Form 10-Q
period 2012-09-30
AUTO TOOL TECHNOLOGIES INC.
filed 2012-12-19
CIK 1533030

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

or

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission File Number 333-181259

AUTO TOOL TECHNOLOGIES INC.
(Exact name of registrant as specified in its charter)

Nevada	N/A
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

101 ½ Mary Street West Whitby, ON, Canada	L1N 2R4
(Address of principal executive offices)	(Zip Code)

(905) 430-6433
(Registrant’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
[   ] YES     [X] NO

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
[   ] YES     [X] NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]		Accelerated filer [ ]
Non-accelerated filer [ ]	(Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act
[   ] YES     [X] NO

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
[   ] YES     [   ] NO

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
35,000,001 common shares issued and outstanding as of December 19, 2012.

PART I – FINANCIAL INFORMATION

Item 1.        Financial Statements

Our unaudited consolidated interim financial statements for the three and nine month periods ended September 30, 2012 and 2011 form part of this quarterly report. Unless otherwise specified our financial statements are expressed in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

Auto Tool Technologies Inc.

September 30, 2012

Auto Tool Technologies Inc.
Consolidated Balance Sheets
(Expressed in US dollars)

	September 30,	December 31,
	2012	2011
	(Unaudited)
ASSETS

Current Assets

Cash	$856	$19,215
Accounts receivable	130,445	99,119
Other receivable	–	10,296
Inventory	65,175	84,960
Prepaid expenses	3,102	2,999
Due from related parties, short-term (Note 5)	90,000	–

Total Current Assets	289,578	216,589

Due from related parties, long-term (Note 5)	334,479	411,974
Property and equipment, net of accumulated depreciation of $21,424 (2011 – $19,985) (Note 3)	2,433	3,079

Total Assets	$626,490	$631,642

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities

Checks written in excess of funds on deposit	$54,558	$–
Accounts payable	163,564	277,055
Accrued liabilities	5,195	28,953
Due to related party (Note 5)	8,607	16,000
Line of credit (Note 4)	174,530	108,140

Total Liabilities	406,454	430,148

Commitments and Contingencies (Note 1)

Stockholders’ Equity

Preferred stock, $0.001 par value, 50,000,000 shares authorized, no shares issued and outstanding	–	–

Common stock, $0.001 par value, 200,000,000 shares authorized, 35,000,001 shares issued and outstanding	35,000	35,000

Additional paid in capital (discount)	(3,495)	(3,495)

Retained earnings	137,801	126,974

Accumulated other comprehensive income	50,730	43,015

Total Stockholders’ Equity	220,036	201,494

Total Liabilities and Stockholders’ Equity	$626,490	$631,642

(The accompanying notes are an integral part of these unaudited consolidated financial statements)

Auto Tool Technologies Inc.
Consolidated Statements of Operations
(Expressed in US dollars)
(Unaudited)

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2012	2011	2012	2011

Revenue	$640,697	$619,296	$219,815	$175,678

Cost of Sales	401,486	393,773	138,734	106,011

Gross Profit	239,211	225,523	81,081	69,667

Expenses

Bank charges and interest	11,552	9,270	3,596	4,159
Selling, marketing and administrative	235,682	227,996	87,693	67,709

Total Operating Expenses	247,234	237,266	91,289	71,868

Loss Before Other Income (Expense)	(8,023)	(11,743)	(10,208)	(2,201)

Other Income (Expense)

Gain (Loss) on foreign exchange	7,260	(14,254)	10,045	(18,415)
Interest income (Note 5)	11,590	11,877	3,889	3,948

Income (Loss) before taxes	10,827	(14,120)	3,726	(16,668)

Income taxes	–	–	–	–

Net Income (Loss)	10,827	(14,120)	3,726	(16,668)

Foreign currency translation adjustments	7,715	(11,172)	8,218	(18,606)

Comprehensive Income (Loss)	$18,542	$(25,292)	$11,944	$(35,274)

Net Income (Loss) Per Share – Basic and Diluted	$0.00	$0.00	$0.00	$0.00

Weighted Average Shares Outstanding	35,000,001	30,000,000	35,000,001	30,000,000

(The accompanying notes are an integral part of these unaudited consolidated financial statements)

Auto Tool Technologies Inc.
Consolidated Statements of Cash Flows
(Expressed in US dollars)
(Unaudited)

	Nine Months Ended
	September 30,
	2012	2011
Operating Activities
Net Income (Loss)	$10,827	$(14,120)
Adjustments to reconcile net income to cash used in operating activities:
Depreciation expense	737	1,532
Changes in operating assets and liabilities:
Prepaid expenses	–	(1,125)
Inventories	22,272	(23,940)
Accrued interest receivable	(11,590)	(11,877)
Accounts receivable	(27,387)	160,760
Accounts payable and accrued liabilities	(144,637)	(301,966)
Net Cash Used in Operating Activities	(149,778)	(190,736)
Investing Activities
Repayment of related party loan	44,897	56,179
Loans to related parties	(28,602)	(124,059)
Net Cash Provided in Investing Activities	16,295	(67,880)
Financing Activities
Bank overdraft	53,518	–
Net change in line of credit	61,477	231,274
Net Cash Provided By Financing Activities	114,995	231,274
Effect of Exchange Rate Changes on Cash	129	82
Decrease In Cash	(18,359)	(27,260)
Cash - Beginning of Period	19,215	30,542
Cash - End of Period	$856	$3,282
Supplemental Disclosures
Interest paid	$9,303	$6,994
Income taxes paid	$–	$–

(The accompanying notes are an integral part of these unaudited consolidated financial statements)

Auto Tool Technologies Inc.
Notes to the Consolidated Financial Statements
September 30, 2012
(Expressed in US dollars)
(Unaudited)

1.	Nature of Operations

Auto Tool Technologies Inc. (the “Company”) was incorporated under the laws of the State of Nevada on May 10, 2011. Upon completion of an acquisition agreement, as described below, the Company acquired the business of DSL Products Limited. The Company is engaged in the sales and distribution of hand tools in Canada.

On December 30, 2011, the Company closed an acquisition agreement with Rossland Asset Management Ltd. (“Rossland”) in which the Company acquired DSL Products Limited (“DSL”), a private company fully owned by Rossland, in exchange for the issuance of 30,000,000 shares of common stock to Rossland.

2.	Basis of Presentation and Principles of Consolidation

The unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the Securities and Exchange Commission (“SEC”) instructions for companies filing Form 10-Q. In the opinion of management, the unaudited interim consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of September 30, 2012, and the results of operations and cash flows for the period then ended. The financial data and other information disclosed in the notes to the interim consolidated financial statements related to this period are unaudited. The results for the nine-month period ended September 30, 2012 are not necessarily indicative of the results to be expected for any subsequent quarter or the entire year ending December 31, 2012. The unaudited interim consolidated financial statements have been condensed pursuant to the Securities and Exchange Commission's rules and regulations and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these unaudited interim consolidated financial statements should be read in conjunction with the Company’s annual audited consolidated financial statements and notes thereto for the year ended December 31, 2011, included in the Company’s Registration Statement on Form S-1 filed on May 9, 2012 with the SEC.

These financial statements and related notes are expressed in US dollars. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, DSL Products Limited. All inter- company accounts and transactions have been eliminated. The Company’s fiscal year-end is December 31. The net assets and operations of DSL Products Limited are deemed to be the continuing entity for accounting purposes under the terms of the acquisition described in Note 3 of the December 31, 2011 financial statements included in the S-1 filed with the SEC on May 9, 2012. Accordingly, DSL Products Limited is deemed to have acquired the net assets and operations of Auto Tool Technologies Inc. on December 30, 2011. The comparative figures as of and for the three month and nine month periods ended September 30, 2011 are those of DSL Products Limited alone.

Auto Tool Technologies Inc.
Notes to the Consolidated Financial Statements
September 30, 2012
(Expressed in US dollars)
(Unaudited)

3.	Property and Equipment

	September 30,	December 31,
	2012	2011
Furniture and Fixtures	$13,376	$12,931
Computer Equipment	10,481	10,133
	23,857	23,064
Less: Accumulated Depreciation	(21,424)	(19,985)
	$2,433	$3,079

4.	Line of Credit

	September 30,	December 31,
	2012	2011
Line of credit payable to bank, interest imputed at prime rate plus 1.55% per annum, secured by assets of the Company.	$174,530	$108,140
	$174,530	$108,140

5.	Related Party Transactions

a)

At September 30, 2012, the Company is owed $424,479 (December 31, 2011 - $411,974) from two affiliated companies owned by the controlling shareholder of the Company, representing cash advances, net of expense reimbursements and accrued interest. The amount is unsecured, bears interest at 5% and is due on demand. During the nine months ended September 30, 2012, the Company accrued $11,590 (2011 - $11,877) of interest on amounts owed from the related companies. The controlling shareholder will repay $90,000 by September 30, 2013. As of December 19, 2012, the Company has received total payments of CDN$67,500. At September 30, 2012, the Company owed $8,607 (December 31, 2011 - $16,000) to the President of the Company. These were monies advanced by the shareholder for general working capital purposes, i.e. accounting and professional fees as required. The amount is unsecured, non-interest bearing and due on demand.

	b)	During the nine months ended September 30, 2012, the Company incurred $56,749 (September 30, 2011 - $67,824) of contractor expenses to the President of the Company.

6.	Subsequent Events

Management has evaluated subsequent events pursuant to ASC Topic 855, and has determined there are no subsequent events to disclose.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This quarterly report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Unless otherwise specified our financial statements are expressed in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

In this quarterly report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to “common shares” refer to the common shares in our capital stock.

As used in this current report and unless otherwise indicated, the terms “we”, “us”, “our” and “our company” mean Auto Tool Technologies Inc., and our wholly-owned subsidiary, DSL Products Limited, an Ontario company, unless otherwise indicated.

General Overview

We were incorporated under the laws of the state of Nevada on May 10, 2011 and are engaged in the distribution of hand tools throughout Canada. Our fiscal year end is December 31. We have one subsidiary, DSL Products Limited, which we acquired via a share exchange on December 30, 2011 in exchange for 30,000,000 shares of our common stock, and which operates our hand tool distribution business. Our business offices are currently located at 101 ½ Mary Street West, Whitby, Ontario, Canada, L1N 2R4. The address of agent for service in Nevada and registered corporate office is c/o National Registered Agents, Inc. of Nevada, 100 East William Street, Suite 204, Carson City, NV, 89701. Our telephone number is (905) 430-6533.

Our Current Business

We import and market hand tools, automotive accessories, lawn and garden products, home products, accessories and attachments for power tools, plumbing products, consumer mechanics tools, cargo control systems and accessories and fasteners. These products are sold to professional end users, distributors, and consumers, and are primarily distributed through retailers (including auto parts stores, home centers, mass merchants, hardware stores, and retail lumber yards).

Hand tools include measuring and levelling tools, hex key sets, hammers, demolition tools, knives and blades, screwdrivers, saws, chisels, clamps and clamping systems and consumer tackers. Automotive accessories include fuses and fuse sets, o-rings sets, specialty tools, tune-up kits, tire repair kits, electrical test kits, jumper cable sets, and mechanic gloves. Electric power tools equipment includes drill bits, grinders, various saws, polisher pads, routers bits, laser products. Lawn and garden products include work gloves, pruners, shears, and related accessories. Home products are comprised of cable ties, scissors, calculators, magnifying glasses, flexible flashlights, paint tools and cleaning brushes. Accessories and attachments for power tools include drill bits, hammer bits, router bits, hacksaws and blades, circular saw blades, jig and reciprocating saw blades, diamond blades, screwdriver bits and quick-change systems, and worksite tool belts and bags. Consumer mechanics tools include wrenches and sockets sets. Cargo control systems include ratchet tie-down straps, cambuckle sets, tow ropes, bungee cord sets and cargo nets.

Our products are sold throughout Canada. We have engaged the services of a national manufacturer’s agency who call on current and prospective customers. Our website is located at www.toolcachecanada.com.The sales agency is fully trained in product knowledge and our sales policies. We also sell our products via our website which has online ordering capability and is secure and individualized to the respective customer.

Cash Requirements

Based on our planned expenditures, we will require approximately $300,000 over the next 12 months, which will be funded from our operations.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Critical Accounting Policies

Basis of Presentation and Principles of Consolidation

The unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the Securities and Exchange Commission (“SEC”) instructions for companies filing Form 10-Q. In the opinion of management, the unaudited interim consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of September 30, 2012, and the results of operations and cash flows for the period then ended. The financial data and other information disclosed in the notes to the interim consolidated financial statements related to this period are unaudited. The results for the nine-month period ended September 30, 2012 are not necessarily indicative of the results to be expected for any subsequent quarter or the entire year ending December 31, 2012. The unaudited interim consolidated financial statements have been condensed pursuant to the Securities and Exchange Commission's rules and regulations and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these unaudited interim consolidated financial statements should be read in conjunction with our company’s annual audited consolidated financial statements and notes thereto for the year ended December 31, 2011, included in our company’s Prospectus on Form 424B3 filed on November 19, 2012 with the SEC.

These financial statements and related notes are expressed in US dollars. The consolidated financial statements include the accounts of our company and its wholly-owned subsidiary, DSL Products Limited. All inter-company accounts and transactions have been eliminated. Our company’s fiscal year-end is December 31. The net assets and operations of DSL Products Limited are deemed to be the continuing entity for accounting purposes under the terms of the acquisition described in Note 3 of the December 31, 2011 financial statements included in our company’s Prospectus on Form 424B3 filed on November 19, 2012 with the SEC. Accordingly, DSL Products Limited is deemed to have acquired the net assets and operations of Auto Tool Technologies Inc. on December 30, 2011. The comparative figures as of and for the three month and nine month periods ended September 30, 2011 are those of DSL Products Limited alone.

Results of Operations

Three Months Ended September 30, 2012 and September 30, 2011

The following summary of our results of operations should be read in conjunction with our financial statements for the quarter ended September 30, 2012, which are included herein.

Our operating results for the three months ended September 30, 2012 and September 30, 2011 are summarized as follows:

	Three Months	Three Months
	Ended	Ended
	September 30,	September 30,
	2012	2011
Revenue	$219,815	$175,678
Cost of sales	$138,734	$106,011
Bank charges and interest	$3,596	$4,159
Selling, marketing and administrative	$87,693	$67,709
Loss (gain) on foreign exchange	$(10,045)	$18,415
Interest expense (income)	$(3,889)	$(3,948)
Net Income (Loss)	$3,726	$(16,668)

Our financial statements report a net income of $3,726 for the three month period ended September 30, 2012 compared to a net loss of $16,668 for the three month period ended September 30, 2011. Our losses have decreased primarily as a result of increased gain on foreign exchange.

Nine Months Ended September 30, 2012 and September 30, 2011

Our operating results for the nine months ended September 30, 2012 and September 30, 2011 are summarized as follows:

	Nine Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2012	2011
Revenue	$640,697	$619,296
Cost of sales	$401,486	$393,773
Bank charges and interest	$11,552	$9,270
Selling, marketing and administrative	$235,682	$227,996
Loss (gain) on foreign exchange	$(7,260)	$14,254
Interest expense (income)	$(11,590)	$(11,877)
Net Income (Loss)	$10,827	$(14,120)

Our financial statements report a net income of $10,827 for the nine month period ended September 30, 2012 compared to a net loss of $14,120 for the nine month period ended September 30, 2011. Our losses have decreased primarily as a result of increased gain on foreign exchange.

Liquidity and Financial Condition

Working Capital

	At	At
	September 30,	December 31,
	2012	2011
Current assets	$289,578	$216,589
Current liabilities	$406,454	$430,148
Working capital (deficit)	$(116,876)	$(213,559)

Our total current liabilities as of September 30, 2012 were $406,454 as compared to total current liabilities of $216,589 as of December 31, 2011. The decrease was primarily due to decreases in accounts payable, accrued liabilities and amounts due to related parties.

Cash Flows

	At	At
	September 30,	September 30,
	2012	2011
Net cash provided by (used in) operating activities	$(149,778)	$(190,736)
Net cash provided by (used in) investing activities	$16,295	$(67,880)
Net cash provided by (used in) financing activities	$114,995	$231,274
Net increase (decrease) in cash during period	$(18,359)	$(27,260)

Operating Activities

Net cash used by operating activities was $149,778 in the nine months ended September 30, 2012 compared with net cash used by operating activities of $190,736 in the nine months ended September 30, 2011. The decrease in use of cash of $40,958 in operating activities is mainly attributed to greater net income and inventories.

Investing Activities

Net cash provided by investing activities was $16,295 in the nine months ended September 30, 2012 compared to net cash used in investing activities of $67,880 in the nine months ended September 30, 2011. The increase in net cash provided by investing activities was due to a decrease in loans to related parties.

Financing Activities

Net cash provided by financing activities was $114,995 in the nine months ended September 30, 2012 compared to $231,274 provided by financing activities in the nine months ended September 30, 2011. The decrease in cash provided by financing activities was due to a decrease in our company’s utilization of our operating line of credit.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 4. Controls and Procedures

Management’s Report on Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer (our principal executive officer, principal financial officer and principle accounting officer) to allow for timely decisions regarding required disclosure.

As of the end of our quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer (our principal executive officer, principal financial officer and principle accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our chief executive officer and chief financial officer (our principal executive officer, principal financial officer and principle accounting officer) concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarterly period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.        Legal Proceedings

We know of no material, existing or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our company.

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.        Defaults Upon Senior Securities

None.

Item 4.        Mine Safety Disclosures

Not applicable.

Item 5.        Other Information

None.

Item 6.        Exhibits

Exhibit	Description
Number

(3)	Articles of Incorporation and Bylaws

3.1	Articles of Incorporation (incorporated by reference from our Registration Statement on Form S-1 filed on May 9, 2012)

3.2	By-laws (incorporated by reference from our Registration Statement on Form S-1 filed on May 9, 2012)

(10)	Material Contracts

10.1	Consulting Agreement dated December 30, 2011 between our company and Cindy Kelly & Associates (incorporated by reference from our Registration Statement on Form S-1 filed on May 9, 2012)

10.2	Share Purchase Agreement dated December 30, 2011 between our company and Rossland Asset Management Ltd. (incorporated by reference from our Registration Statement on Form S-1 filed on May 9, 2012)

(21)	Subsidiaries of the Registrant

21.1	DSL Products Limited, a wholly-owned Ontario corporation

(31)	Rule 13a-14(a)/15d-14(a) Certifications

Exhibit	Description
Number

31.1*	Section 302 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer

(32)	Section 1350 Certifications

32.1*	Section 906 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer

101**	Interactive Data File

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

**	XBRL will be filed by amendment.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AUTO TOOL TECHNOLOGIES INC.
(Registrant)

Dated: December 19, 2012	By:	/s/ Cindy Lee Kelly
Cindy Lee Kelly
President, Chief Executive Officer, Chief Financial
Officer, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer
and Principal Accounting Officer