Form 10-Q/A
period 2012-09-30
AUTO TOOL TECHNOLOGIES INC.
filed 2013-01-17
CIK 1533030

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q/A
Amendment No. 1

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

or

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

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

35,000,001 common shares issued and outstanding as of December 20, 2012.

EXPLANATORY NOTE

Our company is filing this Amendment No. 1 on Form 10-Q/A (the “Amendment”) to our quarterly report on Form 10-Q for the period ended September 30, 2012 (the “Form 10-Q”), filed with the Securities and Exchange Commission on December 19, 2012 (the “Original Filing Date”), to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 consists of the following materials from our Form 10-Q, formatted in XBRL (eXtensible Business Reporting Language):

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Schema
101.CAL	XBRL Taxonomy Calculation Linkbase
101.DEF	XBRL Taxonomy Definition Linkbase
101.LAB	XBRL Taxonomy Label Linkbase
101.PRE	XBRL Taxonomy Presentation Linkbase

This Amendment speaks as of the Original Filing Date, does not reflect events that may have occurred subsequent to the Original Filing Date, and does not modify or update in any way disclosures made in the Form 10-Q. No other changes have been made to the Form 10-Q.

Pursuant to Rule 406T of Regulation S-T, the interactive data files attached as Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the certifications required pursuant to the rules promulgated under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, which were included as exhibits to the Original Report, have been amended, restated and re-executed as of the date of this Amendment No. 1 and are included as Exhibits 31.1 and 32.1 hereto.

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

**

Furnished herewith. Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of any registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AUTO TOOL TECHNOLOGIES INC.
(Registrant)

Dated: January 17, 2013	By:	/s/ Cindy Lee Kelly
Cindy Lee Kelly
President, Chief Executive Officer, Chief Financial
Officer, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer
and Principal Accounting Officer