Form 10-K
period 2012-12-31
AUTO TOOL TECHNOLOGIES INC.
filed 2013-03-06
CIK 1533030

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from [        ] to [         ]

Commission file number 333-181259

AUTO TOOL TECHNOLOGIES INC.
(Exact name of registrant as specified in its charter)

Nevada	N/A
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

101 ½ Mary Street West Whitby, ON, Canada	L1N 2R4
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:	(905) 430-6433

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered
N/A	N/A

Securities registered pursuant to Section 12(g) of the Act:

N/A
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 the Securities Act.
Yes [   ]    No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act
Yes [   ]    No [X]

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the last 90 days.
Yes [X]    No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-K (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes [X]    No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
[   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [   ]    No [X]

The aggregate market value of Common Stock held by non-affiliates of the Registrant on June 30, 2012 was $Nil based on a $Nil average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

35,000,001 common shares as of February 25, 2013.

DOCUMENTS INCORPORATED BY REFERENCE

None.

PART I

Item 1.        Business

This annual report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors that may cause our performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are stated in United States dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

In this annual report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to “common shares” refer to the common shares in our capital stock.

As used in this current report and unless otherwise indicated, the terms "we", "us" and "our" mean Auto Tool Technologies Corp., under the laws of the state of Nevada, and our wholly-owned subsidiary, DSL Products Limited, a company incorporated under the laws of the Province of Ontario, unless otherwise indicated.

General Overview

We were incorporated under the laws of the state of Nevada on May 10, 2011 and are engaged in the distribution of hand tools throughout Canada. Our fiscal year end is December 31. We have one subsidiary, DSL Products Limited, a company incorporated under the laws of the Province of Ontario, which we acquired via a share exchange on December 30, 2011 in exchange for 30,000,000 shares of our common stock, and which operates our hand tool distribution business. Our business offices are currently located at 101 ½ Mary Street West, Whitby, Ontario, Canada, L1N 2R4. The address of agent for service in Nevada and registered corporate office is c/o National Registered Agents, Inc. of Nevada, 100 East William Street, Suite 204, Carson City, NV, 89701. Our telephone number is (905) 430-6533.

Other than as set out in this annual report, we have not been involved in any bankruptcy, receivership or similar proceedings, nor have we been a party to any material reclassification, merger, consolidation or purchase or sale of a significant amount of assets not in the ordinary course of our business.

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

Hand tools include measuring and leveling tools, hex key sets, hammers, demolition tools, knives and blades, screwdrivers, saws, chisels, clamps and clamping systems and consumer tackers. Automotive accessories include fuses and fuse sets, o-rings sets, specialty tools, tune-up kits, tire repair kits, electrical test kits, jumper cable sets, and mechanic gloves. Electric power tools equipment includes drill bits, grinders, various saws, polisher pads, routers bits, laser products. Lawn and garden products include work gloves, pruners, shears, and related accessories. Home products are comprised of cable ties, scissors, calculators, magnifying glasses, flexible flashlights, paint tools and cleaning brushes. Accessories and attachments for power tools include drill bits, hammer bits, router bits, hacksaws and blades, circular saw blades, jig and reciprocating saw blades, diamond blades, screwdriver bits and quick-change systems, and worksite tool belts and bags. Consumer mechanics tools include wrenches and sockets sets. Cargo control systems include ratchet tie-down straps, cambuckle sets, tow ropes, bungee cord sets and cargo nets.

Our products are sold throughout Canada. We contract the services of a national manufacturer’s agency who call on current and prospective customers. The sales agency is fully trained in product knowledge and our sales policies. We also sell our products on a wholesale basis via our website at www.toolcachecanada.com, which has on-line ordering capability which is secure and individualized to the respective customer. We plan on launching www.toolvalley.com as our retail consumer portal. Although we may not have, or be able to raise, sufficient capital to launch our e-commerce business, we believe that we have sufficient resources to fund our core business of selling automotive and household tools to retailers for at least one year from our balance sheet date of December 31, 2012.

Competition

We compete on the basis of our reputation for product quality, our well-known brands, and our commitment to customer service, strong customer relationships, the breadth of our product lines and our innovative products and customer value propositions.

We encounter active competition in all of our businesses from both larger and smaller companies that offer the same or similar products and services or that produce different products appropriate for the same uses. We have a large number of competitors; however, aside from a small number of who market a range of products somewhat comparable to us, the majority of our competitors compete only with respect to one or more individual products or product lines in that segment. Certain large customers offer private label brands ("house brands") that compete across a wider spectrum of our DIY segment product offerings.

Customers

A significant portion of our products are sold to a wide variety of automotive parts stores and home centers in Canada. A consolidation of retailers both in Canada and abroad has occurred over time. While this consolidation and the domestic and international expansion of these large retailers has provided us with opportunities for growth, the increasing size and importance of individual customers creates a certain degree of exposure to potential sales volume loss.

During the year ended December 31, 2012 we relied on 1 customer for an aggregate of 26% of our revenues.

Suppliers

We acquire our product for resale from established manufacturers and hand tool distributors. Almost all of our products are acquired as finished goods that are immediately ready for sale to our customers. Our products are manufactured using both ferrous and non-ferrous metals including, but not limited to steel, zinc, copper, brass, aluminum and nickel, and resin also represents a significant commodity used in production. Additionally, we use other commodity-based materials for components and packaging including, but not limited to, plastics, wood, and other corrugated products.

Intellectual Property

We have been granted a Canadian trademark registration for “Tool Valley.”

  Serial/File No. 1293373
  Trademark: Tool Valley
  Registration No.: TMA819,674
  Registration date: 12 Mar 2012

Employees

We have no employees other than our sole director and officer. Management and office administration services are provided by Cindy Kelly & Associates under a management consulting agreement.

On December 30, 2011 we entered into a consulting agreement with Cindy Kelly & Associates. Under the terms of the agreement we agreed to pay Cindy Kelly & Associates total compensation of CAD $75,000 a year. The agreement has an indefinite term, but may be terminated by Cindy Kelly & Associates by providing 90 days written notice.

Distribution Methods

We warehouse and distribute our products from a third–party logistics provider based in Whitby, Ontario. The logistics provider invoices us on a monthly basis for these services.

Government Regulation

There are no governmental regulations that are material to our operations.

Research and Development

We have incurred $Nil in research and development expenditures over the last two fiscal years.

Purchase of Significant Equipment

We do not intend to purchase any significant equipment over the twelve months.

Item 1A.      Risk Factors

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 1B.      Unresolved Staff Comments

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 2.        Properties

Executive Offices

We do not own interests in any real property. Our sole director and officer, has provided us with 1,000 square ft. of furnished office which is our principal executive office. This location currently serves as our primary office for planning and implementing our business plan. This space is currently sufficient for our purposes, and we expect it to be sufficient for the foreseeable future. Our sole director and officer charges our company $600 per month for use of this office space.

Item 3.        Legal Proceedings

We know of no material, existing or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our company.

Item 4.        Mine Safety Disclosures

Not applicable.

PART II

Item 5.        Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is not traded on any exchange. We intend to engage a market maker to apply to have our common stock quoted on the OTC Bulletin Board since our Registration Statement has been declared effective by the SEC; however, there is no guarantee that we will obtain a listing.

There is currently no trading market for our common stock and there is no assurance that a regular trading market will ever develop. OTC Bulletin Board securities are not listed and traded on the floor of an organized national or regional stock exchange. Instead, OTC Bulletin Board securities transactions are conducted through a telephone and computer network connecting dealers. OTC Bulletin Board issuers are traditionally smaller companies that do not meet the financial and other listing requirements of a regional or national stock exchange.

To have our common stock listed on any of the public trading markets, including the OTC Bulletin Board, we will require a market maker to sponsor our securities. We have not yet engaged any market maker to sponsor our securities and there is no guarantee that our securities will meet the requirements for quotation or that our securities will be accepted for listing on the OTC Bulletin Board. This could prevent us from developing a trading market for our common stock.

We have issued 35,000,001 shares of our common stock since our inception. There are no outstanding options, warrants, or other securities that are convertible into shares of common stock.

Holders

On February 25, 2013, the shareholders' list showed 2 registered shareholders.

Dividend Policy

We have not paid any dividends since our incorporation and do not anticipate the payment of dividends in the foreseeable future. At present, our policy is to retain any earnings to develop and market our services. The payment of dividends in the future will depend upon, among other factors, our earnings, capital requirements, and operating financial conditions.

Equity Compensation Plan Information

We do not have any compensation plan under which equity securities are authorized for issuance.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

Other than set forth below, we did not sell any equity securities which were not registered under the Securities Act during the year ended December 31, 2012 that were not otherwise disclosed in this annual report on Form 10-K, in our quarterly reports on Form 10-Q or in our current reports on Form 8-K filed during the year ended December 31, 2012.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fourth quarter of our fiscal year ended December 31, 2012.

Item 6.        Selected Financial Data

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 7.        Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our audited financial statements and the related notes that appear elsewhere in this annual report. The discussions of results, causes and trends should not be construed to imply any conclusion that these results or trends will necessarily continue into the future.

Our audited financial statements are stated in United States dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Liquidity and Financial Condition

Working Capital

	At	At
	December 31,	December 31,
	2012	2011
Current assets	$265,597	$216,589
Current liabilities	$415,777	$430,148
Working capital (deficit)	$(150,180)	$(213,559)

Cash Flows

	Year Ended
	December 31,	December 31
	2012	2011
Cash flows used in operating activities	$(89,908)	$(89,417)
Cash flows provided by (used in) investing activities	$26,372	$(33,128)
Cash flows provided by financing activities	$44,188	$111,264
Net (decrease) in cash during year	$(19,215)	$(11,237)

Operating Activities

Net cash used in operating activities was $89,908 for our year ended December 31, 2012 compared with cash used in operating activities of $89,417 in the same period in 2011. The increase of $491 in operating activities is mainly attributable to changes in accounts payable and accrued liabilities.

Investing Activities

Net cash provided by investing activities was $26,372 for our year ended December 31, 2012 compared to net cash loss in investing activities of $33,128 in the same period in 2011.

Financing Activities

Net cash provided by financing activities was $44,188 for our year ended December 31, 2012 compared to $111,264 in the same period in 2011. The decrease was mainly attributable to a decrease in the net change in line of credit.

Contractual Obligations

As a “smaller reporting company”, we are not required to provide tabular disclosure obligations.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

Results of Operations for our Years Ended December 31, 2012 and 2011

The following summary of our results of operations should be read in conjunction with our audited financial statements for the years ended December 31, 2012 and 2011.

Our operating results for the years ended December 31, 2012 and 2011 are summarized as follows:

	Year Ended December 31, 2012 $	Year Ended December 31, 2011 $	Change Between Year Ended December 31, 2012 and Year Ended December 31, 2011 $
Revenue	885,561	973,813	(88,252)
Cost of sales	541,610	616,543	(74,933)
Total operating expenses	393,958	403,777	(9,819)
Other income	19,109	7,649	11,460
Net loss	(30,898)	(39,763)	8,865

Revenue

We had revenues of $885,561 and $973,813 in the years ended December 31, 2012 and 2011, respectively. The 9% reduction in revenue in 2012 was due to reduced demand for the company’s lower price tool products as customers cut back on their orders for these products. Customers cited overall slowness in the automotive aftermarket trade channel as consumer discretionary spending declined vs. 2011. The company did have increased sales for its higher priced professional tool products that were marketed to the heavy duty and industrial trade channels. These trade channels were less affected by the economic factors which affected the automotive aftermarket.

Cost of Sales

Cost of sales declined by 12% which were in line with overall sales decline as well as a stronger Canadian dollar which improved overall product purchasing.

Operating Expenses

Total operating expenses relating to bank charges, interest, selling, marketing and administrative expenses decreased 2% for the year ended December 31, 2012 to approximately $393,958 from approximately $403,777 for the year ended December 31, 2011. While selling and marketing expenses declined in line with overall sales decline, administrative expenses were higher due to the company’s legal and accounting expenses pursuant to its SEC filings in 2012.

In the year ended December 31, 2012, we incurred net losses of $30,898. This was a due to a $3,500 increase in operating loss combined with a $11,460 increase in other income.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations is based upon the accompanying consolidated financial statements, which have been prepared in accordance with the accounting principles generally accepted in the United States of America and are expressed in United States dollars. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management’s application of accounting policies. We believe that understanding the basis and nature of the estimates and assumptions involved with the following aspects of our financial statements is critical to an understanding of our financial statements.

Basis of Presentation and Principles of Consolidation

These consolidated financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in US dollars. The consolidated financial statements include the accounts of our company and its wholly-owned subsidiary, DSL Products Limited. All inter-company accounts and transactions have been eliminated. Our company’s fiscal year-end is December 31. These consolidated financial statements present the net assets and operations of DSL Products Limited from the periods from inception on October 12, 1978 to December 31, 2012 since the net assets and operations of DSL Products Limited are deemed to be the continuing entity for accounting purposes under the terms of the acquisition described in Note 3. Accordingly, DSL Products Limited is deemed to have acquired the net assets and operations of Auto Tool Technologies Inc. on December 31, 2011.

Use of Estimates

The preparation of these statements in accordance with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Our company regularly evaluates estimates and assumptions related to useful life and recoverability of long-lived assets, collectability of receivables and related bad debt expenses, inventory shrinkage and write off, deferred income tax asset valuations and loss contingencies. Our company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by our company may differ materially and adversely from our company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

Cash and Cash Equivalents

Our company considers all highly liquid instruments with maturities of three months or less at the time of issuance to be cash equivalents.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are stated at the amount billed to customers and are ordinarily due upon receipt. Our company provides an allowance for doubtful accounts, which is based upon a review of outstanding receivables, historical collection information and existing economic conditions. Provisions for doubtful accounts are recorded when it is deemed probable that the customer will not make the required payments at either the contractual due dates or in the future. At December 31, 2012 and 2011, there were no provisions for doubtful accounts necessary.

Inventory

Inventories are stated at the lower of cost or market. Cost is determined on a standard cost basis that approximates the first-in, first-out (FIFO) method. Market is determined based on net realizable value. Appropriate consideration is given to obsolescence, excessive levels, deterioration, and other factors in evaluating net realizable value. At December 31, 2012 and 2011, inventory consisted of tools and tool displays.

Property and Equipment

Property and equipment consists of furniture, fixtures and computer equipment and is recorded at cost. Depreciation is recorded on a straight-line basis over their estimated useful lives of five years.

Long Lived Assets

In accordance with ASC 360, Property Plant and Equipment our company tests long-lived assets or asset groups for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and a current expectation that the asset will more likely than not be sold or disposed significantly before the end of its estimated useful life.

Recoverability is assessed based on the carrying amount of the asset and its fair value which is generally determined based on the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset, as well as specific appraisal in certain instances. An impairment loss is recognized when the carrying amount is not recoverable and exceeds fair value.

Financial Instruments/Concentrations

Our company’s consolidated financial instruments consist principally of cash, accounts receivable, accounts payable, and loan payable. Pursuant to ASC 820, Fair Value Measurements and Disclosures and ASC 825, Financial Instruments the fair value of cash equivalent is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. Our company believes that the recorded values of all of our company’s other financial instruments approximate their current fair values because of their nature and relatively short maturity dates or durations.

Shipping and Freight

Shipping and freight costs are classified as part of the operating expenses. These costs are considered recurring costs that are incurred in order to generate sales.

Foreign Currency Translation

The functional currency of our company is the Canadian dollar and the reporting currency of our company is the United States dollar. The consolidated financial statements of our company were translated to United States dollars in accordance with ASC 830, Foreign Currency Translation Matters, using period-end rates of exchange for assets and liabilities, and average rates of exchange for the year for revenues and expenses. Translation gains (losses) are recorded in accumulated other comprehensive income (loss) as a component of stockholders’ equity. Gains and losses arising on foreign currency denominated transactions included in the determination of income. Foreign currency transactions are primarily undertaken in United States dollars. Our company has not, to the date of these consolidated financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

Comprehensive Income (Loss)

ASC 220, Comprehensive Income establishes standards for the reporting and display of comprehensive income (loss) and its components in the consolidated financial statements. During the years ended December 31, 2012 and 2011, our company’s only component of comprehensive income was foreign currency translation adjustment.

Basic and Diluted Net Loss Per Share

Our company computes net loss per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (EPS) on the face of the statement of operations. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all potentially dilutive shares if their effect is anti-dilutive. Our company did not have any dilutive potential shares outstanding at December 31, 2012 or 2011.

Income Taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. Our company has adopted ASC 740, Income Taxes as of its inception. Pursuant to ASC 740 our company is required to compute tax asset benefits for net operating losses carried forward. The potential benefits of net operating losses have not been recognized in these consolidated financial statements because our company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years. As of December 31, 2012 and 2011, our company had no accrued interest or penalties related to uncertain tax positions.

Revenue Recognition

Our company recognizes revenue when persuasive evidence of an arrangement exists, products have been shipped, the sales price is fixed or determinable, and collectability is reasonably assured.

Advertising Costs

Our company expenses the cost of advertising and promotional materials when incurred. Total advertising costs were $18,779 and $39,189 for the years ended December 31, 2012 and 2011, respectively.

Recent Accounting Pronouncements

Our company has implemented all new accounting pronouncements that are in effect and that may impact its consolidated financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

Item 7A.      Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 8.        Financial Statements and Supplementary Data

Auto Tool Technologies Inc.

December 31, 2012

13

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Auto Tool Technologies Inc.

We have audited the accompanying consolidated balance sheets of Auto Tool Technologies Inc. and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of operations and comprehensive loss, stockholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Auto Tool Technologies Inc. and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ HJ & Associates, LLC
HJ & Associates, LLC
Salt Lake City, Utah
March 6, 2013

Auto Tool Technologies Inc.
Consolidated Balance Sheets
(Expressed in US dollars)

	December 31,	December 31,
	2012	2011

ASSETS

Current Assets

Cash	$–	$19,215
Accounts receivable, Net of Allowances of $0 and $0, Respectively	84,224	99,119
Other receivable	–	10,296
Inventory	88,307	84,960
Prepaid expenses	3,066	2,999
Due from related parties, short-term (Note 6)	90,000	–
Total Current Assets	265,597	216,589

Due from related parties, long-term (Note 6)	323,286	411,974
Property and equipment, net of accumulated depreciation of $21,419 (2011 – $19,985) (Note 4)	2,156	3,079

Total Assets	$591,039	$631,642

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities

Checks written in excess of funds on deposit	$8,361	$–
Accounts payable	244,021	277,055
Accrued liabilities	8,137	28,953
Due to related party (Note 6)	8,685	16,000
Line of credit (Note 5)	146,573	108,140

Total Liabilities	415,777	430,148

Commitments and Contingencies (Note 1)

Stockholders’ Equity (Note 7)

Preferred stock, $0.001 par value, 50,000,000 shares authorized, no shares issued and outstanding	–	–

Common stock, $0.001 par value, 200,000,000 shares authorized, 35,000,001 shares issued and outstanding	35,000	35,000

Additional paid in capital (discount)	(3,495)	(3,495)

Retained earnings	96,076	126,974

Accumulated other comprehensive income	47,681	43,015

Total Stockholders’ Equity	175,262	201,494

Total Liabilities and Stockholders’ Equity	$591,039	$631,642

(The accompanying notes are an integral part of these consolidated financial statements)

Auto Tool Technologies Inc.
Consolidated Statements of Operations and Comprehensive Loss
(Expressed in US dollars)

	Years Ended
	December 31,
	2012	2011

Revenue	$885,561	$973,813

Cost of Sales	541,610	616,543

Gross Profit	343,951	357,270

Expenses

Bank charges and interest	15,904	11,138
Selling, marketing and administrative	378,054	392,639

Total Operating Expenses	393,958	403,777

Loss Before Other Income (Expenses)	(50,007)	(46,507)

Other Income (Expense)

Gain (Loss) on foreign exchange	3,616	(8,021)
Interest income (Note 6)	15,493	15,670

Loss before taxes	(30,898)	(38,858)

Income taxes	–	(905)

Net Loss	(30,898)	(39,763)

Foreign currency translation adjustments	4,666	4,211

Comprehensive Loss	$(26,232)	$(35,552)

Net Loss Per Share – Basic and Diluted	$(0.00)	$(0.00)

Weighted Average Shares Outstanding	35,000,001	31,739,726

(The accompanying notes are an integral part of these consolidated financial statements)

Auto Tool Technologies Inc.
Consolidated Statements of Cash Flows
(Expressed in US dollars)

	Years Ended
	December 31,
	2012	2011
Operating Activities
Net Loss	$(30,898)	$(39,763)
Adjustments to reconcile net loss to cash provided (used) in operating activities:
Bad debt expense	–	6,791
Depreciation expense	986	2,021
Changes in operating assets and liabilities:
Prepaid expenses	–	1,914
Inventories	(1,457)	901
Accrued interest receivable	(15,495)	(15,669)
Accounts receivable	17,075	90,062
Accounts payable and accrued liabilities	(60,119)	(135,674)
Net Cash Used in Operating Activities	(89,908)	(89,417)
Investing Activities
Loans to related parties	(41,155)	(154,686)
Repayments from related parties	67,527	110,097
Net cash acquired on reverse capitalization	–	11,461
Net Cash Provided By Investing Activities	26,372	(33,128)
Financing Activities
Bank overdraft	8,322	–
Net change in line of credit	35,866	111,264
Net Cash Provided By Financing Activities	44,188	111,264
Effect of Exchange Rate Changes on Cash	133	44
Decrease In Cash	(19,215)	(11,237)
Cash - Beginning of Year	19,215	30,452
Cash - End of Year	$–	$19,215
Supplemental Disclosures
Interest paid	$12,945	$11,138
Income taxes paid	$–	$1,922

(The accompanying notes are an integral part of these consolidated financial statements)

Auto Tool Technologies Inc.
Consolidated Statements of Stockholders’ Equity
(Expressed in US dollars)

					Accumulated
			Additional		Other
	Common Stock		Paid-In	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Income	Total
Balance, December 31, 2010	30,000,000	$30,000	$(6,963)	$166,737	$47,226	$237,000
Recapitalization upon reverse acquisition	5,000,001	5,000	3,468	–	–	8,468
Foreign currency translation adjustments	–	–	–	–	(4,211)	(4,211)
Net loss for the year	–	–	–	(39,763)	–	(39,763)
Balance, December 31, 2011	35,000,001	35,000	(3,495)	126,974	43,015	201,494
Foreign currency translation adjustments	–	–	–	–	4,666	4,666
Net loss for the year	–	–	–	(30,898)	–	(30,898)

Balance, December 31, 2012	35,000,001	$35,000	$(3,495)	$96,076	$47,681	$175,262

(The accompanying notes are an integral part of these consolidated financial statements)

Auto Tool Technologies Inc.
Notes to the Consolidated Financial Statements
December 31, 2012
(Expressed in US dollars)

1.	Nature of Operations

Auto Tool Technologies Inc. (the “Company”) was incorporated under the laws of the State of Nevada on May 10, 2011. Upon completion of an acquisition agreement, as described below, the Company acquired the business of DSL Products Limited. The Company is engaged in the sales and distribution of hand tools in Canada.

On December 30, 2011, the Company closed an acquisition agreement with Rossland Asset Management Ltd. (“Rossland”) in which the Company acquired DSL Products Limited (“DSL”), a private company fully owned by Rossland, in exchange for the issuance of 30,000,000 shares of common stock to Rossland. Refer to Note 3.

2.	Summary of Significant Accounting Policies

a)	Basis of Presentation and Principles of Consolidation

These consolidated financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in US dollars. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, DSL Products Limited. All inter-company accounts and transactions have been eliminated. The Company’s fiscal year-end is December 31. These consolidated financial statements present the net assets and operations of DSL Products Limited from the periods from inception on October 12, 1978 to December 31, 2012 since the net assets and operations of DSL Products Limited are deemed to be the continuing entity for accounting purposes under the terms of the acquisition described in Note 3. Accordingly, DSL Products Limited is deemed to have acquired the net assets and operations of Auto Tool Technologies Inc. on December 31, 2011.

b)	Use of Estimates

The preparation of these statements in accordance with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to useful life and recoverability of long-lived assets, collectability of receivables and related bad debt expenses, inventory shrinkage and write off, deferred income tax asset valuations and loss contingencies. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

c)	Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturities of three months or less at the time of issuance to be cash equivalents.

d)	Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are stated at the amount billed to customers and are ordinarily due upon receipt. The Company provides an allowance for doubtful accounts, which is based upon a review of outstanding receivables, historical collection information and existing economic conditions. Provisions for doubtful accounts are recorded when it is deemed probable that the customer will not make the required payments at either the contractual due dates or in the future. At December 31, 2012 and 2011, there were no provisions for doubtful accounts necessary.

e)	Inventory

Inventories are stated at the lower of cost or market. Cost is determined on a standard cost basis that approximates the first-in, first-out (FIFO) method. Market is determined based on net realizable value. Appropriate consideration is given to obsolescence, excessive levels, deterioration, and other factors in evaluating net realizable value. At December 31, 2012 and 2011, inventory consisted of tools and tool displays.

f)	Property and Equipment

Property and equipment consists of furniture, fixtures and computer equipment and is recorded at cost. Depreciation is recorded on a straight-line basis over their estimated useful lives of five years.

Auto Tool Technologies Inc.
Notes to the Consolidated Financial Statements
December 31, 2012
(Expressed in US dollars)

2.	Summary of Significant Accounting Policies (continued)

	g)	Long lived assets

In accordance with ASC 360, Property Plant and Equipment the Company tests long-lived assets or asset groups for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and a current expectation that the asset will more likely than not be sold or disposed significantly before the end of its estimated useful life.

Recoverability is assessed based on the carrying amount of the asset and its fair value which is generally determined based on the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset, as well as specific appraisal in certain instances. An impairment loss is recognized when the carrying amount is not recoverable and exceeds fair value.

	h)	Financial Instruments/Concentrations

The Company’s consolidated financial instruments consist principally of cash, accounts receivable, accounts payable, and loan payable. Pursuant to ASC 820, Fair Value Measurements and Disclosures and ASC 825, Financial Instruments the fair value of cash equivalent is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. The Company believes that the recorded values of all of the Company’s other financial instruments approximate their current fair values because of their nature and relatively short maturity dates or durations.

	i)	Shipping and Freight

Shipping and freight costs are classified as part of the operating expenses. These costs are considered recurring costs that are incurred in order to generate sales.

	j)	Foreign Currency Translation

The functional currency of the Company is the Canadian dollar and the reporting currency of the Company is the United States dollar. The consolidated financial statements of the Company were translated to United States dollars in accordance with ASC 830, Foreign Currency Translation Matters, using period-end rates of exchange for assets and liabilities, and average rates of exchange for the year for revenues and expenses. Translation gains (losses) are recorded in accumulated other comprehensive income (loss) as a component of stockholders’ equity. Gains and losses arising on foreign currency denominated transactions included in the determination of income. Foreign currency transactions are primarily undertaken in United States dollars. The Company has not, to the date of these consolidated financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

	k)	Comprehensive Income (Loss)

ASC 220, Comprehensive Income establishes standards for the reporting and display of comprehensive income (loss) and its components in the consolidated financial statements. During the years ended December 31, 2012 and 2011, the Company’s only component of comprehensive income was foreign currency translation adjustment.

	l)	Basic and Diluted Net Loss Per Share

The Company computes net loss per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (EPS) on the face of the statement of operations. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all potentially dilutive shares if their effect is anti-dilutive. The Company did not have any dilutive potential shares outstanding at December 31, 2012 or 2011.

Auto Tool Technologies Inc.
Notes to the Consolidated Financial Statements
December 31, 2012
(Expressed in US dollars)

2.	Summary of Significant Accounting Policies (continued)

	m)	Income Taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has adopted ASC 740, Income Taxes as of its inception. Pursuant to ASC 740 the Company is required to compute tax asset benefits for net operating losses carried forward. The potential benefits of net operating losses have not been recognized in these consolidated financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years. As of December 31, 2012 and 2011, the Company had no accrued interest or penalties related to uncertain tax positions.

	n)	Revenue Recognition

The Company recognizes revenue when persuasive evidence of an arrangement exists, products have been shipped, the sales price is fixed or determinable, and collectability is reasonably assured.

	o)	Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its consolidated financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

	p)	Advertising Costs

The Company expenses the cost of advertising and promotional materials when incurred. Total advertising costs were $18,779 and $39,189 for the years ended December 31, 2012 and 2011, respectively.

3.	Acquisition of DSL Products Limited

On December 30, 2011, the Company entered into an acquisition agreement (the “Acquisition Agreement”) with Rossland Asset Management Ltd. ("Rossland). The Company acquired 100% of DSL Products Limited ("DSL") from Rossland in exchange for 30,000,000 shares of common stock (the "Acquisition"). DSL is engaged in the sales and distribution of hand tools in Canada. Rossland held 86% of the total issued and outstanding common shares of the Company immediately following the Acquisition. The Acquisition was a capital transaction in substance and therefore has been accounted for as a recapitalization, which is outside the scope ASC 805, “Business Combinations”. Under recapitalization accounting, DSL is considered the acquirer for accounting and financial reporting purposes, and acquired the assets and assumed the liabilities of the Company. Assets acquired and liabilities assumed are reported at their historical amounts. These consolidated financial statements include the accounts of the Company since the effective date of the recapitalization and the historical accounts of the business of DSL since inception.

4.	Property and Equipment

	December 31,	December 31,
	2012	2011

Furniture and Fixtures	$13,218	$12,931
Computer Equipment	10,357	10,133
	23,575	23,064
Less: Accumulated Depreciation	(21,419)	(19,985)
	$2,156	$3,079

5.	Line of Credit

	December 31,	December 31,
	2012	2011
Line of credit payable to bank, interest imputed at prime rate plus 1.55% per annum, secured by assets of the Company.	$146,573	$108,140
	$146,573	$108,140

Auto Tool Technologies Inc.
Notes to the Consolidated Financial Statements
December 31, 2012
(Expressed in US dollars)

6.	Related Party Transactions

a)

At December 31, 2012, the Company is owed CDN$413,286 (2011 - CDN$411,974) from two affiliated companies owned by the controlling shareholder of the Company, representing cash advances, net of expense reimbursements and accrued interest. The amount is unsecured, bears interest at 5% and is due on demand. During the year ended December 31, 2012, the Company accrued CDN$15,493 (2011 - CDN$15,670) of interest on amounts owed from the related companies. The controlling shareholder will repay CDN$90,000 by December 31, 2013. As of December 19, 2012, the Company has received total payments of CDN$67,500. At December 31, 2012, the Company owed CDN$8,685 (2011 - CDN$16,000) to the President of the Company. These were monies advanced by the shareholder for general working capital purposes, i.e. accounting and professional fees as required. The amount is unsecured, non-interest bearing and due on demand.

	b)	During the year ended December 31, 2012, the Company incurred CDN$69,488 (2011 - CDN$86,316) of contractor expenses to the President of the Company.

7.	Common Stock

On December 30, 2011, the Company issued 30,000,000 shares of common stock pursuant to the acquisition agreement described in Note 3.

8.	Income Taxes

The provision for income taxes differs from the amount computed by applying the statutory income tax rate to loss before income taxes as follows at December 31:

	2012	2011
	$	$

Net (Loss) Income Before Taxes	(30,898)	(38,858)
Income tax expense on net income at effective Canadian tax rate of:	16%	16%
	(4,944)	(6,217)
Non-deductible expenses	872	2,811
Valuation allowance	4,072	2,501

Provision for income taxes at combined tax rates	–	(905)

Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax basis. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in the tax laws and rates on the date of enactment. At December 31, 2012, the Company had net operating loss carryforwards of approximately $59,500 that may be offset against future taxable income from the year 2012 through 2030. This results in deferred tax assets of $9,512 and $5,447 as of December 31, 2012 and 2011. The Company has fully allowed for these assets as of the years then ended. The valuation allowance is estimated to be approximately $4,100 and $2,500 for the years ended December 31, 2012 and 2011, respectively.

9.	Major Customers

Sales for the years ended December 31, 2012 and 2011 included sales to the following major customers as a percentage of total sales:

	2012	2012	2011	2011
	Sales	Receivable Balance	Sales	Receivable Balance

Customer A	26%	–	20%	–
Customer B	7%	$7,764	12%	$9,784
Customer C	5%	$5,046	10%	$4,562

10.	Subsequent Events

Management has evaluated subsequent events pursuant to ASC Topic 855, and has determined there are no subsequent events to disclose.

Item 9.        Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

There were no disagreements related to accounting principles or practices, financial statement disclosure, internal controls or auditing scope or procedure during the two fiscal years and interim periods, including the interim period up through the date the relationship ended.

Item 9A.      Controls and Procedures

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our company’s registered public accounting firm due to a transition period established by the rules of the SEC for newly public companies.

Item 9B.      Other Information

None.

PART III

Item 10.      Directors, Executive Officers and Corporate Governance

All directors of our company hold office until the next annual meeting of the security holders or until their successors have been elected and qualified. The officers of our company are appointed by our board of directors and hold office until their death, resignation or removal from office. Our directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Position Held with our company	Age	Date First Elected or Appointed
Cindy Lee Kelly	President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director	52	May 10, 2011

Business Experience

The following is a brief account of the education and business experience during at least the past five years of each director, executive officer and key employee of our company, indicating the person’s principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

Cindy Lee Kelly - President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director

Ms. Kelly was appointed as our President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director of our company on May 10, 2011.

Cindy Kelly began her career in 1983 with MCL Electronics, Ltd., a Toronto based company that specialized in manufacturing and distributing electronic household products. In 1988, she joined Harada Antennas Ltd., as the Office Manager. In 1994, Ms. Kelly joined Supplier Services, Ltd., as General Manager. In 1998 she was promoted to President. In 2005, Ms. Kelly joined DSL Products Limited. From 2005 to 2011 she was Vice-President. In 2011, Ms. Kelly was named president and sole director of DSL Products Limited.

In 2005, Ms. Kelly formed her own consulting firm – Cindy Kelly & Associates. She provides administrative and management services to a number of companies, including our company.

Ms. Kelly does not hold any other directorships in any company with a class of securities registered pursuant to section 12 of the Exchange Act or subject to the requirements of section 15(d) of such Act or any company registered as an investment company under the Investment Company Act of 1940.

Significant Employees

There are no individuals other than our executive officers who make a significant contribution to our business.

Family Relationships

There are no family relationships between any of our directors, executive officers and proposed directors or executive officers.

Involvement in Certain Legal Proceedings

To the best of our knowledge, none of our directors or executive officers has, during the past ten years:

1.	been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offences);

2.

had any bankruptcy petition filed by or against the business or property of the person, or of any partnership, corporation or business association of which he was a general partner or executive officer, either at the time of the bankruptcy filing or within two years prior to that time;

3.

been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or federal or state authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting, his involvement in any type of business, securities, futures, commodities, investment, banking, savings and loan, or insurance activities, or to be associated with persons engaged in any such activity;

4.

been found by a court of competent jurisdiction in a civil action or by the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

5.

been the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated (not including any settlement of a civil proceeding among private litigants), relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

6.

been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Our common stock is not registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Accordingly, our officers, directors, and principal stockholders are not subject to the beneficial ownership reporting requirements of Section 16(a) of the Exchange Act.

Code of Ethics

We plan to adopt a code of ethics that obligates our directors, officers and employees to disclose potential conflicts of interest and prohibits those persons from engaging in such transactions without our consent.

Board and Committee Meetings

Our board of directors held no formal meetings during the year ended December 31, 2012. All proceedings of the board of directors were conducted by resolutions consented to in writing by all the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the Nevada General Corporate Law and our Bylaws, as valid and effective as if they had been passed at a meeting of the directors duly called and held.

For the year ended December 31, 2012, there was no standing nominating committee or committee performing similar functions for our company. Ms. Lee participates in the consideration of director nominees.

Nomination Process

As of December 31, 2012, we did not effect any material changes to the procedures by which our shareholders may recommend nominees to our board of directors. Our board of directors does not have a policy with regards to the consideration of any director candidates recommended by our shareholders. Our board of directors has determined that it is in the best position to evaluate our company’s requirements as well as the qualifications of each candidate when the board considers a nominee for a position on our board of directors. If shareholders wish to recommend candidates directly to our board, they may do so by sending communications to the president of our company at the address on the cover of this annual report.

Audit Committee

We do not currently have an audit committee or a committee performing similar functions. The board of directors as a whole participates in the review of financial statements and disclosure.

Audit Committee Financial Expert

Our board of directors has determined that none of the members of our audit committee qualifies as an "audit committee financial expert" as defined in Item 407(d)(5)(ii) of Regulation S-K, and is "independent" as the term is used in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934, as amended.

We believe that the members of our board of directors are collectively capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. We believe that retaining an independent director who would qualify as an "audit committee financial expert" would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development and the fact that we have not generated any material revenues to date. In addition, we currently do not have nominating, compensation or audit committees or committees performing similar functions nor do we have a written nominating, compensation or audit committee charter. Our board of directors does not believe that it is necessary to have such committees because it believes the functions of such committees can be adequately performed by our board of directors.

Item 11.      Executive Compensation

The particulars of the compensation paid to the following persons:

(a)	our principal executive officer;
(b)	each of our two most highly compensated executive officers who were serving as executive officers at the end of the years ended December 31, 2012 and 2011; and
(c)

up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended December 31, 2012 and 2011, who we will collectively refer to as the named executive officers of our company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensa- tion ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensa- tion ($)	Total ($)
Cindy Lee Kelly President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director	2012 2011	Nil Nil	Nil N/A	Nil N/A	Nil N/A	Nil N/A	Nil N/A	75,490 93,000(1)	75,490 93,000

(1)	These amounts were paid to Cindy Kelly & Associates for the provision of all services related to our administration, office expenses and related overheads.

Option Exercises

During our fiscal year ended December 31, 2012, there were no options exercised by our named officers.

Compensation of Directors

We did not provide any compensation to Ms. Kelly for performing her services as our sole director and officer since the inception of our company.

Ms. Kelly, our sole director and officer, has historically provided consulting services to our subsidiary through a consulting arrangement between our subsidiary and Cindy Kelly & Associates. On December 30, 2011, our subsidiary and Cindy Kelly and Associates entered into a written agreement in regards to this arrangement.

Pension, Retirement or Similar Benefit Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. We have no material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of the board of directors or a committee thereof.

Indebtedness of Directors, Senior Officers, Executive Officers and Other Management

None of our directors or executive officers or any associate or affiliate of our company during the last two fiscal years is or has been indebted to our company by way of guarantee, support agreement, letter of credit or other similar agreement or understanding currently outstanding.

Item 12.      Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of February 25, 2013, certain information with respect to the beneficial ownership of our common shares by each shareholder known by us to be the beneficial owner of more than 5% of our common shares, as well as by each of our current directors and executive officers as a group. Each person has sole voting investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
Cindy Lee Kelly 101 ½ Mary Street West Whitby, Ontario, Canada, L1N 2R4	5,000,001 Common Shares	14%
Directors and Executive Officers as a Group(1)	5,000,001 Common Shares	14%
Rossland Asset Management Ltd. 200- 252 Pall Mall Street, London, Ontario, N6A 5P6	30,000,000 Common Shares	86%

(1)

Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on February 25, 2013. As of February 25, 2013, we had 35,000,001 shares of our common stock issued and outstanding. All figures assume full dilution of convertible securities held.

Securities Authorized for Issuance Under Equity Compensation Plans

There were no unexercised options, stock that has not vested and equity incentive plan awards for our named executive officers during the last two fiscal years.

Changes in Control

We are unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change in control of our company.

Item 13.      Certain Relationships and Related Transactions, and Director Independence

On December 30, 2011, we entered into a consulting agreement with Cindy Kelly & Associates. Under the terms of the agreement we agreed to pay Cindy Kelly & Associates total compensation of CAD $75,000 a year in exchange for services provided to us by our sole director and officer, Cindy Kelly. The agreement has an indefinite term, but may be terminated by Cindy Kelly & Associates by providing 90 days written notice.

At December 31, 2012, our company is owed CDN$413,286 (2011 - CDN$411,974) from two affiliated companies owned by the controlling shareholder of our company, representing cash advances, net of expense reimbursements and accrued interest. The amount is unsecured, bears interest at 5% and is due on demand. During the year ended December 31, 2012, our company accrued CDN$15,493 (2011 - CDN$15,670) of interest on amounts owed from the related companies. The controlling shareholder will repay CDN$90,000 by December 31, 2013. As of December 19, 2012, our company has received total payments of CDN$67,500. At December 31, 2012, our company owed CDN$8,685 (2011 - CDN$16,000) to the president of our company. These were monies advanced by the shareholder for general working capital purposes, i.e. accounting and professional fees as required. The amount is unsecured, non-interest bearing and due on demand.

During the year ended December 31, 2012, our company incurred CDN$69,488 (2011 - CDN$86,316) of contractor expenses to the president of our company.

There have been no other transactions since the beginning of our last fiscal year or any currently proposed transactions in which we are, or plan to be, a participant and the amount involved exceeds $120,000 or one percent of the average of our total assets at year end for the last two completed fiscal years, and in which any related person had or will have a direct or indirect material interest.

Ms. Kelly is our only promoter as defined in Rule 405 of Regulation C due to her participation in and management of the business since our incorporation.

Except as disclosed herein, no director, executive officer, shareholder holding at least 5% of shares of our common stock, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction since the year ended December 31, 2012, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year-end for the last three completed fiscal years.

Director Independence

We currently act with one (1) director, Cindy Lee Kelly. We have determined that our director is not an “independent director” as defined in NASDAQ Marketplace Rule 4200(a)(15).

We do not have a standing audit, compensation or nominating committee, our board of directors acts in such capacities. We believe that our board of directors is capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. The board of directors of our company do not believe that it is necessary to have a standing audit, compensation or nominating committee because we believe that the functions of such committees can be adequately performed by the our sole director. Additionally, we believe that retaining an independent director who would qualify as an “audit committee financial expert” would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development.

Item 14.      Principal Accounting Fees and Services

The aggregate fees billed for the most recently completed fiscal year ended December 31, 2012 and for fiscal year ended December 31, 2011 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended
	December 31, 2012	December 31, 2011
Audit Fees	$33,000	$22,700
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$33,000	$22,700

Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before our independent auditors are engaged by us to render any auditing or permitted non-audit related service, the engagement be:

  approved by our audit committee (which consists of our entire board of directors); or
  entered into pursuant to pre-approval policies and procedures established by the board of directors, provided the policies and procedures are detailed as to the particular service, the board of directors is informed of each service, and such policies and procedures do not include delegation of the board of directors' responsibilities to management.

Our board of directors pre-approves all services provided by our independent auditors. All of the above services and fees were reviewed and approved by the board of directors either before or after the respective services were rendered.

Our board of directors has considered the nature and amount of fees billed by our independent auditors and believes that the provision of services for activities unrelated to the audit is compatible with maintaining our independent auditors’ independence.

PART IV

Item 15.      Exhibits, Financial Statement Schedules

(a)	Financial Statements

	(1)	Financial statements for our company are listed in the index under Item 8 of this document

	(2)	All financial statement schedules are omitted because they are not applicable, not material or the required information is shown in the financial statements or notes thereto.

(b)	Exhibits

Exhibit	Description
Number

(3)	Articles of Incorporation and Bylaws

3.1	Articles of Incorporation (incorporated by reference from our Registration Statement on Form S- 1 filed on May 9, 2012).

3.2	By-laws (incorporated by reference from our Registration Statement on Form S-1 filed on May 9, 2012).

(10)	Material Contracts

10.1	Consulting Agreement dated December 30, 2011 between our company and Cindy Kelly & Associates (incorporated by reference from our Registration Statement on Form S-1 filed on May 9, 2012).

10.2	Share Purchase Agreement dated December 30, 2011 between our company and Rossland Asset Management Ltd. (incorporated by reference from our Registration Statement on Form S-1 filed on May 9, 2012).

(21)	Subsidiaries of the Registrant

21.1	DSL Products Limited, a wholly-owned Ontario corporation

(31)	Section 302 Certifications

31.1*	Section 302 Certification

(32)	Section 906 Certification

32.1*	Section 906 Certification

(101)**	Interactive Data File (Form 10-K for the year ended December 31, 2012 furnished in XBRL).

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

AUTO TOOL TECHNOLOGIES INC.
(Registrant)

Dated: March 6, 2013	/s/ Cindy Lee Kelly
Cindy Lee Kelly
President, Chief Executive Officer, Chief
Financial Officer, Secretary, Treasurer and
Director
(Principal Executive Officer, Principal
Financial Officer and Principal Accounting
Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: March 6, 2013	/s/ Cindy Lee Kelly
Cindy Lee Kelly
President, Chief Executive Officer, Chief
Financial Officer, Secretary, Treasurer and
Director
(Principal Executive Officer, Principal Financial
Officer and Principal Accounting Officer)