Form 10-Q
period 2013-03-31
AUTO TOOL TECHNOLOGIES INC.
filed 2013-05-15
CIK 1533030

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

or

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________to __________

Commission File Number 333-181259

AUTO TOOL TECHNOLOGIES INC.
(Exact name of registrant as specified in its charter)

Nevada	N/A
(State or other jurisdiction of incorporation or	(IRS Employer Identification No.)
organization)

101 ½ Mary Street West Whitby, ON, Canada	L1N 2R4
(Address of principal executive offices)	(Zip Code)

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
[X] YES [   ] NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]
(Do not check if a smaller reporting company)

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

35,000,001 common shares issued and outstanding as of May 10, 2013.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

Our unaudited consolidated interim financial statements for the three month period ended March 31, 2013 and 2012 form part of this quarterly report. Unless otherwise specified our financial statements are expressed in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

Auto Tool Technologies Inc.

March 31, 2013

Auto Tool Technologies Inc.
Consolidated Balance Sheets
(Expressed in US dollars)

	March 31,	December 31,
	2013	2012
	(Unaudited)
ASSETS
Current Assets
Cash	$–	$–
Accounts receivable, net of allowances of $0 and $0, respectively	57,191	84,224
Inventory	61,445	88,307
Prepaid expenses	3,002	3,066
Due from related parties, short-term (Note 5)	90,000	90,000
Total Current Assets	211,638	265,597
Due from related parties, long-term (Note 5)	322,162	323,286
Property and equipment, net of accumulated depreciation of $21,218 (December 31, 2012 – $21,419 ) (Note 3)	1,870	2,156
Total Assets	$535,670	$591,039

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Checks written in excess of funds on deposit	$34,976	$8,361
Accounts payable	135,246	244,021
Accrued liabilities	4,166	8,137
Due to related party (Note 5)	8,907	8,685
Line of credit (Note 4)	236,610	146,573
Total Liabilities	419,905	415,777

Commitments and Contingencies (Note 1)
Stockholders’ Equity
Preferred stock, $0.001 par value, 50,000,000 shares authorized, no shares issued and outstanding	–	–
Common stock, $0.001 par value, 200,000,000 shares authorized, 35,000,001 shares issued and outstanding	35,000	35,000
Additional paid in capital (discount)	(3,495)	(3,495)
Retained earnings	40,481	96,076
Accumulated other comprehensive income	43,779	47,681
Total Stockholders’ Equity	115,765	175,262
Total Liabilities and Stockholders’ Equity	$535,670	$591,039

(The accompanying notes are an integral part of these unaudited consolidated financial statements)

Auto Tool Technologies Inc.
Consolidated Statements of Operations and Comprehensive Loss
(Expressed in US dollars)
(Unaudited)

	Three Months Ended
	March 31,
	2013	2012

Revenue	$99,442	$157,245
Cost of Sales	60,966	97,967
Gross Profit	38,476	59,278
Expenses
Bank charges and interest	3,628	3,263
Selling, marketing and administrative	89,319	77,087
Total Operating Expenses	92,947	80,350
Loss Before Other Income (Expenses)	(54,471)	(21,072)
Other Income (Expense)
Gain (Loss) on foreign exchange	(4,965)	6,037
Interest income (Note 5)	3,841	3,868
Loss before taxes	(55,595)	(11,167)
Income taxes	–	–
Net Loss	(55,595)	(11,167)
Foreign currency translation adjustments	(3,902)	4,173
Comprehensive Loss	$(59,497)	$(6,994)
Net Loss Per Share – Basic and Diluted	$(0.00)	$(0.00)
Weighted Average Shares Outstanding	35,000,001	35,000,001

(The accompanying notes are an integral part of these unaudited consolidated financial statements)

Auto Tool Technologies Inc.
Consolidated Statements of Cash Flows
(Expressed in US dollars)
(Unaudited)

	Three Months Ended
	March 31,
	2013	2012
Operating Activities
Net Loss	$(55,595)	$(11,167)
Adjustments to reconcile net loss to cash provided (used) in operating activities:
Depreciation expense	245	499
Changes in operating assets and liabilities:
Inventories	25,230	7,116
Accrued interest receivable	(3,841)	(3,868)
Accounts receivable	25,488	33,921
Accounts payable and accrued liabilities	(108,917)	(156,829)
Net Cash Used in Operating Activities	(117,390)	(130,328)
Investing Activities
Loans to related parties	(15,805)	(7,889)
Repayments from related parties	12,400	(5,000)
Net Cash Provided By Investing Activities	(3,405)	(12,889)
Financing Activities
Bank overdraft	26,997	30,925
Net change in line of credit	93,798	98,886
Net Cash Provided By Financing Activities	120,795	129,811
Effect of Exchange Rate Changes on Cash	–	125
Decrease In Cash	–	(13,281)
Cash - Beginning of Year	–	19,215
Cash - End of Year	$–	$5,934
Supplemental Disclosures
Interest paid	$2,982	$2,494
Income taxes paid	$–	$–

(The accompanying notes are an integral part of these unaudited consolidated financial statements)

Auto Tool Technologies Inc.
Notes to the Consolidated Financial Statements
March 31, 2013
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

2.	Basis of Presentation and Principles of Consolidation

The unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the Securities and Exchange Commission (“SEC”) instructions for companies filing Form 10-Q. In the opinion of management, the unaudited interim consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of March 31, 2013, and the results of operations and cash flows for the period then ended. The financial data and other information disclosed in the notes to the interim consolidated financial statements related to this period are unaudited. The results for the three-month period ended March 31, 2013 are not necessarily indicative of the results to be expected for any subsequent quarter or the entire year ending December 31, 2013. The unaudited interim consolidated financial statements have been condensed pursuant to the Securities and Exchange Commission's rules and regulations and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these unaudited interim consolidated financial statements should be read in conjunction with the Company’s annual audited consolidated financial statements and notes thereto for the year ended December 31, 2012, included in the Company’s Form 10-K filed on March 6, 2013 with the SEC.

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

3.	Property and Equipment

	March 31,	December 31,
	2013	2012
Furniture and Fixtures	$12,945	$13,218
Computer Equipment	10,143	10,357
	23,088	23,575
Less: Accumulated Depreciation	(21,218)	(21,419)
	$1,870	$2,156

4.	Line of Credit

	March 31,	December 31,
	2013	2012
Line of credit payable to bank, interest imputed at prime rate plus 1.55% per annum, secured by assets of the Company.	$236,610	$146,573
	$236,610	$146,573

Auto Tool Technologies Inc.
Notes to the Consolidated Financial Statements
March 31, 2013
(Expressed in US dollars)
(Unaudited)

5.	Related Party Transactions

a)

At March 31, 2013, the Company is owed CDN$418,736 (December 31, 2012 - CDN$413,286) from two affiliated companies owned by the controlling shareholder of the Company, representing cash advances, net of expense reimbursements and accrued interest. The amount is unsecured, bears interest at 5% and is due on demand. During the three months ended March 31, 2013, the Company accrued CDN$3,872 (2012 - CDN$3,872) of interest on amounts owed from the related companies. The controlling shareholder will repay $90,000 by March 31, 2014. As of March 31, 2013, the Company has received total payments of CDN$67,500. At March 31, 2013, the Company owed CDN$8,907 (December 31, 2012 - CDN$8,685) to the President of the Company. These were monies advanced by the shareholder for general working capital purposes, i.e. accounting and professional fees as required. The amount is unsecured, non-interest bearing and due on demand.

	b)	During the three months ended March 31, 2013, the Company incurred CDN$30,421 (2012 - CDN$16,220) of contractor expenses to the President of the Company.

6.	Subsequent Events

Management has evaluated subsequent events pursuant to ASC Topic 855, and has determined there are no subsequent events to disclose.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Our products are sold throughout Canada. We contract the services of a national manufacturer’s agency who call on current and prospective customers. The sales agency is fully trained in product knowledge and our sales policies. We also sell our products on a wholesale basis via our website at www.toolcachecanada.com, which has on-line ordering capability which is secure and individualized to the respective customer. We plan on launching www.toolvalley.com as our retail consumer portal. Although we may not have, or be able to raise, sufficient capital to launch our e-commerce business, we believe that we have sufficient resources to fund our core business of selling automotive and household tools to retailers for at least one year from our balance sheet date of March 31, 2013.

Cash Requirements

Based on our planned expenditures, we will require approximately $250,000 over the next 12 months, which will be funded from our operations.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Results of Operations

Three Months Ended March 31, 2013 and March 31, 2012

The following summary of our results of operations should be read in conjunction with our financial statements for the quarter ended March 31, 2013, which are included herein.

Our operating results for the three months ended March 31, 2013 and March 31, 2012 are summarized as follows:

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2013	2012
Revenue	$99,442	$157,245
Cost of sales	$60,966	$97,967
Bank charges and interest	$3,628	$3,263
Selling, marketing and administrative	$89,319	$77,087
Loss (gain) on foreign exchange	$4,965	$(6,037)
Interest expense (income)	$(3,841)	$(3,868)
Net Income (Loss)	$(55,595)	$(11,167)

Our financial statements report a net loss of $55,595 for the three month period ended March 31, 2013 compared to a net loss of $11,167 for the three month period ended March 31, 2012. Our losses have increased primarily as a result of less revenue for the quarter ended March 31, 2013 offset by increases in selling, marketing and administrative expenses.

Liquidity and Financial Condition

Working Capital

	At	At
	March 31,	December 31,
	2013	2012
Current assets	$211,638	$265,597
Current liabilities	$419,905	$415,777
Working capital (deficit)	$(208,267)	$(150,180)

Our total current assets as of March 31, 2013 were $211,638 as compared to total current assets of $265,597 as of December 31, 2012. The decrease in working capital was primarily due to a decrease in accounts receivable and inventory.

Cash Flows

		At	At
		March 31,	March 31,
		2013	2012
Net cash provided by (used in) operating activities		$(117,390)	$(130,328)
Net cash provided by (used in) investing activities		$(3,405)	$(12,889)
Net cash provided by (used in) financing activities		$120,795	$129,811
Net increase (decrease) in cash during period	$	Nil	$(13,281)

Operating Activities

Net cash used by operating activities was $117,390 in the three months ended March 31, 2013 compared with net cash used by operating activities of $130,328 in the three months ended March 31, 2012. The increase in use of cash of $12,938 in operating activities is mainly attributed to decreases in depreciation expenses and accounts receivable.

Investing Activities

Net cash used in investing activities was $3,405 in the three months ended March 31, 2013 compared to net cash used in investing activities of $12,889 in the three months ended March 31, 2012. The decrease in net cash used investing activities was due to an increase in loans to related parties offset by an increase in repayments from related parties.

Financing Activities

Net cash provided by financing activities was $120,795 in the three months ended March 31, 2013 compared to $129,811 provided by financing activities in the three months ended March 31, 2012. The decrease in cash provided by financing activities was due to decreases in our bank overdraft and net change in our line of credit.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit	Description
Number
(3)	Articles of Incorporation and Bylaws
3.1	Articles of Incorporation (incorporated by reference from our Registration Statement on Form S-1 filed on May 9, 2012)
3.2	By-laws (incorporated by reference from our Registration Statement on Form S-1 filed on May 9, 2012)
(10)	Material Contracts
10.1	Consulting Agreement dated December 30, 2011 between our company and Cindy Kelly & Associates (incorporated by reference from our Registration Statement on Form S-1 filed on May 9, 2012)
10.2	Share Purchase Agreement dated December 30, 2011 between our company and Rossland Asset Management Ltd. (incorporated by reference from our Registration Statement on Form S-1 filed on May 9, 2012)
(21)	Subsidiaries of the Registrant
21.1	DSL Products Limited, a wholly-owned Ontario corporation
(31)	Rule 13a-14(a)/15d-14(a) Certifications
31.1*	Section 302 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer
(32)	Section 1350 Certifications
32.1*	Section 906 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer

Exhibit	Description
Number

101*	Interactive Data File
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

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

AUTO TOOL TECHNOLOGIES INC.
(Registrant)

Dated: May 15, 2013	By:	/s/ Cindy Lee Kelly
Cindy Lee Kelly
President, Chief Executive Officer, Chief Financial
Officer, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial
Officer and Principal Accounting Officer)