Form 10-Q
period 2013-06-30
AUTO TOOL TECHNOLOGIES INC.
filed 2013-08-14
CIK 1533030

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

or

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

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
[X] YES     [   ] NO

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
36,000,001 common shares issued and outstanding as of August 14, 2013.

PART I – FINANCIAL INFORMATION

Item 1.           Financial Statements

Our unaudited consolidated interim financial statements for the three and six month periods ended June 30, 2013 and 2012 form part of this quarterly report. Unless otherwise specified our financial statements are expressed in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

Auto Tool Technologies Inc.

June 30, 2013

Auto Tool Technologies Inc.
Consolidated Balance Sheets
(Expressed in US dollars)

	June 30,	December 31,
	2013	2012
	(Unaudited)

ASSETS

Current Assets

Cash	$14,857	$–
Accounts receivable, net of allowances of $0 and $0, respectively	132,029	84,224
Inventory	72,227	88,307
Prepaid expenses	2,900	3,066
Due from related parties, short-term (Note 5)	90,000	90,000

Total Current Assets	312,013	265,597

Due from related parties, long-term (Note 5)	256,159	323,286

Property and equipment, net of accumulated depreciation of $20,730 (December 31, 2012 – $21,419 ) (Note 3)	1,572	2,156

Total Assets	$569,744	$591,039

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities

Checks written in excess of funds on deposit	$14,461	$8,361
Accounts payable	233,857	244,021
Accrued liabilities	3,713	8,137
Due to related party (Note 5)	8,322	8,685
Line of credit (Note 4)	184,591	146,573

Total Liabilities	444,944	415,777

Commitments and Contingencies

Stockholders’ Equity

Preferred stock, $0.001 par value, 50,000,000 shares authorized, no shares issued and outstanding	–	–

Common stock, $0.001 par value, 200,000,000 shares authorized, 36,000,001 and 35,000,001 shares issued and outstanding, respectively	36,000	35,000

Additional paid in capital (discount)	15,505	(3,495)

Subscriptions receivable (Note 6)	(5,000)	–

Retained earnings	40,541	96,076

Accumulated other comprehensive income	37,754	47,681

Total Stockholders’ Equity	124,800	175,262

Total Liabilities and Stockholders’ Equity	$569,744	$591,039

(The accompanying notes are an integral part of these unaudited consolidated financial statements)

Auto Tool Technologies Inc.
Consolidated Statements of Operations and Comprehensive Loss
(Expressed in US dollars)
(Unaudited)

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2013	2012	2013	2012

Revenue	$343,479	$420,882	$244,037	$263,637

Cost of Sales	218,488	262,752	157,522	164,785

Gross Profit	124,991	158,130	86,515	98,852

Expenses

Bank charges and interest	8,908	7,956	5,280	4,693
Selling, marketing and administrative	168,254	147,989	78,935	70,902

Total Operating Expenses	177,162	155,945	84,215	75,595

Income (Loss) Before Other Income (Expense)	(52,171)	2,185	2,300	23,257

Other Income (Expense)

Gain (Loss) on foreign exchange	(10,139)	(2,785)	(5,174)	(8,822)
Interest income (Note 5)	6,775	7,701	2,934	3,833

Income (Loss) Before Taxes	(55,535)	7,101	60	18,268

Income taxes	–	–	–	–

Net Income (Loss)	(55,535)	7,101	60	18,268

Foreign currency translation adjustments	(9,927)	(503)	(6,025)	(4,676)

Comprehensive Income (Loss)	$(65,462)	$6,598	$(5,965)	$13,592

Net Income (Loss)Per Share – Basic and Diluted	$(0.00)	$0.00	$0.00	$0.00

Weighted Average Shares Outstanding	35,160,222	35,000,001	35,315,218	35,000,001

(The accompanying notes are an integral part of these unaudited consolidated financial statements)

Auto Tool Technologies Inc.
Consolidated Statements of Cash Flows
(Expressed in US dollars)
(Unaudited)

	Six Months Ended
	June 30,
	2013	2012
Operating Activities
Net Loss	$(55,535)	$7,101
Adjustments to reconcile net loss to cash provided (used) in operating activities:
Depreciation expense	485	490
Changes in operating assets and liabilities:
Inventories	11,709	19,285
Accrued interest receivable	(6,775)	(7,702)
Accounts receivable	(54,205)	6,057
Accounts payable and accrued liabilities	(2,997)	(71,106)
Net Cash Used in Operating Activities	(107,318)	(45,875)
Investing Activities
Loans to related parties	(24,690)	(16,435)
Repayments from related parties	77,522	24,860
Net Cash Provided By Investing Activities	52,832	8,425
Financing Activities
Bank overdraft	6,783	–
Net change in line of credit	47,560	103,783
Proceeds from issuance of common stock	15,000	–
Net Cash Provided By Financing Activities	69,343	103,783
Effect of Exchange Rate Changes on Cash	–	(961)
Increase (Decrease) In Cash	14,857	65,372
Cash - Beginning of Year	–	19,215
Cash - End of Year	$14,857	$84,587
Supplemental Disclosures
Interest paid	$7,460	$3,344
Income taxes paid	$–	$–

(The accompanying notes are an integral part of these unaudited consolidated financial statements)

Auto Tool Technologies Inc.
Notes to the Consolidated Financial Statements
June 30, 2013
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

2.	Basis of Presentation and Principles of Consolidation

The unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the Securities and Exchange Commission (“SEC”) instructions for companies filing Form 10-Q. In the opinion of management, the unaudited interim consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of June 30, 2013, and the results of operations and cash flows for the period then ended. The financial data and other information disclosed in the notes to the interim consolidated financial statements related to this period are unaudited. The results for the three-month and six-month periods ended June 30, 2013 are not necessarily indicative of the results to be expected for any subsequent quarter or the entire year ending December 31, 2013. The unaudited interim consolidated financial statements have been condensed pursuant to the Securities and Exchange Commission's rules and regulations and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these unaudited interim consolidated financial statements should be read in conjunction with the Company’s annual audited consolidated financial statements and notes thereto for the year ended December 31, 2012, included in the Company’s Form 10-K filed on March 6, 2013 with the SEC.

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

3.	Property and Equipment

	June 30,	December 31,
	2013	2012

Furniture and Fixtures	$12,504	$13,218
Computer Equipment	9,798	10,357
	22,302	23,575
Less: Accumulated Depreciation	(20,730)	(21,419)
	$1,572	$2,156

4.	Line of Credit

	June 30,	December 31,
	2013	2012

Line of credit payable to bank, interest imputed at prime rate plus 1.55% per annum, secured by assets of the Company.	$184,591	$146,573
	$184,591	$146,573

Auto Tool Technologies Inc.
Notes to the Consolidated Financial Statements
June 30, 2013
(Expressed in US dollars)
(Unaudited)

5.	Related Party Transactions

a)

At June 30, 2013, the Company is owed CDN$364,071 (December 31, 2012 - CDN$413,286) from two affiliated companies owned by the controlling shareholder of the Company, representing cash advances, net of expense reimbursements and accrued interest. The amount is unsecured, bears interest at 5% and is due on demand. During the six months ended June 30, 2013, the Company accrued CDN$6,882 (2012 - CDN$7,744) of interest on amounts owed from the related companies. The controlling shareholder will repay $90,000 by June 30, 2014. During the six months ended June 30, 2013, the Company has received total payments of CDN$78,750. At June 30, 2013, the Company owed CDN$8,322 (December 31, 2012 - CDN$8,685) to the President of the Company. These were monies advanced by the shareholder for general working capital purposes, i.e. accounting and professional fees as required. The amount is unsecured, non-interest bearing and due on demand.

	b)	During the six months ended June 30, 2013, the Company incurred CDN$48,883 (2012 - CDN$33,800) of contractor expenses to the President of the Company.

6.	Common Stock

On June 1, 2013, the Company issued 1,000,000 shares of common stock at $0.02 per share. At June 30, 2013, the Company had received proceeds of $15,000. The remaining proceeds of $5,000 were recorded in subscriptions receivable and were received subsequent to the period end.

7.	Subsequent Events

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

Our products are sold throughout Canada. We contract the services of a national manufacturer’s agency who call on current and prospective customers. The sales agency is fully trained in product knowledge and our sales policies. We also sell our products on a wholesale basis via our website at www.toolcachecanada.com, which has on-line ordering capability which is secure and individualized to the respective customer. We plan on launching www.toolvalley.com as our retail consumer portal. Although we may not have, or be able to raise, sufficient capital to launch our e-commerce business, we believe that we have sufficient resources to fund our core business of selling automotive and household tools to retailers for at least one year from our balance sheet date of June 30, 2013.

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

Results of Operations

The following summary of our results of operations should be read in conjunction with our financial statements for the quarter ended June 30, 2013, which are included herein.

Three Months Ended June 30, 2013 and June 30, 2012

Our operating results for the three months ended June 30, 2013 and June 30, 2012 are summarized as follows:

	Three Months	Three Months
	Ended	Ended
	June 30,	June 30,
	2013	2012
Revenue	$244,037	$263,637
Cost of sales	$157,522	$164,785
Bank charges and interest	$5,280	$4,693
Selling, marketing and administrative	$78,935	$70,902
Loss (gain) on foreign exchange	$5,174	$8,822
Interest expense (income)	$(2,934)	$(3,833)
Net Income (Loss)	$60	$18,268

Our financial statements report a net income of $60 for the three month period ended June 30, 2013 compared to a net income of $18,268 for the three month period ended June 30, 2012. Our net income has decreased primarily as a result of a decrease in revenue and increases in bank charges and interest and selling, marketing and administrative expenses as well as a decrease in interest income.

Six Months Ended June 30, 2013 and June 30, 2012

Our operating results for the six months ended June 30, 2013 and June 30, 2012 are summarized as follows:

	Six Months	Six Months
	Ended	Ended
	June 30,	June 30,
	2013	2012
Revenue	$343,479	$420,882
Cost of sales	$218,488	$262,752
Bank charges and interest	$8,908	$7,956
Selling, marketing and administrative	$168,254	$147,989
Loss (gain) on foreign exchange	$10,139	$2,785
Interest expense (income)	$(6,775)	$(7,701)
Net Income (Loss)	$(55,535)	$7,101

Our financial statements report a net loss of $55,535 for the six month period ended June 30, 2013 compared to net income of $7,101 for the six month period ended June 30, 2012. Our losses have increased primarily as a result of a decrease in revenue and increases in selling, marketing and administrative expenses and loss on foreign exchange as well as a decrease in interest income.

Liquidity and Financial Condition

Working Capital

	At	At
	June 30,	December 31,
	2013	2012
Current assets	$312,013	$265,597
Current liabilities	$444,944	$415,777
Working capital (deficit)	$(132,931)	$(150,180)

Our total current assets as of June 30, 2013 were $312,013 as compared to total current assets of $265,597 as of December 31, 2012. The decrease in working capital was primarily due to increased accounts receivable offset by decreased accounts payable.

Cash Flows

	Six Months	Six Months
	Ended	Ended
	June 30,	June 30,
	2013	2012
Net cash provided by (used in) operating activities	$(107,318)	$(45,875)
Net cash provided by (used in) investing activities	$52,832	$8,425
Net cash provided by (used in) financing activities	$69,343	$103,783
Net increase (decrease) in cash during period	$14,857	$65,372

Operating Activities

Net cash used by operating activities was $107,318 in the six months ended June 30, 2013 compared with net cash used by operating activities of $45,875 in the six months ended June 30, 2012. The increase in use of cash of $61,443 in operating activities is mainly attributed to an increase in net loss offset by an increase in accounts receivable.

Investing Activities

Net cash provided by in investing activities was $52,832 in the six months ended June 30, 2013 compared to net cash provided by investing activities of $8,425 in the six months ended June 30, 2012. The increase in net cash provided by investing activities was mainly due to an increase in repayments from related parties.

Financing Activities

Net cash provided by financing activities was $69,343 in the six months ended June 30, 2013 compared to $103,783 provided by financing activities in the six months ended June 30, 2012. The decrease in cash provided by financing activities was due to a decrease of net change in line of credit

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

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

AUTO TOOL TECHNOLOGIES INC.
(Registrant)

Dated: August _____ , 2013	By:	/s/ Cindy Lee Kelly
Cindy Lee Kelly
President, Chief Executive Officer, Chief Financial
Officer, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial
Officer and Principal Accounting Officer)