Form 10-Q/A
period 2013-06-30
AUTO TOOL TECHNOLOGIES INC.
filed 2013-08-14
CIK 1533030

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

EXPLANATORY NOTE

Our company is filing this Amendment No. 1 on Form 10-Q/A (the “Amendment”) to our quarterly report on Form 10-Q for the period ended June 30, 2013 (the “Form 10-Q”), filed with the Securities and Exchange Commission on August 14, 2013 (the “Original Filing Date”), to include the date to the signature page to the Form 10-Q and the related certifications required pursuant to the rules promulgated under the Exchange Act, as adopted pursuant to Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002 . This Amendment speaks as of the Original Filing Date, does not reflect events that may have occurred subsequent to the Original Filing Date, and does not modify or update in any way disclosures made in the Form 10-Q.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the certifications required pursuant to the rules promulgated under the Exchange Act, as adopted pursuant to Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002, which were included as exhibits to the Original Report, have been amended, restated and re-executed and dated as of the date of this Amendment No. 1 and are included as Exhibits 31.1 and 32.1 hereto.

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

AUTO TOOL TECHNOLOGIES INC.
(Registrant)

Dated: August 14 , 2013	By:	/s/ Cindy Lee Kelly
Cindy Lee Kelly
President, Chief Executive Officer, Chief Financial
Officer, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial
Officer and Principal Accounting Officer)