Form 10-Q
period 2013-09-30
AUTO TOOL TECHNOLOGIES INC.
filed 2013-11-13
CIK 1533030

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013 or

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to _____________

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) [ ] YES [X] NO

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
[ ] YES [ ] NO

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 36,000,001 common shares issued and outstanding as of November 8, 2013.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

Our unaudited consolidated interim financial statements for the three and nine month periods ended September 30, 2013 and 2012 form part of this quarterly report. Unless otherwise specified our financial statements are expressed in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

Auto Tool Technologies Inc.

September 30, 2013

Auto Tool Technologies Inc.
Consolidated Balance Sheets
(Expressed in US dollars)

	September 30,	December 31,
	2013	2012
	(Unaudited)
ASSETS
Current Assets
Cash	$19,846	$–
Accounts receivable, net of allowances of $0 and $0, respectively	160,394	84,224
Inventory	39,315	88,307
Prepaid expenses	2,960	3,066
Due from related parties, short-term (Note 5)	90,000	90,000
Total Current Assets	312,515	265,597
Due from related parties, long-term (Note 5)	271,870	323,286
Property and equipment, net of accumulated depreciation of $21,401 (December 31, 2012 – $21,419 ) (Note 3)	1,365	2,156
Total Assets	$585,750	$591,039

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Checks written in excess of funds on deposit	$36,132	$8,361
Accounts payable	193,418	244,021
Accrued liabilities	939	8,137
Due to related party (Note 5)	8,512	8,685
Line of credit (Note 4)	219,105	146,573
Total Liabilities	458,106	415,777

Commitments and Contingencies (Note 1)
Stockholders’ Equity
Preferred stock, $0.001 par value, 50,000,000 shares authorized, no shares issued and outstanding	–	–
Common stock, $0.001 par value, 200,000,000 shares authorized, 36,000,001 and 35,000,001 shares issued and outstanding, respectively	36,000	35,000
Additional paid in capital (discount)	15,505	(3,495)
Retained earnings	35,340	96,076
Accumulated other comprehensive income	40,799	47,681
Total Stockholders’ Equity	127,644	175,262
Total Liabilities and Stockholders’ Equity	$585,750	$591,039

(The accompanying notes are an integral part of these unaudited consolidated financial statements)

Auto Tool Technologies Inc.
Consolidated Statements of Operations and Comprehensive Loss
(Expressed in US dollars)
(Unaudited)

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2013	2012	2013	2012

Revenue	$555,238	$640,697	$211,759	$219,815
Cost of Sales	355,940	401,486	137,452	138,734
Gross Profit	199,298	239,211	74,307	81,081
Expenses
Bank charges and interest	12,785	11,552	3,877	3,596
Selling, marketing and administrative	252,072	235,682	83,818	87,693
Total Operating Expenses	264,857	247,234	87,695	91,289
(Loss) Before Other Income (Expense)	(65,559)	(8,023)	(13,388)	(10,208)
Other Income (Expense)
Gain (Loss) on foreign exchange	(4,842)	7,260	5,297	10,045
Interest income (Note 5)	9,665	11,590	2,890	3,889
Income (Loss) Before Taxes	(60,736)	10,827	(5,201)	3,726
Income taxes	–	–	–	–
Net Income (Loss)	(60,736)	10,827	(5,201)	3,726
Foreign currency translation adjustments	(6,882)	7,715	3,045	8,218
Comprehensive Income (Loss)	$(67,618)	$18,542	$(2,156)	$11,944
Net Income Per Share – Basic and Diluted	$0.00	$0.00	$0.00	$0.00
Weighted Average Shares Outstanding	35,443,000	35,000,001	36,000,001	35,000,001

(The accompanying notes are an integral part of these unaudited consolidated financial statements)

Auto Tool Technologies Inc.
Consolidated Statements of Cash Flows
(Expressed in US dollars)
(Unaudited)

	Nine Months Ended
	September 30,
	2013	2012
Operating Activities
Net (Loss) Income	$(60,736)	$10,827
Adjustments to reconcile net loss to cash provided (used) in operating activities:
Depreciation expense	722	737
Changes in operating assets and liabilities:
Inventories	46,269	22,272
Accrued interest receivable	(9,665)	(11,590)
Accounts receivable	(79,590)	(27,387)
Accounts payable and accrued liabilities	(50,508)	(144,637)
Net Cash Used in Operating Activities	(153,508)	(149,778)
Investing Activities
Loans to related parties	(29,921)	(28,602)
Repayments from related parties	76,947	44,897
Net Cash Provided By Investing Activities	47,026	16,295
Financing Activities
Bank overdraft	28,246	53,518
Net change in line of credit	78,082	61,477
Proceeds from issuance of common stock	20,000	–
Net Cash Provided By Financing Activities	126,328	114,995
Effect of Exchange Rate Changes on Cash	–	129
Increase (Decrease) In Cash	19,846	(18,359)
Cash - Beginning of Period	–	19,215
Cash - End of Period	$19,846	$856
Supplemental Disclosures
Interest paid	$10,720	$9,303
Income taxes paid	$–	$–

(The accompanying notes are an integral part of these unaudited consolidated financial statements)

Auto Tool Technologies Inc.
Notes to the Consolidated Financial Statements
September 30, 2013
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

2.	Basis of Presentation and Principles of Consolidation

The unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the Securities and Exchange Commission (“SEC”) instructions for companies filing Form 10-Q. In the opinion of management, the unaudited interim consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of September 30, 2013, and the results of operations and cash flows for the period then ended. The financial data and other information disclosed in the notes to the interim consolidated financial statements related to this period are unaudited. The results for the three-month and nine-month periods ended September 30, 2013 are not necessarily indicative of the results to be expected for any subsequent quarter or the entire year ending December 31, 2013. The unaudited interim consolidated financial statements have been condensed pursuant to the Securities and Exchange Commission's rules and regulations and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these unaudited interim consolidated financial statements should be read in conjunction with the Company’s annual audited consolidated financial statements and notes thereto for the year ended December 31, 2012, included in the Company’s Form 10-K filed on March 6, 2013 with the SEC.

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

3.	Property and Equipment

	September 30,	December 31,
	2013	2012
Furniture and Fixtures	$12,764	$13,218
Computer Equipment	10,002	10,357
	22,766	23,575
Less: Accumulated Depreciation	(21,401)	(21,419)
	$1,365	$2,156

4.	Line of Credit

	September 30,	December 31,
	2013	2012
Line of credit payable to bank, interest imputed at prime rate plus 1.55% per annum, secured by assets of the Company.	$219,105	$146,573
	$219,105	$146,573

Auto Tool Technologies Inc.
Notes to the Consolidated Financial Statements
September 30, 2013
(Expressed in US dollars)
(Unaudited)

5.	Related Party Transactions

a)

At September 30, 2013, the Company is owed CDN$372,831 (December 31, 2012 - CDN$413,286) from two affiliated companies owned by the controlling shareholder of the Company, representing cash advances, net of expense reimbursements and accrued interest. The amount is unsecured, bears interest at 5% and is due on demand. During the nine months ended September 30, 2013, the Company accrued CDN$9,892 (2012 - CDN$11,617) of interest on amounts owed from the related companies. The controlling shareholder will repay $90,000 by September 30, 2014. During the nine months ended September 30, 2013, the Company has received total payments of CDN$78,750. The Company did not receive any payments during the three months ended September 30, 2013 and is expected to receive the full repayments by December 31, 2013. At September 30, 2013, the Company owed CDN$8,512 (December 31, 2012 - CDN$8,685) to the President of the Company. These were monies advanced by the shareholder for general working capital purposes, i.e. accounting and professional fees as required. The amount is unsecured, non-interest bearing and due on demand.

	b)	During the nine months ended September 30, 2013, the Company incurred CDN$70,132 (2012 - CDN$56,880) of contractor expenses to the President of the Company.

6.	Common Stock

On June 1, 2013, the Company issued 1,000,000 shares of common stock at $0.02 per share for cash proceeds of $20,000.

7.	Subsequent Events

Management has evaluated subsequent events pursuant to ASC Topic 855, and has determined there are no subsequent events to disclose except the following:

Subsequent to September 30, 2013, the Company issued 125,000 shares of common stock at $0.02 per share for cash proceeds of $2,500.

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

Our plan has been to launch www.toolvalley.com as our retail consumer portal. However, we are currently reviewing our business strategy with respect to launching a business to consumer website. Major competitors including eBay and Amazon have recently launched major initiatives to sell auto parts and accessories on-line. We are continuing to monitor these developments. In addition, we are also currently reviewing other potential business ventures, in an effort to capitalize on our logistics and distribution expertise. Although we may not have, or be able to raise, sufficient capital to launch our e-commerce business, particularly given these developments in the industry, we believe that we have sufficient resources to fund our core business of selling automotive and household tools to retailers for at least one year from our balance sheet date of September 30, 2013.

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

Results of Operations

The following summary of our results of operations should be read in conjunction with our financial statements for the quarter ended September 30, 2013, which are included herein.

Three Months Ended September 30, 2013 and September 30, 2012

Our operating results for the three months ended September 30, 2013 and September 30, 2012 are summarized as follows:

	Three Months	Three Months
	Ended	Ended
	September 30,	September 30,
	2013	2012
Revenue	$211,759	$219,815
Cost of sales	$137,452	$138,734
Bank charges and interest	$3,877	$3,596
Selling, marketing and administrative	$83,818	$87,693
Loss (gain) on foreign exchange	$(5,297)	$(10,045)
Interest expense (income)	$(2,890)	$(3,889)
Net Income (Loss)	$(5,201)	$3,726

Our financial statements report a net loss of $5,201 for the three month period ended September 30, 2013 compared to a net income of $3,726 for the three month period ended September 30, 2012. Our net loss has increased primarily as a result of a decrease in our revenue for the three months ended September 30, 2013 and by increases in bank charges and interest and decreases in gain on foreign exchange and interest income.

Nine Months Ended September 30, 2013 and September 30, 2012

Our operating results for the nine months ended September 30, 2013 and September 30, 2012 are summarized as follows:

	Nine Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2013	2012
Revenue	$555,238	$640,697
Cost of sales	$355,940	$401,486
Bank charges and interest	$12,785	$11,552
Selling, marketing and administrative	$252,072	$235,682
Loss (gain) on foreign exchange	$4,842	$(7,260)
Interest expense (income)	$(9,665)	$(11,590)
Net Income (Loss)	$(60,736)	$10,827

Our financial statements report a net loss of $60,736 for the nine month period ended September 30, 2013 compared to net income of $10,827 for the nine month period ended September 30, 2012. Our net loss has increased primarily as a result of a decrease in our revenue for the nine months ended September 30, 2013 and by increases in bank charges and interest, selling, marketing and administrative expenses and a decrease in interest income.

Liquidity and Financial Condition

Working Capital

	At	At
	September 30,	December 31,
	2013	2012
Current assets	$312,515	$265,597
Current liabilities	$458,106	$415,777
Working capital (deficit)	$(145,591)	$(150,180)

Our total current assets as of September 30, 2013 were $312,515 as compared to total current assets of $265,597 as of December 31, 2012. The increase in working capital was primarily due decreases in inventory and prepaid expenses, offset by increases in cash and accounts receivable.

Cash Flows

	Nine Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2013	2012
Net cash provided by (used in) operating activities	$(153,508)	$(149,778)
Net cash provided by (used in) investing activities	$47,026	$16,295
Net cash provided by (used in) financing activities	$126,328	$114,995
Net increase (decrease) in cash during period	$19,846	$(18,359)

Operating Activities

Net cash used in operating activities was $153,508 in the nine months ended September 30, 2013 compared with net cash used by operating activities of $149,778 in the nine months ended September 30, 2012. The increase in use of cash of $3,730 in operating activities is mainly attributed to a net loss of $60,736 offset by decreases in accrued interest receivable, accounts receivable and accounts payable and accrued liabilities.

Investing Activities

Net cash provided by in investing activities was $47,026 in the nine months ended September 30, 2013 compared to net cash provided by investing activities of $16,295 in the nine months ended September 30, 2012. The increase in net cash provided by investing activities was mainly due to an increase in repayments from related parties.

Financing Activities

Net cash provided by financing activities was $126,328 in the nine months ended September 30, 2013 compared to $114,995 provided by financing activities in the nine months ended September 30, 2012. The increase in cash provided by financing activities was due to an increase in net change in our line of credit and proceeds from the issuance of our common stock.

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

Not applicable.

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

AUTO TOOL TECHNOLOGIES INC.
(Registrant)

Dated: November 12, 2013	By:	/s/ Cindy Lee Kelly
Cindy Lee Kelly
President, Chief Executive Officer, Chief Financial
Officer, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial
Officer and Principal Accounting Officer)