Form 10-K
period 2013-12-31
AFC BUILDING TECHNOLOGIES INC.
filed 2014-03-25
CIK 1533030

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from [   ] to [   ]

Commission file number 333-181259

AFC BUILDING TECHNOLOGIES INC.
(Exact name of registrant as specified in its charter)

Nevada	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

101 ½ Mary Street West Whitby, ON, Canada	L1N 2R4
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:	(905) 430-6433

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered
N/A	N/A

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
Yes [   ]     No [X]

The aggregate market value of Common Stock held by non-affiliates of the Registrant on June 28, 2013 was $0 based on a $0 average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

34,760,008 common shares as of March 12, 2014.

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

As used in this current report and unless otherwise indicated, the terms "we", "us" and "our" mean AFC Building Technologies Inc., under the laws of the state of Nevada, and our wholly-owned subsidiary, DSL Products Limited, a company incorporated under the laws of the Province of Ontario, unless otherwise indicated.

General Overview

The following references to shares of our common stock are presented in post split shares of common stock unless specifically stated as pre-split shares of our common stock.

We were incorporated under the laws of the state of Nevada on May 10, 2011 and are engaged in the distribution of hand tools throughout Canada. Our fiscal year end is December 31. We have one subsidiary, DSL Products Limited, a company incorporated under the laws of the Province of Ontario, which we acquired via a share exchange on December 30, 2011 in exchange for 30,000,000 pre-split shares of our common stock, and which operates our hand tool distribution business. Our business offices are currently located at 101 ½ Mary Street West, Whitby, Ontario, Canada, L1N 2R4. The address of agent for service in Nevada and registered corporate office is c/o National Registered Agents, Inc. of Nevada, 100 East William Street, Suite 204, Carson City, NV, 89701. Our telephone number is (905) 430-6433.

On December 19, 2013, our board of directors and a majority holder of our company’s voting securities approved a change of name of our company to AFC Building Technologies Inc.

In addition to the change of name, our board of directors and a majority holder of our company's voting securities approved a 1 old for 8 new forward split of our then issued and outstanding shares of common stock, pursuant to which our issued and outstanding shares increased from 4,345,001 shares of common stock to 34,760,008 shares of common stock, our authorized capital remains unchanged. All references to common stock have been retroactively re-stated.

A Certificate of Amendment to effect the change of name was filed and became effective with the Nevada Secretary of State on January 10, 2014.

These amendments were reviewed by the Financial Industry Regulatory Authority (FINRA) and approved for filing with an effective date of January 14, 2014.

The forward split and name change became effective with the Over-the-Counter Bulletin Board at the opening of trading on January 14, 2014. Our trading symbol is "AFCT". Our CUSIP number is 00108E 100.

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

Our plan has been to launch www.toolvalley.com as our retail consumer portal. However, we are currently reviewing our business strategy with respect to launching a business to consumer website. Major competitors including eBay and Amazon have recently launched major initiatives to sell auto parts and accessories on-line. We are continuing to monitor these developments. In addition, we are also currently reviewing other potential business ventures, in an effort to capitalize on our logistics and distribution expertise. Although we may not have, or be able to raise, sufficient capital to launch our e-commerce business, particularly given these developments in the industry, we believe that we have sufficient resources to fund our core business of selling automotive and household tools to retailers for at least one year from our balance sheet date of December 31, 2013.

On December 6, 2013, Rossland Asset Management Ltd., a shareholder of our company, transferred 11,300,000 (pre-split) of its shares held in our common stock by to Avis Financial Corporation (“Avis”). Rossland also cancelled and returned to the treasury of our company 18,500,000 (pre-split) of its shares held in our company.

On December 13, 2013, Cindy Kelly, our sole director and officer, transferred 4,980,000 (pre-split) of her shares of our common stock to Avis. Avis subsequently cancelled and returned to the treasury of our company the 4,980,000 (pre-split) shares of our common held in its name.

Effective December 17, 2013, Avis cancelled and returned to treasury 13,280,000 (pre-split) shares of our common stock held in its name. Avis now holds the balance of 3,000,000 (pre-split) or 24,000,000 (post-split) shares of our common stock.

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

During the year ended December 31, 2013 we relied on one customer for an aggregate of 34% of our revenues.

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

  Serial/File No. 1293373
  Trademark: Tool Valley
  Registration No.: TMA819,674
  Registration date: 12 Mar 2012

Employees

We have one employee other than our sole director and officer, Cindy Kelly. Management and office administration services are provided by Cindy Kelly & Associates under a management consulting agreement.

On December 30, 2011, our subsidiary, DSL Products Limited, entered into a consulting agreement with Cindy Kelly & Associates. Under the terms of the agreement Cindy Kelly & Associates receives total compensation of CAD $75,000 a year. The agreement has an indefinite term, but may be terminated by Cindy Kelly & Associates by providing 90 days written notice.

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

Item 2.              Properties

Executive Offices

We do not own interests in any real property. Our executive office is located at 101 ½ Mary Street West, Whitby, Ontario, Canada, L1N 2R4. Our sole director and officer, has provided us with 1,000 square ft. of furnished office which is our principal executive office. This location currently serves as our primary office for planning and implementing our business plan. This space is currently sufficient for our purposes, and we expect it to be sufficient for the foreseeable future. Our sole director and officer charges our company $600 per month for use of this office space.

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

PART II

Item 5.              Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is currently quoted on the OTC Bulletin Board. Our common stock was quoted on the OTC Bulletin Board effective January 14, 2014. Our trading symbol is “AFCT”. There have been no trades of our common shares as at the date of this annual report.

OTC Bulletin Board securities are not listed and traded on the floor of an organized national or regional stock exchange. Instead, OTC Bulletin Board securities transactions are conducted through a telephone and computer network connecting dealers. OTC Bulletin Board issuers are traditionally smaller companies that do not meet the financial and other listing requirements of a national or regional stock exchange.

Our common shares are issued in registered form. Island Stock Transfer, Roosevelt Office Center, 15500 Roosevelt Boulevard, Suite301, Clearwater, Florida 33760 (Telephone: 727-289-0010; Facsimile: 727-289-0069) is the registrar and transfer agent for our common shares.

Holders

As of March 12, 2014, there were approximately 9 holders of record of our common stock. As of such date, 34,760,008 common shares were issued and outstanding.

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

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

We did not sell any equity securities which were not registered under the Securities Act during the year ended December 31, 2013 that were not otherwise disclosed in this annual report on Form 10-K, in our quarterly reports on Form 10-Q or in our current reports on Form 8-K filed during the year ended December 31, 2013.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fourth quarter of our fiscal year ended December 31, 2013.

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

Liquidity and Financial Condition

Working Capital

	At	At
	December 31,	December 31,
	2013	2012
Current assets	$260,687	$265,597
Current liabilities	$493,034	$415,777
Working capital (deficit)	$(232,347)	$(150,180)

Cash Flows

	Year Ended
	December 31,	December 31
	2013	2012
Cash flows used in operating activities	$(754)	$(89,908)
Cash flows provided by investing activities	$46,850	$26,372
Cash flows provided by financing activities	$18,277	$44,188
Net (decrease) in cash during year	$61,949	$(19,215)

Operating Activities

Net cash used in operating activities was $754 for our year ended December 31, 2013 compared with cash used in operating activities of $89,908 in the same period in 2012. The decrease of $89,154 in operating activities is mainly attributable to changes in inventories, accounts payable and accrued liabilities, partially offset by changes to accounts receivable and interest income receivable.

Investing Activities

Net cash provided by investing activities was $46,850 for our year ended December 31, 2013 compared to net cash provided by investing activities of $26,372 in the same period in 2012. The decrease was mainly attributable to a decrease in loans to related parties offset by an increase in repayments from related parties.

Financing Activities

Net cash provided by financing activities was $18,277 for our year ended December 31, 2013 compared to $44,188 in the same period in 2012. The decrease was mainly attributable to a net decrease in the line of credit.

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

Results of Operations for our Years Ended December 31, 2013 and 2012

The following summary of our results of operations should be read in conjunction with our audited financial statements for the years ended December 31, 2013 and 2012.

Our operating results for the years ended December 31, 2013 and 2012 are summarized as follows:

			Change Between
			Year Ended
			December 31,
			2012
	Year Ended	Year Ended	and Year Ended
	December 31,	December 31,	December 31,
	2013	2012	2013
Revenue	$883,595	$885,561	$(1,966)
Cost of sales	$566,300	$541,610	$24,690
Total operating expenses	$378,055	$393,958	$(15,903)
Other income (expenses)	$4,876	$19,109	$(23,985)
Net loss	$(65,636)	$(30,898)	$(34,738)

Revenue

We had revenues of $883,595 (CDN $909,985) and $885,561 (CDN $885,206) in the years ended December 31, 2013 and 2012, respectively. The 0.22% reduction shown in revenue in 2013 was due to adverse currency issues as overall sales were increased 2.7% on a $CDN basis.

Cost of Sales

Cost of sales increased by 1.90% or $24,690 due to adverse currency exchange as we had to pay more for our products from our US suppliers. Increased cost of sales was also due to having to increase our purchases in line with increased sales.

Operating Expenses

Total operating expenses relating to bank charges, interest, selling, marketing and administrative expenses decreased by 4% for the year ended December 31, 2013 to $378,055 from $393,958 for the year ended December 31, 2012. This was due primarily to currency exchange as actual spending was relatively unchanged from 2012.

In the year ended December 31, 2013, we incurred net losses of $65,636.

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

Basis of Presentation and Principles of Consolidation

The consolidated financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in US dollars. The consolidated financial statements include the accounts of our company and our wholly-owned subsidiary, DSL Products Limited. All inter-company accounts and transactions have been eliminated. Our company’s fiscal year-end is December 31.

Use of Estimates

The preparation of these consolidated financial statements in accordance with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Our company regularly evaluates estimates and assumptions related to useful life and recoverability of long-lived assets, collectability of receivables and related bad debt expenses, inventory shrinkage and write off, deferred income tax asset valuations and loss contingencies. Our company bases its estimates and assumptions on current facts, historical experience and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by our company may differ materially and adversely from our company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

Cash and Cash Equivalents

Our company considers all highly liquid instruments with maturities of three months or less at the time of issuance to be cash equivalents.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are stated at the amount billed to customers and are ordinarily due upon receipt. Our company provides an allowance for doubtful accounts, which is based upon a review of outstanding receivables, historical collection information and existing economic conditions. Provisions for doubtful accounts are recorded when it is deemed probable that the customer will not make the required payments at either the contractual due dates or in the future. At December 31, 2013 and 2012, there were no provisions for doubtful accounts necessary.

Inventory

Inventories are stated at the lower of cost or market. Cost is determined on a standard cost basis that approximates the first-in, first-out (FIFO) method. Market is determined based on net realizable value. Appropriate consideration is given to obsolescence, excessive levels, deterioration, and other factors in evaluating net realizable value. At December 31, 2013 and 2012, inventory consisted of tools and tool displays. At December 31, 2013, our company had recorded an inventory reserve of $11,426 (2012 - $0).

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

Comprehensive Income (Loss)

ASC 220, Comprehensive Income establishes standards for the reporting and display of comprehensive income (loss) and its components in the consolidated financial statements. During the years ended December 31, 2013 and 2012, our company’s only component of comprehensive income was foreign currency translation adjustment.

Basic and Diluted Net Loss Per Share

Our company computes net loss per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (EPS) on the face of the statement of operations. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all potentially dilutive shares if their effect is anti-dilutive. Our company did not have any dilutive potential shares outstanding at December 31, 2013 or 2012.

Income Taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. Our company has adopted ASC 740, Income Taxes as of its inception. Pursuant to ASC 740 our company is required to compute tax asset benefits for net operating losses carried forward. The potential benefits of net operating losses have not been recognized in these consolidated financial statements because our company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years. As of December 31, 2013 and 2012, our company had no accrued interest or penalties related to uncertain tax positions.

Revenue Recognition

Our company recognizes revenue when persuasive evidence of an arrangement exists, products have been shipped, the sales price is fixed or determinable, and collectability is reasonably assured.

Advertising Costs

Our company expenses the cost of advertising and promotional materials when incurred. Total advertising costs were $20,377 and $18,779 for the years ended December 31, 2013 and 2012, respectively.

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

Item 8.              Financial Statements and Supplementary Data

AFC Building Technologies Inc.
(Formerly Auto Tool Technologies Inc.)

December 31, 2013

Index

Report of Independent Registered Public Accounting Firm	F–1

Consolidated Balance Sheets	F–2

Consolidated Statements of Operations and Comprehensive Loss	F–3

Consolidated Statements of Cash Flows	F–4

Consolidated Statements of Stockholders’ Equity (Deficit)	F–5

Notes to the Consolidated Financial Statements	F–6

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
AFC Building Technologies, Inc. (formerly Auto Tool Technologies Inc.) and Subsidiary

We have audited the accompanying consolidated balance sheets of AFC Building Technologies Inc. (formerly Auto Tool Technologies Inc.) and Subsidiary as of December 31, 2013 and 2012, and the related consolidated statements of operations and comprehensive loss, stockholders' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of AFC Building Technologies Inc. (formerly Auto Tool Technologies Inc.) and Subsidiary as of December 31, 2013 and 2012, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

HJ & Associates, LLC
Salt Lake City, Utah
March 25, 2014

AFC Building Technologies Inc.
(Formerly Auto Tool Technologies Inc.)
Consolidated Balance Sheets
(Expressed in US dollars)

	December 31,	December 31,
	2013	2012

ASSETS

Current Assets

Cash	$61,949	$–
Accounts receivable, net of allowances of $0 and $0, respectively	144,976	84,224
Inventory	50,894	88,307
Prepaid expenses	2,868	3,066
Due from related parties, short-term (Note 5)	–	90,000
Total Current Assets	260,687	265,597

Due from related parties, long-term (Note 5)	–	323,286
Property and equipment, net of accumulated depreciation of $20,962 (2012 – $21,419) (Note 3)	1,091	2,156

Total Assets	$261,778	$591,039

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities

Checks written in excess of funds on deposit	$10,887	$8,361
Accounts payable	335,605	244,021
Accrued liabilities	8,354	8,137
Due to related party (Note 5)	8,234	8,685
Line of credit (Note 4)	129,954	146,573

Total Liabilities	493,034	415,777

Commitments and Contingencies (Note 1)

Stockholders’ Equity (Deficit) (Note 6)

Preferred stock, $0.001 par value, 50,000,000 shares authorized, no shares issued and outstanding	–	–

Common stock, $0.001 par value, 200,000,000 shares authorized, 34,760,008 and 280,000,008 shares issued and outstanding respectively	34,760	280,000

Additional paid in capital (discount)	(128,755)	(248,495)

Retained earnings (Deficit)	(171,424)	96,076

Accumulated other comprehensive income	34,163	47,681

Total Stockholders’ Equity (Deficit)	(231,256)	175,262

Total Liabilities and Stockholders’ Equity (Deficit)	$261,778	$591,039

(The accompanying notes are an integral part of these consolidated financial statements)

AFC Building Technologies Inc.
(Formerly Auto Tool Technologies Inc.)
Consolidated Statements of Operations and Comprehensive Loss
(Expressed in US dollars)

	Years Ended
	December 31,
	2013	2012

Revenue	$883,595	$885,561

Cost of Sales	566,300	541,610

Gross Profit	317,295	343,951

Expenses

Bank charges and interest	16,456	15,904
Selling, marketing and administrative	361,599	378,054

Total Operating Expenses	378,055	393,958

Loss Before Other Income (Expenses)	(60,760)	(50,007)

Other Income (Expense)

Gain (loss) on foreign exchange	(14,440)	3,616
Interest income (Note 6)	9,564	15,493

Loss before taxes	(65,636)	(30,898)

Income taxes	–	–

Net Loss	(65,636)	(30,898)

Foreign currency translation adjustments	(13,518)	4,666

Comprehensive Loss	$(79,154)	$(26,232)

Net Loss Per Share – Basic and Diluted	$(0.00)	$(0.00)

Weighted Average Shares Outstanding	271,037,378	280,000,008

(The accompanying notes are an integral part of these consolidated financial statements)

AFC Building Technologies Inc.
(Formerly Auto Tool Technologies Inc.)
Consolidated Statements of Cash Flows
(Expressed in US dollars)

	Years Ended
	December 31,
	2013	2012
Operating Activities
Net Loss	$(65,636)	$(30,898)
Adjustments to reconcile net loss to cash provided (used) in operating activities:
Depreciation expense	957	986
Changes in operating assets and liabilities:
Inventories	32,750	(1,457)
Accrued interest receivable	(9,605)	(15,495)
Accounts receivable	(68,358)	17,075
Accounts payable and accrued liabilities	109,138	(60,119)
Net Cash Used in Operating Activities	(754)	(89,908)
Investing Activities
Loans to related parties	(29,616)	(41,155)
Repayments from related parties	76,466	67,527
Net Cash Provided By Investing Activities	46,850	26,372
Financing Activities
Bank overdraft	3,166	8,322
Proceeds from issuance of common stock	22,500	–
Net change in line of credit	(7,389)	35,866
Net Cash Provided By Financing Activities	18,277	44,188
Effect of Exchange Rate Changes on Cash	(2,424)	133
Increase (Decrease) In Cash	61,949	(19,215)
Cash - Beginning of Year	–	19,215
Cash - End of Year	$61,949	$–
Non-Cash Investing and Financing Activities
Shares cancelled to settle loans to related parties	$349,864	$–

Supplemental Disclosures
Interest paid	$13,723	$12,945
Income taxes paid	$–	$–

(The accompanying notes are an integral part of these consolidated financial statements)

AFC Building Technologies Inc.
(Formerly Auto Tool Technologies Inc.)
Consolidated Statements of Stockholders’ Equity (Deficit)
(Expressed in US dollars)

					Accumulated
			Additional	Retained	Other
	Common Stock		Paid-In	Earnings	Comprehensive
	Shares	Amount	Capital	(Deficit)	Income	Total

Balance, December 31, 2011	280,000,008	$280,000	$(248,495)	$126,974	$43,015	$201,494

Foreign currency translation adjustments	–	–	–	–	4,666	4,666

Net loss for the year	–	–	–	(30,898)	–	(30,898)

Balance, December 31, 2012	280,000,008	280,000	(248,495)	96,076	47,681	175,262

Common stock issued for cash at $0.0025 per share	9,000,000	9,000	13,500	–	–	22,500

Common stock returned and cancelled to settle receivable at $0.0025 per share	(148,000,000)	(148,000)	–	(201,864)	–	(349,864)

Common stock returned and cancelled for no consideration	(106,240,000)	(106,240)	106,240	–	–	–

Foreign currency translation adjustments	–	–	–	–	(13,518)	(13,518)

Net loss for the year	–	–	–	(65,636)	–	(65,636)

Balance, December 31, 2013	34,760,008	$34,760	$(128,755)	$(171,424)	$34,163	$(231,256)

(The accompanying notes are an integral part of these consolidated financial statements)

AFC Building Technologies Inc.
(Formerly Auto Tool Technologies Inc.)
Notes to the Consolidated Financial Statements
December 31, 2013
(Expressed in US dollars)

1.	Nature of Operations

AFC Building Technologies Inc. (the “Company”) was incorporated under the laws of the State of Nevada on May 10, 2011. Effective January 10, 2014, the Company changed its name from Auto Tool Technologies Inc. to AFC Building Technologies Inc. The Company is engaged in the sales and distribution of hand tools in Canada.

2.	Summary of Significant Accounting Policies

	a)	Basis of Presentation and Principles of Consolidation

These consolidated financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in US dollars. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, DSL Products Limited. All inter-company accounts and transactions have been eliminated. The Company’s fiscal year- end is December 31.

	b)	Use of Estimates

The preparation of these consolidated financial statements in accordance with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to useful life and recoverability of long-lived assets, collectability of receivables and related bad debt expenses, inventory shrinkage and write off, deferred income tax asset valuations and loss contingencies. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

	c)	Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturities of three months or less at the time of issuance to be cash equivalents.

	d)	Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are stated at the amount billed to customers and are ordinarily due upon receipt. The Company provides an allowance for doubtful accounts, which is based upon a review of outstanding receivables, historical collection information and existing economic conditions. Provisions for doubtful accounts are recorded when it is deemed probable that the customer will not make the required payments at either the contractual due dates or in the future. At December 31, 2013 and 2012, there were no provisions for doubtful accounts necessary.

	e)	Inventory

Inventories are stated at the lower of cost or market. Cost is determined on a standard cost basis that approximates the first-in, first-out (FIFO) method. Market is determined based on net realizable value. Appropriate consideration is given to obsolescence, excessive levels, deterioration, and other factors in evaluating net realizable value. At December 31, 2013 and 2012, inventory consisted of tools and tool displays. At December 31, 2013, the Company had recorded an inventory reserve of $11,426 (2012 - $0).

	f)	Property and Equipment

Property and equipment consists of furniture, fixtures and computer equipment and is recorded at cost. Depreciation is recorded on a straight-line basis over their estimated useful lives of five years.

AFC Building Technologies Inc.
(Formerly Auto Tool Technologies Inc.)
Notes to the Consolidated Financial Statements
December 31, 2013
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

The Company’s financial instruments consist principally of cash, accounts receivable, accounts payable, and loan payable. Pursuant to ASC 820, Fair Value Measurements and Disclosures and ASC 825, Financial Instruments the fair value of cash equivalents are determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. The Company believes that the recorded values of all of the Company’s other financial instruments approximate their current fair values because of their nature and relatively short maturity dates or durations.

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

ASC 220, Comprehensive Income establishes standards for the reporting and display of comprehensive income (loss) and its components in the consolidated financial statements. During the years ended December 31, 2013 and 2012, the Company’s only component of comprehensive income was foreign currency translation adjustments.

	l)	Basic and Diluted Net Loss Per Share

The Company computes net loss per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (EPS) on the face of the statement of operations. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all potentially dilutive shares if their effect is anti-dilutive. The Company did not have any dilutive potential shares outstanding at December 31, 2013 or 2012.

AFC Building Technologies Inc.
(Formerly Auto Tool Technologies Inc.)
Notes to the Consolidated Financial Statements
December 31, 2013
(Expressed in US dollars)

2.	Summary of Significant Accounting Policies (continued)

	m)	Income Taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has adopted ASC 740, Income Taxes as of its inception. Pursuant to ASC 740 the Company is required to compute tax asset benefits for net operating losses carried forward. The potential benefits of net operating losses have not been recognized in these consolidated financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years. As of December 31, 2013 and 2012, the Company had no accrued interest or penalties related to uncertain tax positions.

	n)	Revenue Recognition

The Company recognizes revenue when persuasive evidence of an arrangement exists, products have been shipped, the sales price is fixed or determinable, and collectability is reasonably assured.

	o)	Recently Adopted Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its consolidated financial statements.

In February, 2013, ASC guidance was issued related to items reclassified from Accumulated Other Comprehensive Income. The new standard requires either in a single note or parenthetically on the face of the financial statements: (i) the effect of significant amounts reclassified from each component of accumulated other comprehensive income based on its source and (ii) the income statement line items affected by the reclassification. The Company’s January 1, 2013 adoption of the updated guidance had no impact on the Company’s consolidated financial position, results of operations or cash flows.

In November, 2011, ASC guidance was issued related to disclosures about offsetting assets and liabilities. The new standard requires disclosures to allow investors to better compare financial statements prepared under U.S GAAP with financial statements prepared under IFRS. The update is effected for the Company’s fiscal year beginning January 1, 2013, and interim periods within those annual periods. Retrospective application is required. In January, 2013, ASC guidance was issued to clarify that the disclosure requirements are limited to derivatives, repurchase agreements, and securities lending transactions to the extent that they are (i) offset in the financial statements or (ii) subject to an enforceable master netting arrangement or similar agreement. The Company’s January 1, 2013 adoption of the updated guidance had no impact on the Company’s consolidated financial position, results of operations or cash flows.

	p)	Recently Issued Accounting Pronouncements

In February 2013, the FASB issued ASU No. 2013-04, Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date. The amendments in ASU 2013-04 provide guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this Update is fixed at the reporting date, except for obligations addressed within existing guidance in U.S. GAAP. The guidance requires an entity to measure those obligations as the sum of the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and any additional amount the reporting entity expects to pay on behalf of its co-obligors. The guidance in this Update also requires an entity to disclose the nature and amount of the obligation as well as other information about those obligations. The amendments in this standard are effective retrospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013. The Company does not expect the adoption of the pronouncement to have a material effect on our consolidated financial statements.

In April 2013, the FASB issued ASU No. 2013-07, Presentation of Financial Statements (Top 205): Liquidation Basis of Accounting. The objective of ASU No. 2013-07 is to clarify when an entity should apply the liquidation basis of accounting and to provide principles for the measurement of assets and liabilities under the liquidation basis of accounting, as well as any required disclosures. The amendments in this standard is effective prospectively for entities that determine liquidation is imminent during annual reporting periods beginning after December 15, 2013, and interim reporting periods therein. The Company does not expect the adoption of the pronouncement to have a material effect on our consolidated financial statements.

AFC Building Technologies Inc.
(Formerly Auto Tool Technologies Inc.)
Notes to the Consolidated Financial Statements
December 31, 2013
(Expressed in US dollars)

2.	Summary of Significant Accounting Policies (continued)

	p)	Recently Issued Accounting Pronouncements (continued)

In July 2013, ASC guidance was issued related to the presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss or a tax credit carryforward exists. The updated guidance requires an entity to net its unrecognized tax benefits against the deferred tax assets for all same jurisdiction net operating loss carryforward, a similar tax loss, or tax credit carryforwards. A gross presentation will be required only if such carryforwards are not available or would not be used by the entity to settle any additional income taxes resulting from disallowance of the uncertain tax position. The update is effective prospectively for the Company’s fiscal year beginning January 1, 2014.

In March 2013, ASC guidance was issued related to Foreign Currency Matters to clarify the treatment of cumulative translation adjustments when a parent sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a business within a foreign entity. The updated guidance also resolves the diversity in practice for the treatment of business combinations achieved in stages in a foreign entity. The update is effective prospectively for the Company’s fiscal year beginning January 1, 2014. The Company does not expect the updated guidance to have an impact on the consolidated financial position, results of operations or cash flows.

	q)	Advertising Costs

The Company expenses the cost of advertising and promotional materials when incurred. Total advertising costs were $20,377 and $18,779 for the years ended December 31, 2013 and 2012, respectively.

3.	Property and Equipment

	December 31,	December 31,
	2013	2012

Furniture and Fixtures	$12,364	$13,218
Computer Equipment	9,689	10,357
	22,053	23,575
Less: Accumulated Depreciation	(20,962)	(21,419)
	$1,091	$2,156

4.	Line of Credit

	December 31,	December 31,
	2013	2012
Line of credit payable to bank, interest imputed at prime rate plus 1.55% per annum, secured by assets of the Company.	$129,954	$146,573
	$129,954	$146,573

5.	Related Party Transactions

a)

At December 31, 2013, the Company is owed CDN$0 (2012 - CDN$413,286) from two affiliated companies owned by the controlling shareholder of the Company, representing cash advances, net of expense reimbursements and accrued interest. During the year ended December 31, 2013, these amounts were settled as described in Note 5(b). The amount is unsecured, bears interest at 5% and is due on demand. During the year ended December 31, 2013, the Company accrued CDN$9,849 (2012 - CDN$15,493) of interest on amounts owed from the related companies. At December 31, 2013, the Company owed CDN$8,758 (2012 - CDN$8,685) to the President of the Company. These were monies advanced by the shareholder for general working capital purposes, i.e. accounting and professional fees as required. The amount is unsecured, non-interest bearing and due on demand.

b)

During the year ended December 31, 2013, the controlling shareholder of the Company settled $349,864 (CDN$372,831) of due from related parties amounts owed to the Company through the return and cancellation of 148,000,000 shares of the common stock.

	c)	During the year ended December 31, 2013, the Company incurred CDN$91,381 (2012 - CDN$69,488) of contractor expenses to the President of the Company.

AFC Building Technologies Inc.
(Formerly Auto Tool Technologies Inc.)
Notes to the Consolidated Financial Statements
December 31, 2013
(Expressed in US dollars)

6.	Common Stock

	a)	During the year ended December 31, 2013, the Company issued 9,000,000 shares of common stock at $0.0025 per share for cash proceeds of $22,500.

b)

During the year ended December 31, 2013, the controlling shareholder of the Company agreed to return for cancellation 148,000,000 shares of the common stock in consideration for the settlement of $349,864 (CDN$372,831) of amounts owed to the Company.

	c)	During the year ended December 31, 2013, a shareholder of the Company agreed to return for cancellation 106,240,000 shares of common stock for no consideration.

d)

The Company effected an 8-1 forward stock split of the issued and outstanding shares of common stock on January 10, 2014. All share and per share information has been retroactively adjusted to reflect the forward stock split.

7.	Income Taxes

The provision for income taxes differs from the amount computed by applying the statutory income tax rate to loss before income taxes as follows at December 31:

	2013	2012
	$	$

Net (Loss) Income Before Taxes	(65,636)	(30,898)
Income tax expense on net income at effective Canadian tax rate of:	16%	16%
	(10,502)	(4,944)
Non-deductible expenses	2,644	872
Valuation allowance	7,858	4,072

Provision for income taxes at combined tax rates	–	–

Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax basis. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in the tax laws and rates on the date of enactment. At December 31, 2013, the Company had net operating loss carryforwards of approximately $108,609 that may be offset against future taxable income from the year 2013 through 2030. This results in deferred tax assets of $17,377 and $9,512 as of December 31, 2013 and 2012. The Company has deferred tax assets of $1,888 and $0 as of December 31, 2013 and 2012, respectively, resulting from the current year inventory allowance recorded. The Company has fully allowed for these assets as of the years then ended. The valuation allowance is estimated to be approximately $19,265 and $9,512 for the years ended December 31, 2013 and 2012, respectively.

8.	Major Customers

Sales for the years ended December 31, 2013 and 2012 included sales to the following major customers as a percentage of total sales:

		2013		2012
	2013	Receivable Balance	2012	Receivable Balance
	Sales	(CDN)	Sales	(CDN)

Customer A	34%	$42,697	26%	–

9.	Subsequent Events

Management has evaluated subsequent events pursuant to ASC Topic 855, and has determined there are no subsequent events to disclose other than the name change described in Note 1 and the stock split described in Note 6(d).

Item 9.              Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

There were no disagreements related to accounting principles or practices, financial statement disclosure, internal controls or auditing scope or procedure during the two fiscal years and interim periods, including the interim period up through the date the relationship ended.

Item 9A.            Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), our company carried out an evaluation, with the participation of our company’s management, including our president (our principal executive officer, principal financial officer and principal accounting officer), of the effectiveness of our company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this Report. Based upon that evaluation, our president (our principal executive officer, principal financial officer and principal accounting officer) concluded that our company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by our company in the reports that our company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our company’s management, including our president (our principal executive officer, principal financial officer and principal accounting officer), as appropriate, to allow timely decisions regarding required disclosure.

Management's Annual Report on Internal Control Over Financial Reporting

The management of our company is responsible for establishing and maintaining adequate internal control over financial reporting for our company. Our internal control system was designed to, in general, provide reasonable assurance to our company’s management and board regarding the preparation and fair presentation of published financial statements, but because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our company’s internal control over financial reporting as of December 31, 2013. The framework used by management in making that assessment was the criteria set forth in the document entitled “ Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, our management has determined that as of December 31, 2013, our company’s internal control over financial reporting was effective for the purposes for which it is intended.

This report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit our company to provide only management’s report in this Report.

Changes in Internal Controls

During the period ended December 31, 2013, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.            Other Information

None.

PART III

Item 10.            Directors, Executive Officers and Corporate Governance

All directors of our company hold office until the next annual meeting of the security holders or until their successors have been elected and qualified. The officers of our company are appointed by our board of directors and hold office until their death, resignation or removal from office. Our directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Position Held with our company	Age	Date First Elected or Appointed
Cindy Lee Kelly	President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director	53	May 10, 2011

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

Cindy Lee Kelly - President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director

Ms. Kelly was appointed as president, chief executive officer, chief financial officer, secretary, treasurer and director of our company on May 10, 2011.

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

4.

been found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

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

Board and Committee Meetings

Our board of directors held no formal meetings during the year ended December 31, 2013. All proceedings of the board of directors were conducted by resolutions consented to in writing by all the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the Nevada General Corporate Law and our Bylaws, as valid and effective as if they had been passed at a meeting of the directors duly called and held.

For the year ended December 31, 2013, there was no standing nominating committee or committee performing similar functions for our company. Ms. Kelly participates in the consideration of director nominees.

Nomination Process

As of December 31, 2013, we did not effect any material changes to the procedures by which our shareholders may recommend nominees to our board of directors. Our board of directors does not have a policy with regards to the consideration of any director candidates recommended by our shareholders. Our board of directors has determined that it is in the best position to evaluate our company’s requirements as well as the qualifications of each candidate when the board considers a nominee for a position on our board of directors. If shareholders wish to recommend candidates directly to our board, they may do so by sending communications to the president of our company at the address on the cover of this annual report.

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
(b)	each of our two most highly compensated executive officers who were serving as executive officers at the end of the years ended December 31, 2013 and 2012; and
(c)

up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended December 31, 2013 and 2012, who we will collectively refer to as the named executive officers of our company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compensa- tion ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensa- tion ($)	Total ($)
Cindy Lee Kelly(1) President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director	2013 2012	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	91,381(2) 75,490(2)	91,381 75,490

(1)	Cindy Lee Kelly was appointed as president, chief executive officer, chief financial officer, secretary, treasurer and director of our company on May 10, 2011.

(2)	These amounts were paid to Cindy Kelly & Associates for the provision of all services related to our administration, office expenses and related overheads.

Stock Option Plan

Currently, we do not have a stock option plan in favor of any director, officer, consultant or employee of our company.

Stock Options/SAR Grants

During our fiscal year ended December 31, 2013 there were no options granted to our named officers or directors.

Outstanding Equity Awards at Fiscal Year End

No equity awards were outstanding as of the year ended December 31, 2013.

Compensation of Directors

We have not provided any compensation to Ms. Kelly for performance of her services as our sole director and officer since the inception of our company.

Ms. Kelly, our sole director and officer, has historically provided consulting services to our subsidiary through a consulting arrangement between our subsidiary, DSL Products Limited, and Cindy Kelly & Associates. On December 30, 2011, our subsidiary and Cindy Kelly and Associates entered into a written agreement in regards to this arrangement.

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

Item 12.            Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of March 12, 2014, certain information with respect to the beneficial ownership of our common shares by each shareholder known by us to be the beneficial owner of more than 5% of our common shares, as well as by each of our current directors and executive officers as a group. Each person has sole voting investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
Cindy Lee Kelly 101 ½ Mary Street West Whitby, Ontario, Canada, L1N 2R4	160,008 Common Shares	0.46%
Directors and Executive Officers as a Group(1)	160,008 Common Shares	0.46%
Avis Financial Corporation Talstrasse 20 Zurich, Switzerland, CH-8001	24,000,000 Common Shares	69.045%

(1)

Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on March 12, 2014. As of March 12, 2014, we had 34,760,008 shares of our common stock issued and outstanding. All figures assume full dilution of convertible securities held.

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

Item 13.            Certain Relationships and Related Transactions, and Director Independence

On December 30, 2011, through our subsidiary, DSL Products Limited, we entered into a consulting agreement with Cindy Kelly & Associates. Under the terms of the agreement we agreed to pay Cindy Kelly & Associates total compensation of CAD $75,000 a year in exchange for services provided to us by our sole director and officer, Cindy Kelly. The agreement has an indefinite term, but may be terminated by Cindy Kelly & Associates by providing 90 days written notice.

At December 31, 2013, our company is owed CDN$0 (2012 - CDN$413,286) from two affiliated companies owned by the controlling shareholder of our company, representing cash advances, net of expense reimbursements and accrued interest. During the year ended December 31, 2013, these amounts were settled as described in Note 5(b). The amount is unsecured, bears interest at 5% and is due on demand. During the year ended December 31, 2013, our company accrued CDN$9,849 (2012 - CDN$15,493) of interest on amounts owed from the related companies. At December 31, 2013, our company owed CDN$8,758 (2012 - CDN$8,685) to the president of our company. These were monies advanced by the shareholder for general working capital purposes, i.e. accounting and professional fees as required. The amount is unsecured, non-interest bearing and due on demand.

During the year ended December 31, 2013, the controlling shareholder of our company settled $349,864 (CDN$372,831) of amounts due from related parties to our company through the return and cancellation of 148,000,000 shares of the common stock.

During the year ended December 31, 2013, our company incurred CDN$91,381 (2012 - CDN$69,488) of contractor expenses to the president of our company.

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

Ms. Kelly is our only promoter, as defined in Rule 405 of Regulation C, due to her participation in and management of the business since our incorporation.

Except as disclosed herein, no director, executive officer, shareholder holding at least 5% of shares of our common stock, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction since the year ended December 31, 2013, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year-end for the last three completed fiscal years.

Director Independence

We currently act with one director, Cindy Lee Kelly. We have determined that our director is not an “independent director” as defined in NASDAQ Marketplace Rule 4200(a)(15).

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

Item 14.            Principal Accounting Fees and Services

The aggregate fees billed for the most recently completed fiscal year ended December 31, 2013 and for fiscal year ended December 31, 2012 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended
	December 31, 2013	December 31, 2012
Audit Fees	$27,300	$33,000
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$27,300	$33,000

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

PART IV

Item 15.            Exhibits, Financial Statement Schedules

(a)	Financial Statements

	(1)	Financial statements for our company are listed in the index under Item 8 of this document

	(2)	All financial statement schedules are omitted because they are not applicable, not material or the required information is shown in the financial statements or notes thereto.

(b)	Exhibits

Exhibit	Description
Number

(3)	Articles of Incorporation and Bylaws

3.1	Articles of Incorporation (incorporated by reference to our Registration Statement on Form S- 1 filed on May 9, 2012).

3.2	By-laws (incorporated by reference to our Registration Statement on Form S-1 filed on May 9, 2012).

3.2	Certificate of Amendment (incorporated by reference to our Current Report on Form 8-K filed on January 13, 2014

(10)	Material Contracts

10.1	Consulting Agreement dated December 30, 2011 between our company and Cindy Kelly & Associates (incorporated by reference to our Registration Statement on Form S-1 filed on May 9, 2012).

10.2	Share Purchase Agreement dated December 30, 2011 between our company and Rossland Asset Management Ltd. (incorporated by reference to our Registration Statement on Form S-1 filed on May 9, 2012).

(21)	Subsidiaries of the Registrant

21.1	DSL Products Limited, a wholly-owned Ontario corporation

(31)	Rule 13a-14(a)/15d-14(a) Certifications

31.1*	Section 302 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer

(32)	Section 1350 Certifications

32.1*	Section 906 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer

(101)**	Interactive Data File (Form 10-K for the year ended December 31, 2012 furnished in XBRL).

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

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

AFC BUILDING TECHNOLOGIES INC.
(Registrant)

Dated: March 25, 2014	/s/ Cindy Lee Kelly
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

Dated: March 25, 2014	/s/ Cindy Lee Kelly
Cindy Lee Kelly
President, Chief Executive Officer, Chief
Financial Officer, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial
Officer and Principal Accounting Officer)