Form 10-Q
period 2014-03-31
AFC BUILDING TECHNOLOGIES INC.
filed 2014-05-16
CIK 1533030

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014 or

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _______________

Commission File Number 333-181259

AFC BUILDING TECHNOLOGIES INC.
(Exact name of registrant as specified in its charter)

Nevada	N/A
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

101 ½ Mary Street West, Whitby, ON, Canada	L1N 2R4
(Address of principal executive offices)	(Zip Code)

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
34,760,008 common shares issued and outstanding as of May 12, 2014.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

Our unaudited consolidated interim financial statements for the three month periods ended March 31, 2014 and 2013 form part of this quarterly report. Unless otherwise specified our financial statements are expressed in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

AFC Building Technologies Inc.

March 31, 2014

AFC Building Technologies Inc.
Consolidated Balance Sheets
(Expressed in US dollars)

	March 31,	December 31,
	2014	2013
	(Unaudited)
ASSETS
Current Assets
Cash	$686	$61,949
Accounts receivable, net of allowances of $0 and $0, respectively	109,585	144,976
Inventory	55,871	50,894
Prepaid expenses	2,759	2,868
Due from related parties, short-term (Note 5)	64,899	–
Total Current Assets	233,800	260,687
Property and equipment, net of accumulated depreciation of $20,391 (December 31, 2013 – $20,962) (Note 3)	827	1,091
Total Assets	$234,627	$261,778

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Checks written in excess of funds on deposit	$1,762	$10,887
Accounts payable	262,999	335,605
Accrued liabilities	3,513	8,354
Due to related party (Note 5)	7,915	8,234
Line of credit (Note 4)	208,796	129,954
Total Liabilities	484,985	493,034

Commitments and Contingencies (Note 1)
Stockholders’ Deficit (Note 6)
Preferred stock, $0.001 par value, 50,000,000 shares authorized, no shares issued and outstanding	–	–
Common stock, $0.001 par value, 200,000,000 shares authorized, 34,760,008 and 34,760,008 shares issued and outstanding respectively	34,760	34,760
Additional paid in discount	(128,755)	(128,755)
Deficit	(195,317)	(171,424)
Accumulated other comprehensive income	38,954	34,163
Total Stockholders’ Deficit	(250,358)	(231,256)
Total Liabilities and Stockholders’ Deficit	$234,627	$261,778

(The accompanying notes are an integral part of these unaudited consolidated financial statements)

AFC Building Technologies Inc.
Consolidated Statements of Operations and Comprehensive Loss
(Expressed in US dollars)
(Unaudited)

	Three Months Ended
	March 31,
	2014	2013

Revenue	$194,334	$99,442
Cost of Sales	137,116	60,966
Gross Profit	57,218	38,476
Expenses
Bank charges and interest	3,530	3,628
Selling, marketing and administrative	73,408	89,319
Total Operating Expenses	76,938	92,947
Loss Before Other Income (Expenses)	(19,720)	(54,471)
Other Income (Expense)
Gain (loss) on foreign exchange	(4,173)	(4,965)
Interest income (Note 5)	–	3,841
Loss before taxes	(23,893)	(55,595)
Income taxes	–	–
Net Loss	(23,893)	(55,595)
Foreign currency translation adjustments	4,791	(3,902)
Comprehensive Loss	$(19,102)	$(59,497)
Net Loss Per Share – Basic and Diluted	$(0.00)	$(0.00)
Weighted Average Shares Outstanding	34,760,008	35,000,001

(The accompanying notes are an integral part of these unaudited consolidated financial statements)

AFC Building Technologies Inc.
Consolidated Statements of Cash Flows
(Expressed in US dollars)
(Unaudited)

	Three Months Ended
	March 31,
	2014	2013
Operating Activities
Net Loss	$(23,893)	$(55,595)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation expense	223	245
Changes in operating assets and liabilities:
Inventories	(6,915)	25,230
Accrued interest receivable	–	(3,841)
Accounts receivable	29,951	25,488
Due from related parties	(65,325)	–
Accounts payable and accrued liabilities	(66,392)	(108,917)
Net Cash Used in Operating Activities	(132,351)	(117,390)
Investing Activities
Loans to related parties	–	(15,805)
Repayments from related parties	–	12,400
Net Cash Used in Investing Activities	–	(3,405)
Financing Activities
Bank overdraft	(8,728)	26,997
Net change in line of credit	83,901	93,798
Net Cash Provided By Financing Activities	75,173	120,795
Effect of Exchange Rate Changes on Cash	(4,085)	–
Decrease In Cash	(61,263)	–
Cash - Beginning of Year	61,949	–
Cash - End of Period	$686	$–

Supplemental Disclosures
Interest paid	$2,560	$2,982
Income taxes paid	$–	$–

(The accompanying notes are an integral part of these unaudited consolidated financial statements)

AFC Building Technologies Inc.
Notes to the Consolidated Financial Statements
March 31, 2014
(Expressed in US dollars)
(Unaudited)

1.	Nature of Operations

AFC Building Technologies Inc. (the “Company”) was incorporated under the laws of the State of Nevada on May 10, 2011. Effective January 10, 2014, the Company changed its name from Auto Tool Technologies Inc. to AFC Building Technologies Inc. The Company is engaged in the sales and distribution of hand tools in Canada.

2.	Summary of Significant Accounting Policies

The unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the Securities and Exchange Commission (“SEC”) instructions for companies filing Form 10-Q. In the opinion of management, the unaudited interim consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of March 31, 2014, and the results of operations and cash flows for the period then ended. The financial data and other information disclosed in the notes to the interim consolidated financial statements related to this period are unaudited. The results for the three-month period ended March 31, 2014 are not necessarily indicative of the results to be expected for any subsequent quarter or the entire year ending December 31, 2014. The unaudited interim consolidated financial statements have been condensed pursuant to the Securities and Exchange Commission's rules and regulations and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these unaudited interim consolidated financial statements should be read in conjunction with the Company’s annual audited consolidated financial statements and notes thereto for the year ended December 31, 2013, included in the Company’s Form 10-K filed on March 25, 2014 with the SEC.

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

3.	Property and Equipment

	March 31,	December 31,
	2014	2013

Furniture and Fixtures	$11,896	$12,364
Computer Equipment	9,322	9,689
	21,218	22,053
Less: Accumulated Depreciation	(20,391)	(20,962)
	$827	$1,091

4.	Line of Credit

	March 31,	December 31,
	2014	2013
Line of credit payable to bank, interest imputed at prime rate
plus 1.55% per annum, secured by assets of the Company.	$208,796	$129,954
	$208,796	$129,954

AFC Building Technologies Inc.
Notes to the Consolidated Financial Statements
March 31, 2014
(Expressed in US dollars)
(Unaudited)

5.	Related Party Transactions

a)

At March 31, 2014, the Company was owed $64,899 (December 31, 2013 - $0) from a company owned by a shareholder of the Company, representing cash advances, net of expense reimbursements and accrued interest. The amount was unsecured, due on demand and was repaid subsequent to the period end. During the three months ended March 31, 2014, the Company accrued $0 (2013 - $3,841) of interest on amounts owed from related companies. At March 31, 2014, the Company owed $7,915 (December 31, 2013 - $8,234) to the President of the Company. These were monies advanced by the shareholder for general working capital purposes, (i.e. accounting and professional fees) as required. The amount is unsecured, non-interest bearing and due on demand.

	b)	During the three months ended March 31, 2014, the Company incurred $16,473 (2013 - $30,178) of contractor expenses to the President of the Company.

6.	Common Stock

The Company effected a 8-1 forward stock split of the issued and outstanding shares of common stock on January 10, 2014. All share and per share information has been retroactively adjusted to reflect the forward stock split.

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

As used in this quarterly report and unless otherwise indicated, the terms “we”, “us”, “our” and “our company” mean AFC Building Technologies Inc., a company incorporated under the laws of the state of Nevada, and our wholly-owned subsidiary, DSL Products Limited, a company incorporated under the laws of the Province of Ontario, Canada, unless otherwise indicated.

General Overview

We were incorporated under the laws of the state of Nevada on May 10, 2011 and are engaged in the distribution of hand tools throughout Canada. Our fiscal year end is December 31. We have one subsidiary, DSL Products Limited, a company incorporated under the laws of the Province of Ontario, Canada, which we acquired via a share exchange on December 30, 2011 in exchange for 30,000,000 pre-split shares of our common stock, and which operates our hand tool distribution business. Our business offices are currently located at 101 ½ Mary Street West, Whitby, Ontario, Canada, L1N 2R4. The address of agent for service in Nevada and registered corporate office is c/o National Registered Agents, Inc. of Nevada, 100 East William Street, Suite 204, Carson City, NV, 89701. Our telephone number is (905) 430-6433.

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

The forward split and name change became effective with the Over-the-Counter Bulletin Board at the opening of trading on January 14, 2014. Our trading symbol is “AFCT”. Our CUSIP number is 00108E 100.

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

On December 6, 2013, Rossland Asset Management Ltd., a shareholder of our company, transferred 11,300,000 (pre-split) of its shares held in our common stock to Avis Financial Corporation (“Avis”). Rossland also cancelled and returned to the treasury of our company 18,500,000 (pre-split) of its shares held in our company.

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

Cash Requirements

Based on our planned expenditures, we will require approximately $250,000 over the next 12 months, which will be funded from our operations. In addition to funds from operations, our company has available credit facilities up to $250,000 CDN should operational income be insufficient.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Results of Operations

The following summary of our results of operations should be read in conjunction with our financial statements for the quarter ended March 31, 2014, which are included herein.

Three Months Ended March 31, 2014 and March 31, 2013

Our operating results for the three months ended March 31, 2014 and March 31, 2013 are summarized as follows:

	Three	Three
	Months	Months
	Ended	Ended
	March 31,	March 31,
	2014	2013
Revenue	$194,334	$99,442
Cost of sales	$137,116	$60,966
Bank charges and interest	$3,530	$3,628
Selling, marketing and administrative	$73,408	$89,319
Loss (gain) on foreign exchange	$4,173	$4,965
Interest expense (income)	$-	$(3,841)
Net Income (Loss)	$(23,893)	$(55,595)

Our financial statements report a net loss of $23,893 for the three month period ended March 31, 2014 compared to a net loss of $55,595 for the three month period ended March 31, 2013. Our net loss has decreased primarily as a result of decreases in bank changes and interest and selling, marketing and administrative expenses, offset by an increase in revenue.

Liquidity and Financial Condition

Working Capital

	At	At
	March 31,	December 31,
	2014	2013
Current assets	$233,800	$260,687
Current liabilities	$484,985	$493,034
Working capital (deficit)	$(251,185)	$(232,347)

Our total current assets as of March 31, 2014 were $233,800 as compared to total current assets of $260,687 as of December 31, 2013. The increase in working capital was primarily due to decreases in accounts receivable and prepaid expenses, offset by increases in inventory.

Cash Flows

	Three	Three
	Months	Months
	Ended	Ended
	March 31,	March 31,
	2014	2013
Net cash (used in) operating activities	$(132,351)	$(117,390)
Net cash (used in) investing activities	$-	$(3,405)
Net cash provided by (used in) financing activities	$75,173	$120,795
Net (decrease) in cash during period	$(61,263)	$-

Operating Activities

Net cash used in operating activities was $132,351 in the three months ended March 31, 2014 compared with net cash used by operating activities of $117,390 in the three months ended March 31, 2013. The increase in use of cash of $14,961 in operating activities is mainly attributed to decreases in inventories and accounts payable and accrued liabilities, offset by increases in accounts receivable and amounts due from related parties.

Investing Activities

Net cash provided by in investing activities was zero in the three months ended March 31, 2014 compared to net cash used in investing activities of $3,405 in the three months ended March 31, 2013. The decrease in net cash provided by investing activities was mainly due to decreases in loans to and repayments from related parties.

Financing Activities

Net cash provided by financing activities was $75,173 in the three months ended March 31, 2014 compared to $120,795 provided by financing activities in the three months ended March 31, 2013. The decrease in cash provided by financing activities was due to decreases in our bank overdraft and net change in our line of credit.

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

Item 1A.	Risk Factors

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

Exhibit	Description
Number
(3)	Articles of Incorporation and Bylaws
3.1	Articles of Incorporation (incorporated by reference from our Registration Statement on Form S-1 filed on May 9, 2012)
3.2	By-laws (incorporated by reference from our Registration Statement on Form S-1 filed on May 9, 2012)
3.3	Certificate of Amendment ((incorporated by reference to our Current Report on Form 8-K filed on January 13, 2014)
(10)	Material Contracts
10.1	Consulting Agreement dated December 30, 2011 between our company and Cindy Kelly & Associates (incorporated by reference from our Registration Statement on Form S-1 filed on May 9, 2012)
10.2	Share Purchase Agreement dated December 30, 2011 between our company and Rossland Asset Management Ltd. (incorporated by reference from our Registration Statement on Form S-1 filed on May 9, 2012)
(21)	Subsidiaries of the Registrant
21.1	DSL Products Limited, a wholly-owned Ontario corporation
(31)	Rule 13a-14(a)/15d-14(a) Certifications
31.1*	Section 302 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer
(32)	Section 1350 Certifications
32.1*	Section 906 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer
101*	Interactive Data File
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

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

AFC BUILDING TECHNOLOGIES INC.
(Registrant)
Dated: May 16, 2014	By:	/s/ Cindy Lee Kelly
Cindy Lee Kelly
President, Chief Executive Officer, Chief Financial
Officer, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial
Officer and Principal Accounting Officer)