Form 10-Q
period 2014-06-30
AFC BUILDING TECHNOLOGIES INC.
filed 2014-08-13
CIK 1533030

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014 or

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ____________

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
34,760,008 common shares issued and outstanding as of August 12, 2014.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

Our unaudited consolidated interim financial statements for the three and six month periods ended June 30, 2014 and 2013 form part of this quarterly report. Unless otherwise specified our financial statements are expressed in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

AFC Building Technologies Inc.

June 30, 2014

AFC Building Technologies Inc.
Consolidated Balance Sheets
(Expressed in US dollars)

	June 30,	December 31,
	2014	2013
	(Unaudited)
ASSETS
Current Assets
Cash	$10,669	$61,949
Accounts receivable, net of allowances of $0 and $0, respectively	114,490	144,976
Inventory	66,227	50,894
Prepaid expenses	2,858	2,868
Due from related parties, short-term (Note 5)	28,956	–
Total Current Assets	223,200	260,687
Property and equipment, net of accumulated depreciation of $21,357 (December 31, 2013 – $20,962) (Note 3)	626	1,091
Total Assets	$223,826	$261,778

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Checks written in excess of funds on deposit	$35,756	$10,887
Accounts payable	277,837	335,605
Accrued liabilities	8,203	8,354
Due to related party (Note 5)	8,335	8,234
Line of credit (Note 4)	138,217	129,954
Total Liabilities	468,348	493,034

Commitments and Contingencies (Note 1)
Stockholders’ Deficit (Note 6)
Preferred stock, $0.001 par value, 50,000,000 shares authorized, no shares issued and outstanding	–	–
Common stock, $0.001 par value, 200,000,000 shares authorized, 34,760,008 and 34,760,008 shares issued and outstanding respectively	34,760	34,760
Additional paid in capital (discount)	(128,755)	(128,755)
Deficit	(178,029)	(171,424)
Accumulated other comprehensive income	27,502	34,163
Total Stockholders’ Deficit	(244,522)	(231,256)
Total Liabilities and Stockholders’ Deficit	$223,826	$261,778

(The accompanying notes are an integral part of these unaudited consolidated financial statements)

AFC Building Technologies Inc.
Consolidated Statements of Operations and Comprehensive Loss
(Expressed in US dollars)
(Unaudited)

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2014	2013	2014	2013

Revenue	$435,863	$343,479	$241,529	$244,037
Cost of Sales	296,504	218,488	159,388	157,522
Gross Profit	139,359	124,991	82,141	86,515
Expenses
Bank charges and interest	7,960	8,908	4,430	5,280
Selling, marketing and administrative	132,669	168,254	59,261	78,935
Total Operating Expenses	140,629	177,162	63,691	84,215
Income (Loss) Before Other Income (Expenses)	(1,270)	(52,171)	18,450	2,300
Other Income (Expense)
Gain (loss) on foreign exchange	(5,335)	(10,139)	(1,162)	(5,174)
Interest income (Note 5)	–	6,775	–	2,934
Income (Loss) before taxes	(6,605)	(55,535)	17,288	60
Income taxes	–	–	–	–
Net Income (Loss)	(6,605)	(55,535)	17,288	60
Foreign currency translation adjustments	(6,661)	(9,927)	(11,452)	(6,025)
Comprehensive Income (Loss)	$(13,266)	$(65,462)	$5,836	$(5,965)
Net Income (Loss) Per Share – Basic and Diluted	$(0.00)	$(0.00)	$0.00	$0.00
Weighted Average Shares Outstanding	34,760,008	35,160,222	34,760,008	35,315,218

(The accompanying notes are an integral part of these unaudited consolidated financial statements)

AFC Building Technologies Inc.
Consolidated Statements of Cash Flows
(Expressed in US dollars)
(Unaudited)

	Six Months Ended
	June 30,
	2014	2013
Operating Activities
Net Loss	$(6,605)	$(55,535)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation expense	452	485
Changes in operating assets and liabilities:
Inventories	(15,166)	11,709
Accrued interest receivable	–	(6,775)
Accounts receivable	29,385	(54,205)
Due from related parties	(28,373)	–
Accounts payable and accrued liabilities	(55,443)	(2,997)
Net Cash Used in Operating Activities	(75,750)	(107,318)
Investing Activities
Loans to related parties	–	(24,690)
Repayments from related parties	–	77,522
Net Cash Used in Investing Activities	–	52,832
Financing Activities
Bank overdraft	24,375	6,783
Net change in line of credit	8,494	47,560
Proceeds from issuance of common stock	–	15,000
Net Cash Provided By Financing Activities	32,869	69,343
Effect of Exchange Rate Changes on Cash	(8,399)	–
(Decrease) Increase In Cash	(51,280)	14,857
Cash - Beginning of Period	61,949	–
Cash - End of Period	$10,669	$14,857

Supplemental Disclosures
Interest paid	$6,166	$7,460
Income taxes paid	$–	$–

(The accompanying notes are an integral part of these unaudited consolidated financial statements)

1.	Nature of Operations

AFC Building Technologies Inc. (the “Company”) was incorporated under the laws of the State of Nevada on May 10, 2011. Effective January 10, 2014, the Company changed its name from Auto Tool Technologies Inc. to AFC Building Technologies Inc. The Company is engaged in the sales and distribution of hand tools in Canada.

2.	Summary of Significant Accounting Policies

The unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the Securities and Exchange Commission (“SEC”) instructions for companies filing Form 10-Q. In the opinion of management, the unaudited interim consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of June 30, 2014, and the results of operations and cash flows for the period then ended. The financial data and other information disclosed in the notes to the interim consolidated financial statements related to this period are unaudited. The results for the six-month period ended June 30, 2014 are not necessarily indicative of the results to be expected for any subsequent quarter or the entire year ending December 31, 2014. The unaudited interim consolidated financial statements have been condensed pursuant to the Securities and Exchange Commission's rules and regulations and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these unaudited interim consolidated financial statements should be read in conjunction with the Company’s annual audited consolidated financial statements and notes thereto for the year ended December 31, 2013, included in the Company’s Form 10-K filed on March 25, 2014 with the SEC.

These financial statements and related notes are expressed in US dollars. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, DSL Products Limited. All inter-company accounts and transactions have been eliminated. The Company’s fiscal year-end is December 31.

3.	Property and Equipment

	June 30,	December 31,
	2014	2013

Furniture and Fixtures	$12,325	$12,364
Computer Equipment	9,658	9,689
	21,983	22,053
Less: Accumulated Depreciation	(21,357)	(20,962)
	$626	$1,091

4.	Line of Credit

	June 30,	December 31,
	2014	2013
Line of credit payable to bank, interest imputed at prime rate plus 1.55% per annum, secured by assets of the Company.	$138,217	$129,954
	$138,217	$129,954

(The accompanying notes are an integral part of these unaudited consolidated financial statements)

5.	Related Party Transactions

a)

At June 30, 2014, the Company was owed $28,956 (December 31, 2013 - $0) from a company owned by a shareholder of the Company, representing cash advances, net of expense reimbursements and accrued interest. The amount was unsecured, due on demand and was repaid subsequent to the period end. During the six months ended June 30, 2014, the Company accrued $0 (2013 - $6,775) of interest on amounts owed from related companies. At June 30, 2014, the Company owed $8,335 (December 31, 2013 - $8,234) to the President of the Company. These were monies advanced by the shareholder for general working capital purposes, (i.e. accounting and professional fees) as required. The amount is unsecured, non-interest bearing and due on demand.

	b)	During the six months ended June 30, 2014, the Company incurred $32,335 (2013 - $48,120) of contractor expenses to the President of the Company.

6.	Common Stock

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

On December 6, 2013, Rossland Asset Management Ltd., a shareholder of our company, transferred 11,300,000 (pre-split) of its shares held of our common stock to Avis Financial Corporation (“Avis”). Rossland also cancelled and returned to our company’s treasury 18,500,000 (pre-split) shares of our common stock.

On December 13, 2013, Cindy Kelly, our sole director and officer, transferred 4,980,000 (pre-split) of her shares of our common stock to Avis. Avis subsequently cancelled and returned to our company’s treasury the 4,980,000 (pre-split) shares of our common stock registered in its name.

Effective December 17, 2013, Avis cancelled and returned to treasury 13,280,000 (pre-split) shares of our common stock registered in its name. Avis now holds the balance of 3,000,000 (pre-split) or 24,000,000 (post-split) shares of our common stock.

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

Results of Operations

The following summary of our results of operations should be read in conjunction with our financial statements for the quarter ended June 30, 2014, which are included herein.

Three Months Ended June 30, 2014 and June 30, 2013

Our operating results for the three months ended June 30, 2014 and June 30, 2013 are summarized as follows:

	Three	Three
	Months	Months
	Ended	Ended
	June 30,	June 30,
	2014	2013
Revenue	$241,529	$244,037
Cost of sales	$159,388	$157,522
Bank charges and interest	$4,430	$5,280
Selling, marketing and administrative	$59,261	$78,935
Loss (gain) on foreign exchange	$1,162	$5,174
Interest expense (income)	$0	$(2,934)
Net Income (Loss)	$17,288	$60

Our financial statements report a net profit of $17,288 for the three month period ended June 30, 2014 compared to a net profit of $60 for the three month period ended June 30, 2013. Our net profit for the three months ended June 30, 2014 has increased $17,228 primarily as a result of decreased selling and administrative expenses.

Six Months Ended June 30, 2014 and June 30, 2013

Our operating results for the six months ended June 30, 2014 and June 30, 2013 are summarized as follows:

	Six	Six
	Months	Months
	Ended	Ended
	June 30,	June 30,
	2014	2013
Revenue	$435,863	$343,479
Cost of sales	$296,504	$218,488
Bank charges and interest	$7,960	$8,908
Selling, marketing and administrative	$132,669	$168,254
Loss (gain) on foreign exchange	$5,335	$10,139
Interest expense (income)	$0	$(6,775)
Net Income (Loss)	$(6,605)	$(55,535)

Our financial statements report a net loss of $6,605 for the six month period ended June 30, 2014 compared to a net loss of $55,535 for the six month period ended June 30, 2013. Our net loss for the six months ended June 30, 2014 has decreased $48,930 primarily as a result of increased revenue combined with decreases in selling and administrative expenses.

Liquidity and Financial Condition

Working Capital

	At	At
	June 30,	December 31,
	2014	2013
Current assets	$223,200	$260,687
Current liabilities	$468,348	$493,034
Working capital (deficit)	$(245,148)	$(232,347)

Our total current assets as of June 30, 2014 were $223,200 as compared to total current assets of $260,687 as of December 31, 2013. The decrease of $12,801 in working capital was primarily due to a decrease in cash and an increase in checks written in excess of funds on deposit.

Cash Flows

	Six	Six
	Months	Months
	Ended	Ended
	June 30,	June 30,
	2014	2013
Net cash provided by (used in) operating activities	$(75,750)	$(107,318)
Net cash provided by (used in) investing activities	$0	$52,832
Net cash provided by financing activities	$32,869	$69,343
Net increase (decrease) in cash during period	$(51,280)	$14,857

Operating Activities

Net cash used in operating activities was $75,750 in the six months ended June 30, 2014 compared with net cash used in operating activities of $107,318 in the six months ended June 30, 2013. The decrease in use of cash of $31,568 in operating activities is mainly attributed to a decrease in net loss and accounts receivable offset by an increase in inventory, an increase in due from related parties and a decrease accounts payable and accrued liabilities.

Investing Activities

Net cash provided by investing activities was $0 in the six months ended June 30, 2014 compared to net cash provided by investing activities of $52,832 in the six months ended June 30, 2013. The decrease in net cash provided by investing activities was mainly due to a decrease in repayments from loans to related parties.

Financing Activities

Net cash provided by financing activities was $32,869 in the six months ended June 30, 2014 compared to $69,343 provided by financing activities in the six months ended June 30, 2013. The decrease in cash provided by financing activities was due to a decrease of net change in line of credit and a decrease in proceeds from the issuance of common stock offset by an increase in cash provided by bank overdraft.

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

AFC BUILDING TECHNOLOGIES INC.
(Registrant)

Dated: August 13, 2014	By:	/s/ Cindy Lee Kelly
Cindy Lee Kelly
President, Chief Executive Officer, Chief Financial
Officer, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial
Officer and Principal Accounting Officer)