Form 10-Q
period 2014-09-30
AFC BUILDING TECHNOLOGIES INC.
filed 2014-11-12
CIK 1533030

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF [X] 1934

For the quarterly period ended September 30, 2014

or

[   ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File Number 333-181259

AFC BUILDING TECHNOLOGIES INC.
(Exact name of registrant as specified in its charter)

Nevada	N/A
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

101 Mary Street West, Whitby, ON, Canada	L1N 2R4
(Address of principal executive offices)	(Zip Code)

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
[X] YES [   ] NO

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
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
34,760,008 common shares issued and outstanding as of November 6, 2014.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

Our unaudited consolidated interim financial statements for the three and nine month periods ended September 30, 2014 and 2013 form part of this quarterly report. Unless otherwise specified our financial statements are expressed in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

AFC Building Technologies Inc.

September 30, 2014

AFC Building Technologies Inc.
Consolidated Balance Sheets
(Expressed in US dollars)

	September 30,	December 31,
	2014	2013
	(Unaudited)
ASSETS

Current Assets

Cash	$370	$61,949
Accounts receivable, net of allowances of $0 and $0, respectively	131,291	144,976
Inventory	44,836	50,894
Prepaid expenses	2,723	2,868
Due from related parties, short-term (Note 5)	27,588	–
Total Current Assets	206,808	260,687

Property and equipment, net of accumulated depreciation of $20,567 (December 31, 2013 – $20,962) (Note 3)	377	1,091

Total Assets	$207,185	$261,778

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Checks written in excess of funds on deposit	$49,001	$10,887
Accounts payable	188,870	335,605
Accrued liabilities	3,351	8,354
Due to related party (Note 5)	7,811	8,234
Line of credit (Note 4)	220,334	129,954

Total Liabilities	469,367	493,034

Commitments and Contingencies (Note 1)

Stockholders’ Deficit (Note 6)

Preferred stock, $0.001 par value, 50,000,000 shares authorized, no shares issued and outstanding	–	–

Common stock, $0.001 par value, 200,000,000 shares authorized, 34,760,008 and 34,760,008 shares issued and outstanding respectively	34,760	34,760

Additional paid in capital (discount)	(128,755)	(128,755)

Deficit	(211,453)	(171,424)

Accumulated other comprehensive income	43,266	34,163

Total Stockholders’ Deficit	(262,182)	(231,256)

Total Liabilities and Stockholders’ Deficit	$207,185	$261,778

(The accompanying notes are an integral part of these unaudited consolidated financial statements)

AFC Building Technologies Inc.
Consolidated Statements of Operations and Comprehensive Loss
(Expressed in US dollars)
(Unaudited)

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2014	2013	2014	2013

Revenue	$638,954	$555,238	$203,091	$211,759

Cost of Sales	433,655	355,940	137,151	137,452

Gross Profit	205,299	199,298	65,940	74,307

Expenses

Bank charges and interest	11,587	12,785	3,627	3,877
Selling, marketing and administrative	215,646	252,072	82,977	83,818

Total Operating Expenses	227,233	264,857	86,604	87,695

Income (Loss) Before Other Income (Expenses)	(21,934)	(65,559)	(20,664)	(13,388)

Other Income (Expense)

Gain (loss) on foreign exchange	(18,095)	(4,842)	(12,760)	5,297
Interest income (Note 5)	–	9,665	–	2,890

Income (Loss) before taxes	(40,029)	(60,736)	(33,424)	(5,201)

Income taxes	–	–	–	–

Net Income (Loss)	(40,029)	(60,736)	(33,424)	(5,201)

Foreign currency translation adjustments	9,103	(6,882)	15,764	3,045

Comprehensive Income (Loss)	$(30,926)	$(67,618)	$(17,660)	$(2,156)

Net Income (Loss) Per Share – Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Shares Outstanding	34,760,008	35,443,000	34,760,008	36,000,001

(The accompanying notes are an integral part of these unaudited consolidated financial statements)

AFC Building Technologies Inc.
Consolidated Statements of Cash Flows
(Expressed in US dollars)
(Unaudited)

	Nine Months Ended
	September 30,
	2014	2013
Operating Activities

Net Loss	$(40,029)	$(60,736)

Adjustments to reconcile net loss to cash used in operating activities:

Depreciation expense	675	722

Changes in operating assets and liabilities:

Inventories	3,580	46,269
Accrued interest receivable	–	(9,665)
Accounts receivable	6,542	(79,590)
Due from related parties	(28,660)	–
Accounts payable and accrued liabilities	(140,284)	(50,508)
Net Cash Used in Operating Activities	(198,176)	(153,508)

Investing Activities

Loans to related parties	–	(29,921)
Repayments from related parties	–	76,947
Net Cash Provided by Investing Activities	–	47,026

Financing Activities

Bank overdraft	39,570	28,246
Net change in line of credit	99,197	78,082
Proceeds from issuance of common stock	–	20,000
Net Cash Provided By Financing Activities	138,767	126,328

Effect of Exchange Rate Changes on Cash	(2,170)	–

(Decrease) Increase In Cash	(61,579)	19,846

Cash - Beginning of Period	61,949	–

Cash - End of Period	$370	$19,846

Supplemental Disclosures

Interest paid	$9,004	$10,720
Income taxes paid	$–	$–

(The accompanying notes are an integral part of these unaudited consolidated financial statements)

AFC Building Technologies Inc.
Notes to the Consolidated Financial Statements
September 30, 2014
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

2.	Summary of Significant Accounting Policies

The unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the Securities and Exchange Commission (“SEC”) instructions for companies filing Form 10-Q. In the opinion of management, the unaudited interim consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of September 30, 2014, and the results of operations and cash flows for the period then ended. The financial data and other information disclosed in the notes to the interim consolidated financial statements related to this period are unaudited. The results for the nine-month period ended September 30, 2014 are not necessarily indicative of the results to be expected for any subsequent quarter or the entire year ending December 31, 2014. The unaudited interim consolidated financial statements have been condensed pursuant to the Securities and Exchange Commission's rules and regulations and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these unaudited interim consolidated financial statements should be read in conjunction with the Company’s annual audited consolidated financial statements and notes thereto for the year ended December 31, 2013, included in the Company’s Form 10-K filed on March 25, 2014 with the SEC.

These financial statements and related notes are expressed in US dollars. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, DSL Products Limited. All inter-company accounts and transactions have been eliminated. The Company’s fiscal year-end is December 31.

3.	Property and Equipment

	September 30,	December 31,
	2014	2013

Furniture and Fixtures	$11,743	$12,364
Computer Equipment	9,201	9,689
	20,944	22,053
Less: Accumulated Depreciation	(20,567)	(20,962)
	$377	$1,091

4.	Line of Credit

	September 30,	December 31,
	2014	2013
Line of credit payable to bank, interest imputed at prime rate plus 1.55% per annum, secured by assets of the Company.	$220,334	$129,954
	$220,334	$129,954

AFC Building Technologies Inc.
Notes to the Consolidated Financial Statements
September 30, 2014
(Expressed in US dollars)
(Unaudited)

5.	Related Party Transactions

a)

At September 30, 2014, the Company was owed $27,588 (December 31, 2013 - $0) from a company owned by a shareholder of the Company, representing cash advances, net of expense reimbursements and accrued interest. The amount is unsecured and due on demand. During the nine months ended September 30, 2014, the Company accrued $0 (2013 - $9,665) of interest on amounts owed from related companies. At September 30, 2014, the Company owed $7,811 (December 31, 2013 - $8,234) to the President of the Company. These were monies advanced by the shareholder for general working capital purposes, (i.e. accounting and professional fees) as required. The amount is unsecured, non-interest bearing and due on demand.

	b)	During the nine months ended September 30, 2014, the Company incurred $47,815 (2013 - $68,526) of contractor expenses to the President of the Company.

6.	Common Stock

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

General Overview

We were incorporated under the laws of the state of Nevada on May 10, 2011 and are engaged in the distribution of hand tools throughout Canada. Our fiscal year end is December 31. We have one subsidiary, DSL Products Limited, a company incorporated under the laws of the Province of Ontario, Canada, which we acquired via a share exchange on December 30, 2011 in exchange for 30,000,000 pre-split shares of our common stock, and which operates our hand tool distribution business. Our business offices are currently located at 101 Mary Street West, Whitby, Ontario, Canada, L1N 2R4. The address of agent for service in Nevada and registered corporate office is c/o National Registered Agents, Inc. of Nevada, 100 East William Street, Suite 204, Carson City, NV, 89701. Our telephone number is (905) 430-6433.

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

Cash Requirements

Based on our planned expenditures, we will require approximately $200,000 over the next 12 months, which will be funded from our operations. We project continued sales growth and ongoing cost reductions which will provide additional operating revenue. In addition to funds from operations, our company has available credit facilities up to $250,000 CDN should operational income be insufficient.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Results of Operations

The following summary of our results of operations should be read in conjunction with our financial statements for the quarter ended September 30, 2014, which are included herein.

Three Months Ended September 30, 2014 and September 30, 2013

Our operating results for the three months ended September 30, 2014 and September 30, 2013 are summarized as follows:

		Three	Three
		Months	Months
		Ended	Ended
		September 30,	September 30,
		2014	2013
Revenue		$203,091	$211,759
Cost of sales		$137,151	$137,452
Bank charges and interest		$3,627	$3,877
Selling, marketing and administrative		$82,977	$83,818
Loss (gain) on foreign exchange		$12,760	$(5,297)
Interest expense (income)	$	Nil	$(2,890)
Net Loss		$(33,424)	$(5,201)

Our financial statements report a net loss of $33,424 for the three month period ended September 30, 2014 compared to a net loss of $5,201 for the three month period ended September 30, 2013. Our net loss for the three months ended September 30, 2014 has increased by $28,223 primarily as a result of decreases in gross profit and interest income and an increase in loss on foreign exchange.

Nine Months Ended September 30, 2014 and September 30, 2013

Our operating results for the nine months ended September 30, 2014 and September 30, 2013 are summarized as follows:

		Nine	Nine
		Months	Months
		Ended	Ended
		September 30,	September 30,
		2014	2013
Revenue		$638,954	$555,238
Cost of sales		$433,655	$355,940
Bank charges and interest		$11,587	$12,785
Selling, marketing and administrative		$215,646	$252,072
Loss (gain) on foreign exchange		$18,095	$4,842
Interest expense (income)	$	Nil	$(9,665)
Net Loss		$(40,029)	$(60,736)

Our financial statements report a net loss of $40,029 for the nine month period ended September 30, 2014 compared to a net loss of $60,736 for the nine month period ended September 30, 2013. Our net loss for the nine months ended September 30, 2014 has decreased by $20,707 primarily as a result of an increase in gross profit and decreases in bank charges and interest and selling marketing and administrative expenses.

Liquidity and Financial Condition

Working Capital

	At	At
	September 30,	December 31,
	2014	2013
Current assets	$206,808	$260,687
Current liabilities	$469,367	$493,034
Working capital (deficit)	$(262,559)	$(232,347)

Our total current assets as of September 30, 2014 were $206,808 as compared to total current assets of $260,687 as of December 31, 2013. The increase of $30,212 in working capital was primarily due to decreases in cash, accounts receivable and inventory offset by increases in checks written in excess of funds on deposit and line of credit.

Cash Flows

		Nine	Nine
		Months	Months
		Ended	Ended
		September 30,	September 30,
		2014	2013
Net cash provided by (used in) operating activities		$(198,176)	$(153,508)
Net cash provided by (used in) investing activities	$	Nil	$47,026
Net cash provided by financing activities		$138,767	$126,328
Net increase (decrease) in cash during period		$(61,579)	$19,846

Operating Activities

Net cash used in operating activities was $198,176 in the nine months ended September 30, 2014 compared with net cash used in operating activities of $153,508 in the nine months ended September 30, 2013. The increase in use of cash of $44,668 in operating activities is mainly attributed to a decrease in net loss and inventories offset by an increase in accounts receivable, amounts due from related parties and accounts payable and accrued liabilities.

Investing Activities

Net cash provided by investing activities was $Nil in the nine months ended September 30, 2014 compared to net cash provided by investing activities of $47,026 in the nine months ended September 30, 2013. The decrease in net cash provided by investing activities was mainly due to decreases in loans to related parties and repayments from related parties.

Financing Activities

Net cash provided by financing activities was $138,767 in the nine months ended September 30, 2014 compared to $126,328 provided by financing activities in the nine months ended September 30, 2013. The increase in cash provided by financing activities was due to increases in bank overdraft and net change in line of credit.

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

AFC BUILDING TECHNOLOGIES INC.
(Registrant)

Dated: November 12, 2014	By:	/s/ Cindy Lee Kelly
Cindy Lee Kelly
President, Chief Executive Officer, Chief Financial
Officer, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial
Officer and Principal Accounting Officer)