Form 10-K
period 2014-12-31
AFC BUILDING TECHNOLOGIES INC.
filed 2015-03-30
CIK 1533030

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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
Yes [  ]     No [X]

The aggregate market value of Common Stock held by non-affiliates of the Registrant on June 30, 2014 was $11,925,000 based on a $1.125 average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.
34,760,008 common shares as of March 20, 2015.

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

Our consolidated financial statements are stated in United States dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

In this annual report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to “common shares” refer to the common shares in our capital stock.

As used in this current report and unless otherwise indicated, the terms “we”, “us” and “our” mean AFC Building Technologies Inc., a company incorporated under the laws of the state of Nevada, and our wholly-owned subsidiary, DSL Products Limited, a company incorporated under the laws of the Province of Ontario, unless otherwise indicated.

General Overview

The following references to shares of our common stock are presented in post-split shares of common stock unless specifically stated as pre-split shares of our common stock.

We were incorporated under the laws of the state of Nevada on May 10, 2011 under the name Auto Tool Technologies Inc. and are engaged in the distribution of hand tools throughout Canada. Our fiscal year end is December 31. We have one subsidiary, DSL Products Limited, a company incorporated under the laws of the Province of Ontario, which we acquired via a share exchange on December 30, 2011 in exchange for 30,000,000 pre-split shares of our common stock, and which operates our hand tool distribution business. Our business offices are currently located at 101 ½ Mary Street West, Whitby, Ontario, Canada, L1N 2R4. The address of agent for service in Nevada and registered corporate office is c/o National Registered Agents, Inc. of Nevada, 100 East William Street, Suite 204, Carson City, NV, 89701. Our telephone number is (905) 430-6433.

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

Our plan has been to launch www.toolvalley.com as our retail consumer portal. However, we are currently reviewing our business strategy with respect to launching a business to consumer website. Major competitors including eBay and Amazon have recently launched major initiatives to sell auto parts and accessories on-line. We are continuing to monitor these developments. In addition, we are also currently reviewing other potential business ventures, in an effort to capitalize on our logistics and distribution expertise. Although we may not have, or be able to raise, sufficient capital to launch our e-commerce business, particularly given these developments in the industry, we believe that we have sufficient resources to fund our core business of selling automotive and household tools to retailers for at least one year from our balance sheet date of December 31, 2014.

On December 6, 2013, Rossland Asset Management Ltd. transferred its holdings of 11,300,000 (pre-split) shares our common stock to Avis Financial Corporation (“Avis”). Rossland also cancelled and returned to the treasury of our company 18,500,000 (pre-split) shares of our common stock held by Rossland.

On December 13, 2013, Cindy Kelly, our sole director and officer, transferred her shareholdings of 4,980,000 (pre-split) shares of our common stock to Avis. Avis subsequently cancelled and returned to the treasury of our company the 4,980,000 (pre-split) shares of our common stock held in its name.

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

We encounter active competition in all of our businesses from both larger and smaller companies that offer the same or similar products and services or that produce different products appropriate for the same uses. We have a large number of competitors; however, aside from a small number of who market a range of products somewhat comparable to us, the majority of our competitors compete only with respect to one or more individual products or product lines in that segment. Certain large customers offer private label brands (“house brands”) that compete across a wider spectrum of our DIY segment product offerings.

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

During the years ended December 31, 2014 and 2013 we relied on one customer for an aggregate of 30% and 34% of our revenues, respectively.

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

REPORTS TO SECURITY HOLDERS

We are required to file annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission and our filings are available to the public over the internet at the Securities and Exchange Commission’s website at http://www.sec.gov. The public may read and copy any materials filed by us with the Securities and Exchange Commission at the Securities and Exchange Commission’s Public Reference Room at 100 F Street N.E. Washington D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the Securities and Exchange Commission at 1-800-732-0330. The SEC also maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, at http://www.sec.gov.

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

Market Information

Our common stock is currently quoted on the OTC Bulletin Board. Our common stock was quoted on the OTC Bulletin Board effective January 14, 2014. Our trading symbol is “AFCT”. There have been only two trades of our common shares as at the date of this annual report. The following quotations, obtained from Stockwatch, reflect the high and low bids for our common shares based on inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

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

The high and low bid prices of our common stock for the periods indicated below are as follows:

	OTC Bulletin Board(1)
Quarter Ended	High	Low
December 31, 2014	$1.15	$1.15
September 30, 2014	$1.15	$1.15
June 30, 2014(2)	$1.15	$1.10
March 31, 2014	$0.00	$0.00

(1)	Over-the-counter market quotations reflect inter-dealer prices without retail mark-up, mark-down or commission, and may not represent actual transactions.

(2)	Other than trades of our shares during the quarter ended June 30, 2014, there have been no trades of our shares.

Our common shares are issued in registered form. Island Stock Transfer, Roosevelt Office Center, 15500 Roosevelt Boulevard, Suite301, Clearwater, Florida 33760 (Telephone: 727-289-0010; Facsimile: 727-289-0069) is the registrar and transfer agent for our common shares.

Holders

As of March 20, 2015, there were approximately 9 holders of record of our common stock. As of such date, 34,760,008 common shares were issued and outstanding.

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

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

We did not sell any equity securities which were not registered under the Securities Act during the year ended December 31, 2014 that were not otherwise disclosed in this annual report on Form 10-K, in our quarterly reports on Form 10-Q, or in our current reports on Form 8-K filed during the year ended December 31, 2014.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fourth quarter of our fiscal year ended December 31, 2014.

Item 6.	Selected Financial Data

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our audited consolidated financial statements and the related notes that appear elsewhere in this annual report. The discussions of results, causes and trends should not be construed to imply any conclusion that these results or trends will necessarily continue into the future.

Our audited consolidated financial statements are stated in United States dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Liquidity and Financial Condition

Working Capital

	At	At
	December 31,	December 31,
	2014	2013
Current assets	$196,028	$260,687
Current liabilities	458,438	493,034
Working capital (deficit)	$(262,410)	$(232,347)

Cash Flows

	Year Ended	Year Ended
	December 31,	December 31,
	2014	2013
Cash flows used in operating activities	$(22,922)	$(754)
Cash flows provided by investing activities	$-	$46,850
Cash flows provided by financing activities	$11,096	$18,277
Net (decrease) in cash during year	$(16,677)	$61,949

Operating Activities

Net cash used in operating activities was $22,922 for our year ended December 31, 2014 compared with cash used in operating activities of $754 in the same period in 2013. The increase of $22,168 used in operating activities is mainly attributable to increases in prepaid expenses and amounts due from related parties.

Investing Activities

Net cash provided by investing activities was $0 for our year ended December 31, 2014 compared to net cash provided by investing activities of $46,850 in the same period in 2013.

Financing Activities

Net cash provided by financing activities was $11,096 for our year ended December 31, 2014 compared to $18,277 in the same period in 2013. The decrease was mainly attributable to decreases in our bank overdraft, proceeds from the issuance of common stock offset by an increase in net change of our line of credit.

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

Results of Operations for our Years Ended December 31, 2014 and 2013

The following summary of our results of operations should be read in conjunction with our audited consolidated financial statements for the years ended December 31, 2014 and 2013.

Our operating results for the years ended December 31, 2014 and 2013 are summarized as follows:

			Change Between
			Year Ended
			December 31,
			2013
	Year Ended	Year Ended	and Year Ended
	December 31,	December 31,	December 31,
	2014	2013	2014
Revenue	$844,556	$883,595	$(39,039)
Cost of sales	545,631	566,300	(20,669)
Total operating expenses	318,733	378,055	(59,322)
Other (income) expenses	27,389	4,876	22,513
Net loss	$(47,237)	$(65,636)	$18,399

Revenue

We had revenues of $844,556 (CDN $932,902) and $883,595 (CDN $909,985) in the years ended December 31, 2014 and 2013, respectively. While $CDN sales revenue increased 2.5% in 2014, adverse currency effect reflected a 4.4% revenue decline when stated in $USD.

Cost of Sales

Cost of sales decreased by 3.6% or $20,669 due to currency adjustment. Gross margin in 2014 was relatively unchanged vs. 2013.

Operating Expenses

Total operating expenses relating to bank charges, interest, selling, marketing and administrative expenses decreased by 15.7% for the year ended December 31, 2014 to $318,733 from $378,055 for the year ended December 31, 2013. This was due primarily to reductions in selling and travel expenses.

In the year ended December 31, 2014, we incurred net losses of $47,237.

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

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are stated at the amount billed to customers and are ordinarily due upon receipt. Our company provides an allowance for doubtful accounts, which is based upon a review of outstanding receivables, historical collection information and existing economic conditions. Provisions for doubtful accounts are recorded when it is deemed probable that the customer will not make the required payments at either the contractual due dates or in the future. At December 31, 2014 and 2013, there were no provisions for doubtful accounts necessary.

Inventory

Inventories are stated at the lower of cost or market. Cost is determined on a standard cost basis that approximates the first-in, first-out (FIFO) method. Market is determined based on net realizable value. Appropriate consideration is given to obsolescence, excessive levels, deterioration, and other factors in evaluating net realizable value. At December 31, 2014 and 2013, inventory consisted of tools and tool displays. At December 31, 2014, our company had recorded an inventory reserve of $10,476 (2013 - $11,426).

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

Financial Instruments/Concentrations

Our company’s financial instruments consist principally of cash, accounts receivable, accounts payable, and loan payable. Pursuant to ASC 820, Fair Value Measurements and Disclosures and ASC 825, Financial Instruments the fair value of cash equivalent is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. Our company believes that the recorded values of all of our company’s other financial instruments approximate their current fair values because of their nature and relatively short maturity dates or durations.

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

Comprehensive Income (Loss)

ASC 220, Comprehensive Income establishes standards for the reporting and display of comprehensive income (loss) and its components in the consolidated financial statements. During the years ended December 31, 2014 and 2013, our company’s only component of comprehensive income was foreign currency translation adjustment.

Basic and Diluted Net Loss Per Share

Our company computes net loss per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (EPS) on the face of the statement of operations. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all potentially dilutive shares if their effect is anti-dilutive. Our company did not have any dilutive potential shares outstanding at December 31, 2014 or 2013.

Income Taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. Our company has adopted ASC 740, Income Taxes as of its inception. Pursuant to ASC 740 our company is required to compute tax asset benefits for net operating losses carried forward. The potential benefits of net operating losses have not been recognized in these consolidated financial statements because our company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years. As of December 31, 2014 and 2013, our company had no accrued interest or penalties related to uncertain tax positions.

Revenue Recognition

Our company recognizes revenue when persuasive evidence of an arrangement exists, products have been shipped, the sales price is fixed or determinable, and collectability is reasonably assured.

Advertising Costs

Our company expenses the cost of advertising and promotional materials when incurred. Total advertising costs were $7,407 and $20,377 for the years ended December 31, 2014 and 2013, respectively.

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

December 31, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
AFC Building Technologies, Inc. and Subsidiary

We have audited the accompanying consolidated balance sheets of AFC Building Technologies Inc. and Subsidiary as of December 31, 2014 and 2013, and the related consolidated statements of operations and comprehensive loss, stockholders' equity (deficit), and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of AFC Building Technologies Inc. and Subsidiary as of December 31, 2014 and 2013, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

HJ & Associates, LLC
Salt Lake City, Utah
March 30, 2015

AFC Building Technologies Inc.
Consolidated Balance Sheets
(Expressed in US dollars)

	December 31,	December 31,
	2014	2013

ASSETS

Current Assets

Cash	$45,272	$61,949
Accounts receivable, net of allowances of $0 and $0, respectively	91,173	144,976
Inventory	52,049	50,894
Prepaid expenses	7,534	2,868

Total Current Assets	196,028	260,687

Property and equipment, net of accumulated depreciation of $20,068 (2013 – $20,962) (Note 3)	151	1,091

Total Assets	$196,179	$261,778

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Checks written in excess of funds on deposit	$1,215	$10,887
Accounts payable	257,412	335,605
Accrued liabilities	2,810	8,354
Due to related party (Note 5)	58,523	8,234
Line of credit (Note 4)	138,478	129,954

Total Liabilities	458,438	493,034

Commitments and Contingencies (Note 2)

Stockholders’ Deficit (Note 6)

Preferred stock, $0.001 par value, 50,000,000 shares authorized, no shares issued and outstanding	–	–

Common stock, $0.001 par value, 200,000,000 shares authorized, 34,760,008 and 34,760,008 shares issued and outstanding respectively	34,760	34,760

Additional paid in discount	(128,755)	(128,755)

Deficit	(218,661)	(171,424)

Accumulated other comprehensive income	50,397	34,163

Total Stockholders’ Deficit	(262,259)	(231,256)

Total Liabilities and Stockholders’ Deficit	$196,179	$261,778

(The accompanying notes are an integral part of these consolidated financial statements)

AFC Building Technologies Inc.
Consolidated Statements of Operations and Comprehensive Loss
(Expressed in US dollars)

	Years Ended
	December 31,
	2014	2013

Revenue	$844,556	$883,595

Cost of Sales	545,631	566,300

Gross Profit	298,925	317,295

Expenses

Bank charges and interest	16,068	16,456
Selling, marketing and administrative	302,705	361,599

Total Operating Expenses	318,773	378,055

Loss Before Other Income (Expenses)	(19,848)	(60,760)

Other Income (Expense)

Gain (loss) on foreign exchange	(27,389)	(14,440)
Interest income (Note 5)	–	9,564

Loss before taxes	(47,237)	(65,636)

Income taxes	–	–

Net Loss	(47,237)	(65,636)

Foreign currency translation adjustments	16,234	(13,518)

Comprehensive Loss	$(31,003)	$(79,154)

Net Loss Per Share – Basic and Diluted	$(0.00)	$(0.00)

Weighted Average Shares Outstanding	34,760,008	271,037,378

(The accompanying notes are an integral part of these consolidated financial statements)

AFC Building Technologies Inc.
Consolidated Statements of Cash Flows
(Expressed in US dollars)

	Years Ended
	December 31,
	2014	2013
Operating Activities
Net Loss	$(47,237)	$(65,636)
Adjustments to reconcile net loss to cash provided (used) in operating activities:
Depreciation expense	892	957
Changes in operating assets and liabilities:
Prepaid expenses	(5,151)	–
Inventories	(5,659)	32,750
Due from related party	52,850	(9,605)
Accounts receivable	43,842	(68,358)
Accounts payable and accrued liabilities	(62,459)	109,138
Net Cash Used in Operating Activities	(22,922)	(754)
Investing Activities
Loans to related parties	–	(29,616)
Repayments from related parties	–	76,466
Net Cash Provided By Investing Activities	–	46,850

Financing Activities

Bank overdraft	(9,207)	3,166
Proceeds from issuance of common stock	–	22,500
Net change in line of credit	20,303	(7,389)
Net Cash Provided By Financing Activities	11,096	18,277
Effect of Exchange Rate Changes on Cash	(4,851)	(2,424)
Increase (Decrease) In Cash	(16,677)	61,949
Cash - Beginning of Year	61,949	–
Cash - End of Year	$45,272	$61,949
Non-Cash Investing and Financing Activities

Shares cancelled to settle loans to related parties	$–	$349,864

Supplemental Disclosures
Interest paid	$12,527	$13,723
Income taxes paid	$–	$–

(The accompanying notes are an integral part of these consolidated financial statements)

AFC Building Technologies Inc.
Consolidated Statements of Stockholders’ Equity (Deficit)
(Expressed in US dollars)

					Accumulated
			Additional	Retained	Other
	Common Stock		Paid-In	Earnings	Comprehensive
	Shares	Amount	Deficit	(Deficit)	Income	Total
Balance, December 31, 2012	280,000,008	$280,000	$(248,495)	$96,076	$47,681	$175,262
Common stock issued for cash at $0.0025 per share	9,000,000	9,000	13,500	–	–	22,500
Common stock returned and cancelled to settle receivable at $0.0025 per share	(148,000,000)	(148,000)	–	(201,864)	–	(349,864)
Common stock returned and cancelled for no consideration	(106,240,000)	(106,240)	106,240	–	–	–
Foreign currency translation adjustments	–	–	–	–	(13,518)	(13,518)
Net loss for the year	–	–	–	(65,636)	–	(65,636)
Balance, December 31, 2013	34,760,008	34,760	(128,755)	(171,424)	34,163	(231,256)
Foreign currency translation adjustments	–	–	–	–	16,234	16,234
Net loss for the year	–	–	–	(47,237)	–	(47,237)
Balance, December 31, 2014	34,760,008	$34,760	$(128,755)	$(218,661)	$50,397	$(262,259)

(The accompanying notes are an integral part of these consolidated financial statements)

AFC Building Technologies Inc.
Notes to the Consolidated Financial Statements
December 31, 2014
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

d)	Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are stated at the amount billed to customers and are ordinarily due upon receipt. The Company provides an allowance for doubtful accounts, which is based upon a review of outstanding receivables, historical collection information and existing economic conditions. Provisions for doubtful accounts are recorded when it is deemed probable that the customer will not make the required payments at either the contractual due dates or in the future. At December 31, 2014 and 2013, there were no provisions for doubtful accounts necessary.

e)	Inventory

Inventories are stated at the lower of cost or market. Cost is determined on a standard cost basis that approximates the first-in, first-out (FIFO) method. Market is determined based on net realizable value. Appropriate consideration is given to obsolescence, excessive levels, deterioration, and other factors in evaluating net realizable value. At December 31, 2014 and 2013, inventory consisted of tools and tool displays. At December 31, 2014, the Company had recorded an inventory reserve of $10,476 (2013 - $11,426).

f)	Property and Equipment

Property and equipment consists of furniture, fixtures and computer equipment and is recorded at cost. Depreciation is recorded on a straight-line basis over their estimated useful lives of five years.

AFC Building Technologies Inc.
Notes to the Consolidated Financial Statements
December 31, 2014
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

ASC 220, Comprehensive Income establishes standards for the reporting and display of comprehensive income (loss) and its components in the consolidated financial statements. During the years ended December 31, 2014 and 2013, the Company’s only component of comprehensive income was foreign currency translation adjustments.

l)	Basic and Diluted Net Loss Per Share

The Company computes net loss per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (EPS) on the face of the statement of operations. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all potentially dilutive shares if their effect is anti-dilutive. The Company did not have any dilutive potential shares outstanding at December 31, 2014 or 2013.

AFC Building Technologies Inc.
Notes to the Consolidated Financial Statements
December 31, 2014
(Expressed in US dollars)

2.	Summary of Significant Accounting Policies (continued)

m)	Income Taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has adopted ASC 740, Income Taxes as of its inception. Pursuant to ASC 740 the Company is required to compute tax asset benefits for net operating losses carried forward. The potential benefits of net operating losses have not been recognized in these consolidated financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years. As of December 31, 2014 and 2013, the Company had no accrued interest or penalties related to uncertain tax positions.

n)	Revenue Recognition

The Company recognizes revenue when persuasive evidence of an arrangement exists, products have been shipped, the sales price is fixed or determinable, and collectability is reasonably assured.

o)	Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements. Additionally, the Company has considered all pronouncements issued but not yet effective and does not believe that there are any other new accounting pronouncements that might have a material impact on its financial position or results of operations.

p)	Advertising Costs

The Company expenses the cost of advertising and promotional materials when incurred. Total advertising costs were $7,407 and $20,377 for the years ended December 31, 2014 and 2013, respectively.

3.	Property and Equipment

	December 31,	December 31,
	2014	2013

Furniture and Fixtures	$11,336	$12,364
Computer Equipment	8,883	9,689
	20,219	22,053
Less: Accumulated Depreciation	(20,068)	(20,962)
	$151	$1,091

4.	Line of Credit

The total approved line of credit is $250,000.

	December 31,	December 31,
	2014	2013
Total approved line of credit is $250,000,
payable to bank, interest imputed at prime rate
plus 1.55% per annum, secured by assets of the Company.	$138,478	$129,954
	$138,478	$129,954

5.	Related Party Transactions

a)

At December 31, 2014, the Company owed $50,977 (December 31, 2013 - $0) to a company owned by a shareholder of the Company, representing cash advances, net of expense reimbursements and accrued interest. The amount is unsecured and due on demand. During the year ended December 31, 2014, the Company accrued $0 (2013 - $9,564) of interest on amounts owed from related companies. At December 31, 2014, the Company owed $7,546 (December 31, 2013 - $8,234) to the President of the Company. These were monies advanced by the shareholder for general working capital purposes, (i.e. accounting and professional fees) as required. The amount is unsecured, non-interest bearing and due on demand.

b)

During the year ended December 31, 2013, the controlling shareholder of the Company settled $349,864 (CDN$372,831) of due from related parties amounts owed to the Company through the return and cancellation of 148,000,000 shares of the common stock.

c)	During the year ended December 31, 2014, the Company incurred $62,819 (2013 - $88,731) of contractor expenses to the President of the Company.

AFC Building Technologies Inc.
Notes to the Consolidated Financial Statements
December 31, 2014
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

The provision for income taxes differs from the amount computed by applying the statutory income tax rate to loss before income taxes as follows at December 31:

	2014	2013
	$	$

Net (Loss) Income Before Taxes	(47,237)	(65,636)
Income tax expense on net income at effective Canadian tax rate of:	16%	16%
	(7,558)	(10,502)
Non-deductible expenses	567	2,644
Valuation allowance	6,991	7,858

Provision for income taxes at combined tax rates	–	–

Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax basis. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in the tax laws and rates on the date of enactment. At December 31, 2014, the Company had net operating loss carryforwards of approximately $152,300 that may be offset against future taxable income from the year 2014 through 2030. This results in deferred tax assets of $24,369 and $17,377 as of December 31, 2014 and 2013. The Company has deferred tax assets of $1,676 and $1,888 as of December 31, 2014 and 2013, respectively, resulting from the current year inventory allowance recorded. The Company has fully allowed for these assets as of the years then ended. The valuation allowance is estimated to be approximately $26,045 and $19,265 for the years ended December 31, 2014 and 2013, respectively.

8.	Major Customers

Sales for the years ended December 31, 2014 and 2013 included sales to the following major customers as a percentage of total sales:

		2014		2013
	2014	Receivable Balance	2013	Receivable Balance
	Sales	(CAD)	Sales	(CAD)

Customer A	30%	$19,673	34%	$42,697

9.	Subsequent Events

Management has evaluated subsequent events pursuant to ASC Topic 855, and has determined there are no subsequent events to disclose.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

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

Our management assessed the effectiveness of our company’s internal control over financial reporting as of December 31, 2014. The framework used by management in making that assessment was the criteria set forth in the document entitled “ Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, our management has determined that as of December 31, 2014, our company’s internal control over financial reporting was effective for the purposes for which it is intended.

This report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit our company to provide only management’s report in this Report.

Changes in Internal Controls

During the period ended December 31, 2014, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

All directors of our company hold office until the next annual meeting of the security holders or until their successors have been elected and qualified. The officers of our company are appointed by our board of directors and hold office until their death, resignation or removal from office. Our directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Position Held with our company	Age	Date First Elected or Appointed
Cindy Lee Kelly	President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director	54	May 10, 2011

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

Board and Committee Meetings

Our board of directors held no formal meetings during the year ended December 31, 2014. All proceedings of the board of directors were conducted by resolutions consented to in writing by all the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the Nevada General Corporate Law and our Bylaws, as valid and effective as if they had been passed at a meeting of the directors duly called and held.

For the year ended December 31, 2014, there was no standing nominating committee or committee performing similar functions for our company. Ms. Kelly participates in the consideration of director nominees.

Nomination Process

As of December 31, 2014, we did not effect any material changes to the procedures by which our shareholders may recommend nominees to our board of directors. Our board of directors does not have a policy with regards to the consideration of any director candidates recommended by our shareholders. Our board of directors has determined that it is in the best position to evaluate our company’s requirements as well as the qualifications of each candidate when the board considers a nominee for a position on our board of directors. If shareholders wish to recommend candidates directly to our board, they may do so by sending communications to the president of our company at the address on the cover of this annual report.

Audit Committee

We do not currently have an audit committee or a committee performing similar functions. The board of directors as a whole participates in the review of financial statements and disclosure.

Audit Committee Financial Expert

Our board of directors has determined that none of the members of our audit committee qualifies as an “audit committee financial expert” as defined in Item 407(d)(5)(ii) of Regulation S-K, and is “independent” as the term is used in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934, as amended.

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

(b)	each of our two most highly compensated executive officers who were serving as executive officers at the end of the years ended December 31, 2014 and 2013; and

(c)

up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended December 31, 2014 and 2013, who we will collectively refer to as the named executive officers of our company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compensa- tion ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensa- tion ($)	Total ($)
Cindy Lee Kelly(1) President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director	2014 2013							62,819(2) 88,731(2)	62,819 88,731

(1)	Cindy Lee Kelly was appointed as president, chief executive officer, chief financial officer, secretary, treasurer and director of our company on May 10, 2011.
(2)	These amounts were paid to Cindy Kelly & Associates for the provision of all services related to our administration, office expenses and related overheads.

Stock Option Plan

Currently, we do not have a stock option plan in favor of any director, officer, consultant or employee of our company.

Stock Options/SAR Grants

During our fiscal year ended December 31, 2014 there were no options granted to our named officers or directors.

Outstanding Equity Awards at Fiscal Year End

No equity awards were outstanding as of the year ended December 31, 2014.

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

The following table sets forth, as of March 20, 2015, certain information with respect to the beneficial ownership of our common shares by each shareholder known by us to be the beneficial owner of more than 5% of our common shares, as well as by each of our current directors and executive officers as a group. Each person has sole voting investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
Cindy Lee Kelly(2) 101 ½ Mary Street West Whitby, Ontario, Canada, L1N 2R4	160,008 Common Shares	0.46%
Directors and Executive Officers as a Group	160,008 Common Shares	0.46%
Avis Financial Corporation Talstrasse 20 Zurich, Switzerland, CH-8001	24,000,000 Common Shares	69.045%
Over 5% Shareholders as a Group	24,000,000 Common Shares	69.045%

(1)

Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on March 20, 2015. As of March 20, 2015, we had 34,760,008 shares of our common stock issued and outstanding. All figures assume full dilution of convertible securities held.

(2)	Cindy Kelly has acted as our sole director and officer since May 10, 2011.

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

At December 31, 2014, we owed $50,977 (December 31, 2013 - $0) to a company owned by a shareholder of our company, representing cash advances, net of expense reimbursements and accrued interest. The amount is unsecured and due on demand. During the year ended December 31, 2014, our company accrued $0 (2013 - $9,564) of interest on amounts owed from related companies. At December 31, 2014, we owed $7,546 (December 31, 2013 - $8,234) to the president of our company. These were monies advanced by the shareholder for general working capital purposes, (i.e. accounting and professional fees) as required. The amount is unsecured, non-interest bearing and due on demand.

During the year ended December 31, 2013, the controlling shareholder of our company settled $349,864 (CDN$372,831) of due from related parties amounts owed to our company through the return and cancellation of 148,000,000 shares of the common stock.

During the year ended December 31, 2014, we incurred $62,819 (2013 - $88,731) of contractor expenses to the president of our company.

Ms. Kelly is our only promoter, as defined in Rule 405 of Regulation C, due to her participation in and management of the business since our incorporation.

Except as disclosed herein, no director, executive officer, shareholder holding at least 5% of shares of our common stock, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction since the year ended December 31, 2014, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year-end for the last three completed fiscal years.

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

The aggregate fees billed for the most recently completed fiscal year ended December 31, 2014 and for fiscal year ended December 31, 2013 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended
	December 31, 2014	December 31, 2013
Audit Fees	$26,200	$27,300
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$26,200	$27,300

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

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)	Financial Statements

(1)	Financial statements for our company are listed in the index under Item 8 of this document

(2)	All financial statement schedules are omitted because they are not applicable, not material or the required information is shown in the financial statements or notes thereto.

(b)	Exhibits

Exhibit	Description
Number
(3)	Articles of Incorporation and Bylaws
3.1	Articles of Incorporation (incorporated by reference to our Registration Statement on Form S- 1 filed on May 9, 2012).
3.2	By-laws (incorporated by reference to our Registration Statement on Form S-1 filed on May 9, 2012).
3.2	Certificate of Amendment (incorporated by reference to our Current Report on Form 8-K filed on January 13, 2014
(10)	Material Contracts
10.1	Consulting Agreement dated December 30, 2011 between our company and Cindy Kelly & Associates (incorporated by reference to our Registration Statement on Form S-1 filed on May 9, 2012).
10.2	Share Purchase Agreement dated December 30, 2011 between our company and Rossland Asset Management Ltd. (incorporated by reference to our Registration Statement on Form S-1 filed on May 9, 2012).
(21)	Subsidiaries of the Registrant
21.1	DSL Products Limited, a wholly-owned Ontario corporation
(31)	Rule 13a-14(a)/15d-14(a) Certifications
31.1*	Section 302 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer
(32)	Section 1350 Certifications
32.1*	Section 906 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer
(101)*	Interactive Data Files
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

AFC BUILDING TECHNOLOGIES INC.
(Registrant)

Dated: March 30, 2015	/s/ Cindy Lee Kelly
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

Dated: March 30, 2015	/s/ Cindy Lee Kelly
Cindy Lee Kelly
President, Chief Executive Officer, Chief
Financial Officer, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial
Officer and Principal Accounting Officer)