Form 10-Q
period 2015-03-31
AFC BUILDING TECHNOLOGIES INC.
filed 2016-12-07
CIK 1533030

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF [X] 1934

For the quarterly period ended March 31, 2015

or

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

Large accelerated filer [ ]		Accelerated filer [ ]
Non-accelerated filer [ ]	(Do not check if a smaller	Smaller reporting company [X]
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

34,760,008 common shares issued and outstanding as of December 5, 2016.

PART I – FINANCIAL INFORMATION

Item 1.                Financial Statements

Our unaudited consolidated interim financial statements for the three month periods ended March 31, 2015 and 2014 form part of this quarterly report. Unless otherwise specified our financial statements are expressed in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

AFC Building Technologies Inc.
Consolidated Balance Sheets
(Expressed in US dollars)

	March 31,	December 31,
	2015	2014
	(Unaudited)

ASSETS

Current Assets

Cash	$23,942	$45,272
Accounts receivable, net of allowances of $0 and $0, respectively	97,396	91,173
Inventory	87,372	52,049
Prepaid expenses	3,415	7,534

Total Current Assets	212,125	196,028

Property and equipment, net of accumulated depreciation of $18,518 and $20,068, respectively	–	151

Total Assets	$212,125	$196,179

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Checks written in excess of funds on deposit	$–	$1,215
Accounts payable	290,892	257,412
Accrued liabilities	1,427	2,810
Due to related party (Note 2)	55,141	58,523
Line of credit	185,764	138,478

Total Liabilities	533,224	458,438

Commitments and Contingencies (Note 1)

Stockholders’ Deficit

Preferred stock, $0.001 par value, 50,000,000 shares authorized, no shares issued and outstanding	–	–

Common stock, $0.001 par value, 200,000,000 shares authorized, 34,760,008 and 34,760,008 shares issued and outstanding respectively	34,760	34,760

Additional paid in discount	(128,755)	(128,755)

Accumulated deficit	(295,398)	(218,661)

Accumulated other comprehensive income	68,294	50,397

Total Stockholders’ Deficit	(321,099)	(262,259)

Total Liabilities and Stockholders’ Deficit	$212,125	$196,179

(The accompanying notes are an integral part of these condensed consolidated financial statements)

AFC Building Technologies Inc.
Consolidated Statements of Operations and Comprehensive Loss
(Expressed in US dollars)
(Unaudited)

	Three Months Ended
	March 31,
	2015	2014

Revenue	$138,877	$194,334

Cost of Sales	106,897	137,116

Gross Profit	31,980	57,218

Expenses

Bank charges and interest	3,016	3,530
Selling, marketing and administrative	76,802	73,408

Total Operating Expenses	79,818	76,938

Loss Before Other Expenses	(47,838)	(19,720)

Other Expenses

Loss on foreign exchange	(28,899)	(4,173)

Loss before taxes	(76,737)	(23,893)

Income taxes	–	–

Net Loss	(76,737)	(23,893)

Foreign currency translation adjustments	17,897	4,791

Comprehensive Loss	$(58,840)	$(19,102)

Net Loss Per Share – Basic and Diluted	$(0.00)	$(0.00)

Weighted Average Shares Outstanding	34,760,008	34,760,008

(The accompanying notes are an integral part of these condensed consolidated financial statements)

AFC Building Technologies Inc.
Consolidated Statements of Cash Flows
(Expressed in US dollars)
(Unaudited)

	Three Months Ended
	March 31,
	2015	2014
Operating Activities
Net Loss	$(76,737)	$(23,893)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation expense	141	223
Changes in operating assets and liabilities:
Prepaid expenses	3,557	–
Inventories	(40,515)	(6,915)
Due to related party	905	(65,325)
Accounts receivable	(14,177)	29,951
Accounts payable and accrued liabilities	50,458	(66,392)
Net Cash Used in Operating Activities	(76,368)	(132,351)
Financing Activities
Bank overdraft	(1,136)	(8,728)
Net change in line of credit	60,143	83,901
Net Cash Provided By Financing Activities	59,007	75,173
Effect of Exchange Rate Changes on Cash	(3,969)	(4,085)
Decrease In Cash	(21,330)	(61,263)
Cash - Beginning of Year	45,272	61,949
Cash - End of Year	$23,942	$686

Supplemental Disclosures
Interest paid	$2,322	$2,560
Income taxes paid	$–	$–

(The accompanying notes are an integral part of these condensed consolidated financial statements)

AFC Building Technologies Inc.
Notes to Consolidated Financial Statements
March 31, 2015 and 2014

1.	Nature of Operations

AFC Building Technologies Inc. (the “Company”) was incorporated under the laws of the State of Nevada on May 10, 2011. Effective January 10, 2014, the Company changed its name from Auto Tool Technologies Inc. to AFC Building Technologies Inc. The Company is engaged in the sales and distribution of hand tools in Canada.

The accompanying interim consolidated financial statements of the Company should be read in conjunction with the consolidated financial statements and accompanying notes filed with the U.S. Securities and Exchange Commission in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014. In the opinion of management, the accompanying consolidated financial statements reflect all adjustments of a recurring nature considered necessary to present fairly the Company’s financial position and the results of its operations and its cash flows for the periods shown.

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders and note holders, the ability of the Company to obtain necessary equity financing to continue operations, and ultimately the attainment of profitable operations. As at March 31, 2015, the Company has not generated any revenues, has a working capital deficit of $321,099, and has an accumulated deficit of $295,398 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These condensed consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

On June 30, 2015, the Company decided that continuing the operations of its wholly-owned subsidiary, DSL Products Limited (“DSL”) would no longer be economically feasible due to the factors described in Note 1. All of the shares of DSL held by the Company were returned to DSL for cancellation and as of June 30, 2015 the Company no longer held any interest in DSL.

Summary of Significant Accounting Policies

The unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the Securities and Exchange Commission (“SEC”) instructions for companies filing Form 10-Q. In the opinion of management, the unaudited interim consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of March 31, 2015, and the results of operations and cash flows for the period then ended. The financial data and other information disclosed in the notes to the interim consolidated financial statements related to this period are unaudited. The results for the three-month period ended March 31, 2015 are not necessarily indicative of the results to be expected for any subsequent quarter or the entire year ending December 31, 2015. The unaudited interim consolidated financial statements have been condensed pursuant to the Securities and Exchange Commission's rules and regulations and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these unaudited interim consolidated financial statements should be read in conjunction with the Company’s annual audited consolidated financial statements and notes thereto for the year ended December 31, 2014, included in the Company’s Form 10-K filed on March 30, 2015 with the SEC.

These financial statements and related notes are expressed in US dollars. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, DSL Products Limited. All inter-company accounts and transactions have been eliminated. The Company’s fiscal year-end is December 31.

AFC Building Technologies Inc.
Notes to Consolidated Financial Statements
March 31, 2015 and 2014

2.	Related Party Transactions

a)

At March 31, 2015, the Company owed $46,690 (December 31, 2014 - $50,977) to a company owned by a shareholder of the Company, representing cash advances, net of expense reimbursements and accrued interest. The amount is unsecured and due on demand. At March 31, 2015, the Company owed $8,451 (December 31, 2014 - $7,546) to the President of the Company. These were monies advanced by the shareholder for general working capital purposes, (i.e. accounting and professional fees) as required. The amount is unsecured, non-interest bearing and due on demand.

	b)	During the three months ended March 31, 2015, the Company incurred $13,753 (2014 - $16,473) of contractor expenses to the President of the Company.

3.	Subsequent Events

Management has evaluated subsequent events pursuant to ASC Topic 855, and has determined there are no subsequent events to disclose except those events disclosed in Note 1.

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

On June 30, 2015, we decided that continuing the operations of its wholly-owned subsidiary, DSL Products Limited (“DSL”) would no longer be economically feasible. All of the shares of DSL held by us were returned to DSL for cancellation and as of June 30, 2015 we no longer held any interest in DSL.

Cash Requirements

Based on our planned expenditures, we will require approximately $30,000 over the next 12 months, which will be funded from our operations. In order to improve our liquidity, we plan to pursue additional equity financing from private investors or possibly a registered public offering. We do not currently have any definitive arrangements in place for the completion of any further private placement financings and there is no assurance that we will be successful in completing any further private placement financings. If we are unable to achieve the necessary additional financing, then we plan to reduce the amounts that we spend on our business activities and administrative expenses in order to be within the amount of capital resources that are available to us.

We have not investigated the availability of commercial loans or other debt financing to supplement or meet our cash requirements. In the uncertain event that any such debt financing alternatives were available to us on acceptable terms, they would increase our liabilities and future cash commitments.

Future Financings

We will continue to rely on equity sales of our common shares and funding from directors and shareholders in order to continue to fund our business operations. Issuances of additional shares will result in dilution to existing stockholders. There is no assurance that we will achieve any additional sales of the equity securities or arrange for debt or other financing to fund our operations and other activities.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Results of Operations

The following summary of our results of operations should be read in conjunction with our financial statements for the quarter ended March 31, 2015, which are included herein.

Three Months Ended March 31, 2015 and March 31, 2014

Our operating results for the three months ended March 31, 2015 and March 31, 2014 are summarized as follows:

	Three	Three
	Months	Months
	Ended	Ended
	March 31,	March 31,
	2015	2014
Revenue	$138,877	$194,334
Cost of sales	$106,897	$137,116
Bank charges and interest	$3,016	$3,530
Selling, marketing and administrative	$78,802	$73,408
Loss (gain) on foreign exchange	$28,899	$4,173
Net Income (Loss)	$(76,737)	$(23,893)

Our financial statements report a net loss of $76,737 for the three month period ended March 31, 2015 compared to a net loss of $23,893 for the three month period ended March 31, 2014. Our net loss has increased primarily as a result of decreases in revenues and increases in selling, marketing and administrative expenses.

Liquidity and Financial Condition

Working Capital

	At	At
	March 31,	December 31,
	2015	2014
Current assets	$212,125	$196,028
Current liabilities	$533,224	$458,8438
Working capital (deficit)	$(321,099)	$(262,410)

Our total current assets as of March 31, 2015 were $212,125 as compared to total current assets of $196,028 as of December 31, 2014.

Cash Flows

	Three	Three
	Months	Months
	Ended	Ended
	March 31,	March 31,
	2015	2014
Net cash (used in) operating activities	$(76,368)	$(132,351)
Net cash (used in) investing activities	$-	$-
Net cash provided by (used in) financing activities	$59,007	$75,173
Net (decrease) in cash during period	$(21,330)	$(61,263)

Operating Activities

Net cash used in operating activities was $76,368 in the three months ended March 31, 2015 compared with net cash used by operating activities of $132,351 in the three months ended March 31, 2014. The decrease in use of cash in operating activities is mainly attributed to decreases in inventories, offset by increases in accounts payable and accrued liabilities and amounts due from related parties.

Financing Activities

Net cash provided by financing activities was $59,007 in the three months ended March 31, 2015 compared to $75,173 provided by financing activities in the three months ended March 31, 2014. The decrease in cash provided by financing activities was due to decreases net change in our line of credit.

Going Concern

Our consolidated financial statements for the three month period ended March 31, 2015 have been prepared on a going concern basis and contain an additional explanatory paragraph which identifies issues that raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The continuation of our company as a going concern is dependent upon the continued financial support from its shareholders and note holders, the ability of our company to obtain necessary equity financing to continue operations, and ultimately the attainment of profitable operations. As at March 31, 2015, our company has not generated any revenues, has a working capital deficit of $321,099, and has an accumulated deficit of $295,398 since inception. These factors raise substantial doubt regarding our company’s ability to continue as a going concern. These condensed consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should our company be unable to continue as a going concern.

Critical Accounting Policies

The unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the Securities and Exchange Commission (“SEC”) instructions for companies filing Form 10-Q. In the opinion of management, the unaudited interim consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of March 31, 2015, and the results of operations and cash flows for the period then ended. The financial data and other information disclosed in the notes to the interim consolidated financial statements related to this period are unaudited. The results for the three-month period ended March 31, 2015 are not necessarily indicative of the results to be expected for any subsequent quarter or the entire year ending December 31, 2015. The unaudited interim consolidated financial statements have been condensed pursuant to the Securities and Exchange Commission's rules and regulations and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these unaudited interim consolidated financial statements should be read in conjunction with the Company’s annual audited consolidated financial statements and notes thereto for the year ended December 31, 2014, included in the Company’s Form 10-K filed on March 30, 2015 with the SEC.

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

AFC BUILDING TECHNOLOGIES INC.
(Registrant)

Dated: December 7, 2016	By:	/s/ Cindy Lee Kelly
Cindy Lee Kelly
President, Chief Executive Officer, Chief
Financial
Officer, Secretary, Treasurer and Director
(Principal Executive Officer, Principal
Financial
Officer and Principal Accounting Officer)