Form 10-Q
period 2015-06-30
AFC BUILDING TECHNOLOGIES INC.
filed 2016-12-27
CIK 1533030

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF [X] 1934

For the quarterly period ended June 30, 2015

or

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
34,760,008 common shares issued and outstanding as of December 14, 2016.

PART I – FINANCIAL INFORMATION

Item 1.                Financial Statements

Our unaudited consolidated interim financial statements for the three and six month periods ended June 30, 2015 and 2014 form part of this quarterly report. Unless otherwise specified our financial statements are expressed in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles with the instructions to Form 10-Q and Article 8 of Regulation S-X.

Operating results for the six month period ended June 30, 2015 are not necessarily indicative of the results that can be expected for the year ending December 31, 2015.

AFC Building Technologies Inc.
Balance Sheets

	June 30,	December 31,
	2015	2014
	(Unaudited)

ASSETS

Current Assets

Cash	$246	$45,272
Current assets of discontinued operations (Note 3)	–	473,154
Total Current Assets	246	518,426

Long-term assets of discontinued operations (Note 3)	–	151

Total Assets	$246	$518,577

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accounts payable	$53,188	$54,719
Due to related party (Note 2)	309,558	329,944
Current liabilities of discontinued operations (Note 3)	–	396,173

Total Liabilities	362,746	780,836

Commitments and Contingencies (Note 1)

Stockholders’ Deficit

Preferred stock, $0.001 par value, 50,000,000 shares authorized, no shares issued and outstanding	–	–

Common stock, $0.001 par value, 200,000,000 shares authorized, 34,760,008 shares issued and outstanding, respectively	34,760	34,760

Additional paid in discount	(164,687)	(128,755)

Accumulated deficit	(297,641)	(218,661)

Accumulated other comprehensive income	65,068	50,397

Total Stockholders’ Deficit	(362,500)	(262,259)

Total Liabilities and Stockholders’ Deficit	$246	$518,577

AFC Building Technologies Inc.
Statements of Operations and Comprehensive Income (Loss)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014

Revenue	$–	$–	$–	$–

Cost of Sales	–	–	–	–

Gross Profit	–	–	–	–

Expenses

Bank charges and interest	42	40	84	102
Selling, marketing and administrative	873	1,283	3,555	9,191

Total Operating Expenses	915	1,323	3,639	9,293

Loss Before Other Expenses	(915)	(1,323)	(3,639)	(9,293)

Other Expenses

Gain (Loss) on foreign exchange	(809)	(2,323)	2,975	110

Income (Loss) before taxes	(1,724)	(3,646)	(664)	(9,183)

Income taxes	–	–	–	–

Net Loss from continuing operations	(1,724)	(3,646)	(664)	(9,183)

Discontinued Operations
Income (Loss) from discontinued operations	(519)	20,934	(78,316)	2,578
Net Income (Loss)	(2,243)	17,288	(78,980)	(6,605)
Foreign currency translation adjustments	(3,226)	(11,452)	14,671	(6,661)

Comprehensive Income (Loss)	$(5,469)	$5,836	$(64,309)	$(13,266)

Income (Loss) per common share:
Income (Loss) From Continuing
Operations – Basic and Diluted	$0.00	$(0.00)	$(0.00)	$(0.00)
Income (Loss) From Discontinued
Operations – Basic and Diluted	$(0.00)	$0.00	$(0.00)	$(0.00)

Weighted Average Shares Outstanding	34,760,008	34,760,008	34,760,008	34,760,008

AFC Building Technologies Inc.
Statements of Cash Flows

	Six Months Ended
	June 30,
	2015	2014
Operating Activities
Net Loss	$(78,980)	$(6,605)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation expense	142	452
Changes in operating assets and liabilities:
Prepaid expenses	2,915	–
Inventories	236	(15,166)
Accounts receivable	(62,693)	29,385
Due to related parties	12,474	(28,373)
Accounts payable and accrued liabilities	(23,670)	(55,443)
Net Cash Used in Operating Activities	(149,576)	(75,750)
Financing Activities
Bank overdraft	31,616	24,375
Net change in line of credit	76,148	8,494
Net Cash Provided By Financing Activities	107,764	32,869
Effect of Exchange Rate Changes on Cash	(3,214)	(8,399)
Decrease In Cash	(45,026)	(51,280)
Cash - Beginning of Period	45,272	61,949
Cash - End of Period	$246	$10,669

Supplemental Disclosures
Interest paid	$5,542	$6,166
Income taxes paid	$–	$–

AFC Building Technologies Inc.
Statements of Cash Flows

1.	Nature of Operations

AFC Building Technologies Inc. (the “Company”) was incorporated under the laws of the State of Nevada on May 10, 2011. Effective January 10, 2014, the Company changed its name from Auto Tool Technologies Inc. to AFC Building Technologies Inc. The Company was engaged in the sales and distribution of hand tools in Canada.

On June 30, 2015, the Company decided that continuing the operations of its wholly-owned subsidiary, DSL Products Limited (“DSL”) would no longer be economically feasible. All of the shares of DSL held by the Company were returned to DSL for cancellation and as of June 30, 2015 the Company no longer held any interest in DSL. The Company determined the operations of DSL met the criteria of being reported as a discontinued operation. As a result, the Company’s historical financial statements have been revised to present the operating results of the DSL business as a discontinued operation. The results of operations from DSL are presented as “Loss from discontinued operations” in the Statements of Operations. Unless otherwise noted, the discussion in the notes to these Financial Statements relates solely to the Company's continuing operations. The Company is in the process of determining a new line of business.

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders and note holders, the ability of the Company to obtain necessary equity financing to continue operations, and ultimately the attainment of profitable operations. As at June 30, 2015, the Company has not generated any revenues, has a working capital deficit of $362,500, and has an accumulated deficit of $297,641 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These condensed financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Summary of Significant Accounting Policies

Basis of Presentation

The unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the Securities and Exchange Commission (“SEC”) instructions for companies filing Form 10-Q. In the opinion of management, the unaudited interim financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of June 30, 2015, and the results of operations and cash flows for the periods then ended. The financial data and other information disclosed in the notes to the interim financial statements related to this period are unaudited. The results for the three-month and six-month periods ended June 30, 2015 are not necessarily indicative of the results to be expected for any subsequent quarter or the entire year ending December 31, 2015. The unaudited interim financial statements have been condensed and certain information and footnote disclosure normally included in financial statements in accordance with GAAP have been omitted pursuant to the Securities and Exchange Commission's rules and regulations and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these unaudited interim financial statements should be read in conjunction with the Company’s annual audited financial statements and notes thereto for the year ended December 31, 2014, included in the Company’s Form 10-K filed on March 30, 2015 with the SEC.

Discontinued Operations

The results of discontinued operations are presented separately, net of tax, from the results of ongoing operations for all periods presented. The expenses included in the results of discontinued operations are the direct operating expenses incurred by the disposed components that may be reasonably segregated from the costs of the ongoing operations of the Company. The Company disposed of DSL on June 30, 2015.

AFC Building Technologies Inc.
Statements of Cash Flows

2.	Related Party Transactions

a)

At June 30, 2015, the Company owed $300,988 (December 31, 2014 - $322,398) to a company owned by a shareholder of the Company, representing cash advances, net of expense reimbursements and accrued interest. The amount is unsecured and due on demand. At June 30, 2015, the Company owed $8,570 (December 31, 2014 - $7,546) to the President of the Company. These were monies advanced by the shareholder for general working capital purposes, (i.e. accounting and professional fees) as required. The amount is unsecured, non-interest bearing and due on demand.

b)

During the six months ended June 30, 2015, the Company incurred $27,640 (2014 - $32,335) of contractor expenses to the President of the Company. These expenses were incurred as part of the Company’s discontinued operations and have been presented as part of loss from discontinued operations.

3.	Discontinued Operations and Deconsolidation of Subsidiary

On June 30, 2015, the Company discontinued the operations of its wholly-owned subsidiary DSL. DSL sold hand tools in Canada. All of the shares of DSL held by the Company were returned to DSL for cancellation and as of June 30, 2015 the Company no longer held any interest in DSL. The Company recorded the deconsolidation of the subsidiary as an equity transaction, which resulted in a charge of $35,932 to additional paid in capital. The Company has recognized the separation of DSL in accordance with Accounting Standards Codification (ASC) 205-20, Discontinued Operations. As such, the historical results of DSL have been classified as discontinued operations.

The Company’s historical financial statements have been revised to present the operating results of the DSL business as a discontinued operation. Assets and liabilities related to the discontinued operations of DSL are as follows:

December 31,
2014

Accounts receivable	$91,173
Inventory	52,049
Prepaid expenses	7,534
Due from related party	322,398
Total Current Assets	473,154
Property and equipment, net of accumulated depreciation of $20,068	151
Total Assets	$473,305
Current Liabilities
Checks written in excess of funds on deposit	$1,215
Accounts payable	202,693
Accrued liabilities	2,810
Due to related party	50,977
Line of credit	138,478
Total Liabilities	$396,173

AFC Building Technologies Inc.
Statements of Cash Flows

Summarized results of the discontinued operation are as follows for the three and six months ended June 30, 2015 and 2014:

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
	2015	2014	2015	2014

Revenue	$220,140	$241,529	$359,017	$435,863
Cost of Sales	158,991	159,388	265,888	296,504
Gross Profit	61,149	82,141	93,129	139,359

Expenses
Bank charges and interest	3,837	4,390	6,811	7,858
Selling, marketing and administrative	62,170	57,978	136,290	123,478
Total Expenses	66,007	62,368	143,101	131,336
Other Expenses
Gain (Loss) on foreign exchange	(4,339)	(1,161)	(28,344)	(5,445)
Net Income (Loss) from Discontinued Operations	$(519)	$20,934	$(78,316)	$2,578

Cash flows from discontinued operations:

	Six Months	Six Months
	Ended	Ended
	June 30,	June 30,
	2015	2014
Operating cash flows	$(149,490)	$(75,647)
Investing cash flows	–	–
Financing cash flows	107,765	32,869
Net cash flows provided by discontinued operations	$(41,725)	$(42,778)

4.	Licensing Agreement

On June 30, 2015, the Company entered into a license agreement with a shareholder of the Company. Pursuant to the agreement, the Company received an exclusive worldwide license in regards to 15 domain names related to the automotive e-commerce business for a period of 40 years. In consideration for the granting of the license, we will pay to the licensor a royalty of 2.5% of gross sales for any revenue derived from the use of the licensed domains.

5.	Subsequent Events

Management has evaluated subsequent events pursuant to ASC Topic 855, and has determined there are no subsequent events to disclose other than the following:

During December 2015, a company controlled by a shareholder agreed to forgive $350,305 of amounts owed by the Company. As the debt forgiven was owed to a related party, the Company recognized the amount forgiven as an equity transaction recorded in additional paid in capital.

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

As used in this quarterly report and unless otherwise indicated, the terms “we”, “us”, “our” and “our company” mean AFC Building Technologies Inc., a company incorporated under the laws of the state of Nevada, and our formerly wholly-owned subsidiary, DSL Products Limited, a company incorporated under the laws of the Province of Ontario, Canada, unless otherwise indicated.

General Overview

We were incorporated under the laws of the state of Nevada on May 10, 2011. Our fiscal year end is December 31. Our business offices are currently located at 101 Mary Street West, Whitby, Ontario, Canada, L1N 2R4. The address of agent for service in Nevada and registered corporate office is c/o National Registered Agents, Inc. of Nevada, 100 East William Street, Suite 204, Carson City, NV, 89701. Our telephone number is (905) 430-6433.

Our Current Business

On June 30, 2015, we decided that continuing the operations of its wholly-owned subsidiary, DSL Products Limited (“DSL”) would no longer be economically feasible. All of the shares of DSL held by us were returned to DSL for cancellation and as of June 30, 2015 we no longer held any interest in DSL. Concurrently with the discontinuation of the DSL operations, we entered into a license agreement for an exclusive worldwide license in regards to 15 domain names related to the automotive e-commerce business. In consideration for the granting of the license, we will pay to the licensor a royalty of 2.5% of gross sales for any revenue derived from the use of the licensed domains. Consistent with our historical operations in this area, we intend to continue to pursue automotive e-commerce opportunities.

Cash Requirements

Based on our planned expenditures, we will require approximately $30,000 over the next 12 months. In order to provide funds, we plan to pursue additional equity financing from private investors or possibly a registered public offering. We do not currently have any definitive arrangements in place for the completion of any further private placement financings and there is no assurance that we will be successful in completing any further private placement financings. If we are unable to achieve the necessary additional financing, then we plan to reduce the amounts that we spend on our business activities and administrative expenses in order to be within the amount of capital resources that are available to us.

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

Results of Continuing Operations

The following summary of our results of operations should be read in conjunction with our financial statements for the quarter ended June 30, 2015, which are included herein.

Three Months Ended June 30, 2015 and June 30, 2014

Our operating results for the three months ended June 30, 2015 and June 30, 2014 are summarized as follows:

	Three	Three
	Months	Months
	Ended	Ended
	June 30,	June 30,
	2015	2014
Revenue	$-	$-
Cost of sales	$-	$-
Bank charges and interest	$42	$40
Selling, marketing and administrative	$873	$1,283
Loss (gain) on foreign exchange	$(809)	$(2,323)
Net (Loss) from continuing operations	$(1,724)	$(3,646)
Income (Loss) from discontinued operations	$(519)	$20,934
Net Income (Loss)	$(2,243)	$17,288

Our financial statements report a net loss of $2,243 for the three month period ended June 30, 2015 compared to a net profit of $17,288 for the three month period ended June 30, 2014. Our net profit for the three months ended June 30, 2015 has decreased $19,531 primarily as a result of revenue from DSL and DSL was disposed of in this last quarter, all of the revenues and expenses for DSL were reclassified and shown as “Loss from discontinued operations” on the statement of operations.

Net loss from continuing operations for the three months ended June 30, 2015 and 2014 were comparable. The main reason for the slight decrease in net loss from continuing operations for the three months ended June 30, 2015 compared to the three months ended June 30, 2014 was a decrease in loss on foreign exchange.

Six Months Ended June 30, 2015 and June 30, 2014

Our operating results for the six months ended June 30, 2015 and June 30, 2014 are summarized as follows:

	Six	Six
	Months	Months
	Ended	Ended
	June 30,	June 30,
	2015	2014
Revenue	$-	$-
Cost of sales	$-	$-
Bank charges and interest	$84	$102
Selling, marketing and administrative	$3,555	$9,191
Loss (gain) on foreign exchange	$2,975	$110
Net (Loss) from continuing operations	$(664)	$(9,183)
Income (Loss) from discontinued operations	$(78,316)	$2,578
Net Loss	$(78,980)	$(6,605)

Our financial statements report a net loss of $78,980 for the six month period ended June 30, 2015 compared to a net loss of $6,605 for the six-month period ended June 30, 2014. Our net loss for the six months ended June 30, 2015 has increased $72,375 primarily as a result of revenue from DSL and DSL was disposed of in this last quarter, all of the revenues and expenses for DSL were reclassified and shown as “Loss from discontinued operations” on the statement of operations.

Net loss from continuing operations for the six months ended June 30, 2015 decreased to $664 from $9,183 during the six months ended June 30, 2014. The main reason for the decrease in net loss from continuing operations for the six months ended June 30, 2015 compared to the six months ended June 30, 2014 was a decrease in selling, marketing and general and administrative expenses.

Liquidity and Financial Condition

Working Capital

	At	At
	June	December
	30,	31,
	2015	2014
Current assets	$246	$518,426
Current liabilities	$362,746	$780,836
Working capital (deficit)	$(362,500)	$(262,410)

Our total current assets as of June 30, 2015 were $246 as compared to total current assets of $518,426 as of December 31, 2014. The decrease of $100,090 in working capital was primarily due DSL being disposed of in this last quarter.

Cash Flows

	Six	Six
	Months	Months
	Ended	Ended
	June 30,	June 30,
	2015	2014
Net cash provided by (used in) operating activities	$(149,576)	$(75,750)
Net cash provided by (used in) investing activities	$-	$-
Net cash provided by financing activities	$107,764	$32,869
Net increase (decrease) in cash during period	$(45,026)	$(51,280)

Operating Activities

Net cash used in operating activities was $149,576 in the six months ended June 30, 2015 compared with net cash used in operating activities of $75,750 in the six months ended June 30, 2014. This increase was the result of an increase in net loss.

Financing Activities

Net cash provided by financing activities was $107,764 in the six months ended June 30, 2015 compared to $32,869 provided by financing activities in the six months ended June 30, 2014. This increase was the result of an increase in funds from the Company’s line of credit.

Going Concern

Our consolidated financial statements for the six month period ended June 30, 2015 have been prepared on a going concern basis and contain an additional explanatory paragraph which identifies issues that raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The continuation of our company as a going concern is dependent upon the continued financial support from its shareholders and note holders, the ability of our company to obtain necessary equity financing to continue operations, and ultimately the attainment of profitable operations. As at June 30, 2015, our company has not generated any revenues, has a working capital deficit of $362,500, and has an accumulated deficit of $297,641 since inception. These factors raise substantial doubt regarding our company’s ability to continue as a going concern. These condensed consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should our company be unable to continue as a going concern.

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

AFC BUILDING TECHNOLOGIES INC.
(Registrant)

Dated: December 27, 2016	By:	/s/ Cindy Lee Kelly
Cindy Lee Kelly
President, Chief Executive Officer, Chief Financial
Officer, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial
Officer and Principal Accounting Officer)