Form 10-Q
period 2015-09-30
AFC BUILDING TECHNOLOGIES INC.
filed 2017-01-06
CIK 1533030

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

or

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
34,760,008 common shares issued and outstanding as of January 5, 2017.

PART I – FINANCIAL INFORMATION

Item 1.             Financial Statements

Our unaudited consolidated interim financial statements for the three and nine month periods ended September 30, 2015 and 2014 form part of this quarterly report. Unless otherwise specified our financial statements are expressed in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles with the instructions to Form 10-Q and Article 8 of Regulation S-X.

Operating results for the nine month period ended September 30, 2015 are not necessarily indicative of the results that can be expected for the year ending December 31, 2015.

AFC Building Technologies Inc.
Balance Sheets

	September 30,	December 31,
	2015	2014
	(Unaudited)

ASSETS

Current Assets

Cash	$204	$45,272
Current assets of discontinued operations (Note 3)	–	473,154

Total Current Assets	204	518,426

Long-term assets of discontinued operations (Note 3)	–	151

Total Assets	$204	$518,577

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accounts payable	$49,779	$54,719
Due to related party (Note 2)	309,009	329,944
Current liabilities of discontinued operations (Note 3)	–	396,173

Total Liabilities	358,788	780,836

Commitments and Contingencies (Note 1)

Stockholders’ Deficit

Preferred stock, $0.001 par value, 50,000,000 shares authorized, no shares issued and outstanding	–	–

Common stock, $0.001 par value, 200,000,000 shares authorized, 34,760,008 shares issued and outstanding, respectively	34,760	34,760

Additional paid in discount	(164,687)	(128,755)

Accumulated deficit	(293,725)	(218,661)

Accumulated other comprehensive income	65,068	50,397

Total Stockholders’ Deficit	(358,584)	(262,259)

Total Liabilities and Stockholders’ Deficit	$204	$518,577

AFC Building Technologies Inc.
Statements of Operations and Comprehensive Income (Loss)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014

Revenue	$–	$–	$–	$–

Cost of Sales	–	–	–	–
Gross Profit	–	–	–	–

Expenses
Bank charges and interest	42	41	126	143
Selling, marketing and administrative	–	19,633	3,555	28,824

Total Operating Expenses	42	19,674	3,681	28,967

Loss Before Other Expenses	(42)	(19,674)	(3,681)	(28,967)

Other Expenses

Gain (Loss) on foreign exchange	3,958	3,210	6,933	3,320

Income (Loss) before taxes	3,916	(16,464)	3,252	(25,647)

Income taxes	–	–	–	–

Net Income (Loss) from continuing operations	3,916	(16,464)	3,252	(25,647)

Discontinued Operations
Loss from discontinued operations	–	(16,960)	(78,316)	(14,382)

Net Income (Loss)	3,916	(33,424)	(75,064)	(40,029)

Foreign currency translation adjustments	–	15,764	14,671	9,103

Comprehensive Income (Loss)	$3,916	$(17,660)	$(60,393)	$(30,926)

Income (Loss) per common share:
Income (Loss) From Continuing Operations – Basic and Diluted	$0.00	$(0.00)	$(0.00)	$(0.00)
Income (Loss) From Discontinued Operations – Basic and Diluted	$0.00	$(0.00)	$(0.00)	$(0.00)

Weighted Average Shares Outstanding	34,760,008	34,760,008	34,760,008	34,760,008

AFC Building Technologies Inc
Statements of Cash Flows

	Nine Months Ended
	September 30,
	2015	2014
Operating Activities
Net Loss	$(75,064)	$(40,029)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation expense	142	675
Changes in operating assets and liabilities:
Prepaid expenses	2,915	–
Inventories	236	3,580
Accounts receivable	(62,693)	6,542
Due to related parties	11,925	(28,660)
Accounts payable and accrued liabilities	(27,079)	(140,284)
Net Cash Used in Operating Activities	(149,618)	(198,176)
Financing Activities
Bank overdraft	31,616	39,570
Net change in line of credit	76,148	99,197
Net Cash Provided By Financing Activities	107,764	138,767
Effect of Exchange Rate Changes on Cash	(3,214)	(2,170)
Decrease In Cash	(45,068)	(61,579)
Cash - Beginning of Period	45,272	61,949
Cash - End of Period	$204	$370

Supplemental Disclosures
Interest paid	$5,542	$9,004
Income taxes paid	$–	$–

AFC Building Technologies Inc.
Statements of Cash Flows

1.	Nature of Operations

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

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders and note holders, the ability of the Company to obtain necessary equity financing to continue operations, and ultimately the attainment of profitable operations. As at September 30, 2015, the Company has not generated any revenues, has a working capital deficit of $358,584, and has an accumulated deficit of $293,725 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These condensed financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Summary of Significant Accounting Policies

Basis of Presentation

The unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the Securities and Exchange Commission (“SEC”) instructions for companies filing Form 10-Q. In the opinion of management, the unaudited interim financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of September 30, 2015, and the results of operations and cash flows for the periods then ended. The financial data and other information disclosed in the notes to the interim financial statements related to this period are unaudited. The results for the three-month and nine-month periods ended September 30, 2015 are not necessarily indicative of the results to be expected for any subsequent quarter or the entire year ending December 31, 2015. The unaudited interim financial statements have been condensed and certain information and footnote disclosure normally included in financial statements in accordance with GAAP have been omitted pursuant to the Securities and Exchange Commission's rules and regulations and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these unaudited interim financial statements should be read in conjunction with the Company’s annual audited financial statements and notes thereto for the year ended December 31, 2014, included in the Company’s Form 10-K filed on March 30, 2015 with the SEC.

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

a)

At September 30, 2015, the Company owed $300,988 (December 31, 2014 - $322,398) to a company owned by a shareholder of the Company, representing cash advances, net of expense reimbursements and accrued interest. The amount is unsecured and due on demand. At September 30, 2015, the Company owed $8,021 (December 31, 2014 - $7,546) to the President of the Company. These were monies advanced by the shareholder for general working capital purposes, (i.e. accounting and professional fees) as required. The amount is unsecured, non-interest bearing and due on demand.

b)

During the nine months ended September 30, 2015, the Company incurred $27,640 (2014 - $47,815) of contractor expenses to the President of the Company. These expenses were incurred as part of the Company’s discontinued operations and have been presented as part of loss from discontinued operations.

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

The Company’s historical financial statements have been revised to present the operating results of the DSL business as a discontinued operation. Assets and liabilities related to the discontinued operations of DSL are as follows:

December 31,
2014

Accounts receivable	$91,173
Inventory	52,049
Prepaid expenses	7,534
Due from related party	322,398
Total Current Assets	473,154
Property and equipment, net of accumulated depreciation of $20,068	151
Total Assets	$473,305
Current Liabilities
Checks written in excess of funds on deposit	$1,215
Accounts payable	202,693
Accrued liabilities	2,810
Due to related party	50,977
Line of credit	138,478
Total Liabilities	$396,173

AFC Building Technologies Inc.
Statements of Cash Flows

Summarized results of the discontinued operation are as follows for the three and nine months ended September 30, 2015 and 2014:

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2015	2014	2015	2014

Revenue	$–	$203,091	$359,017	$638,954
Cost of Sales	–	137,151	265,888	433,655
Gross Profit	–	65,940	93,129	205,299

Expenses
Bank charges and interest	–	3,586	6,811	11,444
Selling, marketing and administrative	–	63,344	136,290	186,822
Total Expenses	–	66,930	143,101	198,266
Other Expenses
Gain (Loss) on foreign exchange	–	(15,970)	(28,344)	(21,415)
Net Income (Loss) from Discontinued Operations	$–	$(16,960)	$(78,316)	$(14,382)

Cash flows from discontinued operations:

	Nine Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2015	2014
Operating cash flows	$(149,490)	$(198,033)
Investing cash flows	–	–
Financing cash flows	107,765	138,767
Net cash flows provided by discontinued operations	$(41,725)	$(59,266)

4.	Licensing Agreement

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

Results of Continuing Operations

The following summary of our results of operations should be read in conjunction with our financial statements for the quarter ended September 30, 2015, which are included herein.

Three Months Ended September 30, 2015 and September 30, 2014

Our operating results for the three months ended September 30, 2015 and September 30, 2014 are summarized as follows:

	Three	Three
	Months	Months
	Ended	Ended
	September 30,	September 30,
	2015	2014
Revenue	$-	$-
Cost of sales	$-	$-
Bank charges and interest	$42	$41
Selling, marketing and administrative	$-	$19,633
Loss (gain) on foreign exchange	$(42)	$(19,674)
Net Income (Loss) from continuing operations	$3,916	$(16,464)
Income (Loss) from discontinued operations	$-	$(16,960)
Net Income (Loss)	$3,916	$(33,424)

Our financial statements report a net loss of $3,916 for the three month period ended September 30, 2015 compared to a net loss of $33,424 for the three month period ended September 30, 2014. Our net loss for the three months ended September 30, 2015 decreased $29,508 primarily as a result of DSL being disposed of as of June 30, 2016, all of the revenues and expenses for DSL were reclassified and shown as “Loss from discontinued operations” on the statement of operations.

Net Income from continuing operations for the three months ended September 30, 2015 was $3,916 compared to a net loss of $16,464 during the three months ended September 30, 2014. The main reason for the decrease in net loss from continuing operations for the three months ended September 30, 2015 compared to the three months ended September 30, 2014 was a decrease in selling, marketing and general and administrative expenses.

Nine Months Ended September 30, 2015 and September 30, 2014

Our operating results for the nine months ended September 30, 2015 and September 30, 2014 are summarized as follows:

	Nine	Nine
	Months	Months
	Ended	Ended
	September 30,	September 30,
	2015	2014
Revenue	$-	$-
Cost of sales	$-	$-
Bank charges and interest	$126	$143
Selling, marketing and administrative	$3,555	$28
Loss (gain) on foreign exchange	$6,933	$3,320
Net Income (Loss) from continuing operations	$3,252	$(25,647)
Income (Loss) from discontinued operations	$(78,316)	$(14,382)
Net Loss	$(75,064)	$(40,029)

Our financial statements report a net loss of $75,064 for the nine month period ended September 30, 2015 compared to a net loss of $40,029 for the nine-month period ended September 30, 2014. Our net loss for the nine months ended September 30, 2015 has increased $35,035 primarily as a result of DSL being disposed of as of June 30, 2016, all of the revenues and expenses for DSL were reclassified and shown as “Loss from discontinued operations” on the statement of operations.

Net Income from continuing operations for the nine months ended September 30, 2015 was $3,252 compared to a net loss of $25,647 during the nine months ended September 30, 2014. The main reason for the decrease in net loss from continuing operations for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014 was a decrease in selling, marketing and general and administrative expenses.

Liquidity and Financial Condition

Working Capital

	At	At
	September	December
	30,	31,
	2015	2014
Current assets	$204	$518,426
Current liabilities	$358,788	$780,836
Working capital (deficit)	$(358,584)	$(262,410)

Our total current assets as of September 30, 2015 were $204 as compared to total current assets of $518,426 as of December 31, 2014. The decrease of $96,174 in working capital was primarily due DSL being disposed of in this last quarter.

Cash Flows

	Nine	Nine
	Months	Months
	Ended	Ended
	September 30,	September 30,
	2015	2014
Net cash provided by (used in) operating activities	$(149,618)	$(198,176)
Net cash provided by (used in) investing activities	$-	$-
Net cash provided by financing activities	$107,764	$138,767
Net increase (decrease) in cash during period	$(45,068)	$(61,579)

Operating Activities

Net cash used in operating activities was $149,618 in the nine months ended September 30, 2015 compared with net cash used in operating activities of $198,176 in the nine months ended September 30, 2014. This decrease was the result of a decrease in net loss.

Financing Activities

Net cash provided by financing activities was $107,764 in the nine months ended September 30, 2015 compared to $138,767 provided by financing activities in the nine months ended September 30, 2014. This decrease was the result of a decrease in funds from the Company’s line of credit.

Going Concern

Our consolidated financial statements for the nine month period ended September 30, 2015 have been prepared on a going concern basis and contain an additional explanatory paragraph which identifies issues that raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The continuation of our company as a going concern is dependent upon the continued financial support from its shareholders and note holders, the ability of our company to obtain necessary equity financing to continue operations, and ultimately the attainment of profitable operations. As at September 30, 2015, our company has not generated any revenues, has a working capital deficit of $358,584, and has an accumulated deficit of $293,725 since inception. These factors raise substantial doubt regarding our company’s ability to continue as a going concern. These condensed consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should our company be unable to continue as a going concern.

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

AFC BUILDING TECHNOLOGIES INC.
(Registrant)

Dated: January 5, 2017	By:	/s/ Cindy Lee Kelly
Cindy Lee Kelly
President, Chief Executive Officer, Chief Financial
Officer, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial
Officer and Principal Accounting Officer)