Form 10-Q/A
period 2015-09-30
AFC BUILDING TECHNOLOGIES INC.
filed 2017-01-12
CIK 1533030

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q /A

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
34,760,008 common shares issued and outstanding as of January 6, 2017.

EXPLANATORY NOTE

AFC Building Technologies Inc. is filing this Amendment No. 1 on Form 10-Q/A (the “Amendment”) to our Quarterly Report on Form 10-Q for the period ended September 30, 2016 (the “Form 10-Q”), filed with the Securities and Exchange Commission on January 6, 2017 (the “Original Filing Date”) to correct certain incidental errors contained in Item 2. (Management’s Discussion and Analysis of Financial Condition and Results of Operations), and in the accompanying financial statements included in the Form 10-Q.

This Amendment speaks as of the Original Filing Date, does not reflect events that may have occurred subsequent to the Original Filing Date, and does not modify or update in any way any other disclosures made in the Form 10-Q.

Pursuant to Rule 406T of Regulation S-T, the interactive data files attached as Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

PART I – FINANCIAL INFORMATION

Item 1.             Financial Statements

Our unaudited condensed consolidated financial statements for the three and nine month periods ended September 30, 2015 and 2014 form part of this quarterly report. Unless otherwise specified our financial statements are expressed in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles with the instructions to Form 10-Q and Article 8 of Regulation S-X.

Operating results for the nine month period ended September 30, 2015 are not necessarily indicative of the results that can be expected for the year ending December 31, 2015.

AFC Building Technologies Inc.
Condensed Consolidated Balance Sheets

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
Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

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

AFC Building Technologies Inc
Unaudited Condensed Consolidated Statements of Cash Flows

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
Notes to the Unaudited Condensed Consolidated Financial Statements
September 30, 2015 and 2014

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

Summary of Significant Accounting Policies

Basis of Presentation

The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the Securities and Exchange Commission (“SEC”) instructions for companies filing Form 10-Q. In the opinion of management, the unaudited condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of September 30, 2015, and the results of operations and cash flows for the periods then ended. The financial data and other information disclosed in the notes to the interim financial statements related to this period are unaudited. The results for the three-month and nine-month periods ended September 30, 2015 are not necessarily indicative of the results to be expected for any subsequent quarter or the entire year ending December 31, 2015. The unaudited interim financial statements have been condensed and certain information and footnote disclosure normally included in financial statements in accordance with GAAP have been omitted pursuant to the Securities and Exchange Commission's rules and regulations and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these unaudited interim financial statements should be read in conjunction with the Company’s annual audited financial statements and notes thereto for the year ended December 31, 2014, included in the Company’s Form 10-K filed on March 30, 2015 with the SEC.

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

AFC Building Technologies Inc.
Notes to the Unaudited Condensed Consolidated Financial Statements
September 30, 2015 and 2014

2.	Related Party Transactions

a)

At September 30, 2015, the Company owed $300,988 (December 31, 2014 - $322,398) to a company owned by a shareholder of the Company, representing cash advances, net of expense reimbursements and accrued interest. The amount is unsecured and due on demand. Subsequent to September 30, 2015, this amount owed was forgiven by a company owned by a shareholder of the Company. Refer to Note 5.

	b)	At September 30, 2015, the Company owed $8,021 (December 31, 2014 - $7,546) to the President of the Company. These were monies advanced by the shareholder for general working capital purposes, (i.e. accounting and professional fees) as required. The amount is unsecured, non-interest bearing and due on demand.

c)

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

AFC Building Technologies Inc.
Notes to the Unaudited Condensed Consolidated Financial Statements
September 30, 2015 and 2014

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

Three Months Ended September 30, 2015 and September 30, 2014

Our operating results for the three months ended September 30, 2015 and September 30, 2014 are summarized as follows:

	Three	Three
	Months	Months
	Ended	Ended
	September 30,	September 30,
	2015	2014
Revenue	$-	$-
Cost of sales	$-	$-
Bank charges and interest	$(42)	$(41)
Selling, marketing and administrative	$-	$(19,633)
Loss (gain) on foreign exchange	$3,958	$3,210
Net Income (Loss) from continuing operations	$3,916	$(16,464)
Income (Loss) from discontinued operations	$-	$(16,960)
Net Income (Loss)	$3,916	$(33,424)

Our financial statements report a net income of $3,916 for the three month period ended September 30, 2015 compared to a net loss of $33,424 for the three month period ended September 30, 2014. The reduction in loss was primarily as a result of DSL being disposed of as of June 30, 2015, all of the revenues and expenses for DSL were reclassified and shown as “Loss from discontinued operations” on the statement of operations.

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

Nine Months Ended September 30, 2015 and September 30, 2014

Our operating results for the nine months ended September 30, 2015 and September 30, 2014 are summarized as follows:

	Nine	Nine
	Months	Months
	Ended	Ended
	September 30,	September 30,
	2015	2014
Revenue	$-	$-
Cost of sales	$-	$-
Bank charges and interest	$(126)	$(143)
Selling, marketing and administrative	$(3,555)	$(28,824)
Loss (gain) on foreign exchange	$6,933	$3,320
Net Income (Loss) from continuing operations	$3,252	$(25,647)
Income (Loss) from discontinued operations	$(78,316)	$(14,382)
Net Loss	$(75,064)	$(40,029)

Our financial statements report a net loss of $75,064 for the nine month period ended September 30, 2015 compared to a net loss of $40,029 for the nine-month period ended September 30, 2014. Our net loss for the nine months ended September 30, 2015 has increased $35,035 primarily as a result of DSL being disposed of as of June 30, 2015, all of the revenues and expenses for DSL were reclassified and shown as “Loss from discontinued operations” on the statement of operations.

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

AFC BUILDING TECHNOLOGIES INC.
(Registrant)

Dated: January 11, 2017	By:	/s/ Cindy Lee Kelly
Cindy Lee Kelly
President, Chief Executive Officer, Chief Financial
Officer, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial
Officer and Principal Accounting Officer)