Form 10-K
period 2015-12-31
AFC BUILDING TECHNOLOGIES INC.
filed 2017-04-20
CIK 1533030

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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
Yes [   ]       No [X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-K (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes [X]       No [   ]

Yes No Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [   ]       No [X]

The aggregate market value of Common Stock held by non-affiliates of the Registrant on June 30, 2015 was $Ø based on no bid or asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.
34,760,008 common shares as of April 19, 2017

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

As used in this current report and unless otherwise indicated, the terms “we”, “us” and “our” mean AFC Building Technologies Inc., a company incorporated under the laws of the state of Nevada, and our former wholly-owned subsidiary, DSL Products Limited, a company incorporated under the laws of the Province of Ontario.

General Overview

We were incorporated under the laws of the state of Nevada on May 10, 2011 under the name Auto Tool Technologies Inc. and have been engaged in the distribution of hand tools throughout Canada. Our fiscal year end is December 31. We had one subsidiary, DSL Products Limited, a company incorporated under the laws of the Province of Ontario, which we acquired via a share exchange on December 30, 2011 in exchange for 240,000,000 shares of our common stock, and which operates our hand tool distribution business. Our business offices are currently located at 101 ½ Mary Street West, Whitby, Ontario, Canada, L1N 2R4. The address of agent for service in Nevada and registered corporate office is c/o National Registered Agents, Inc. of Nevada, 100 East William Street, Suite 204, Carson City, NV, 89701. Our telephone number is (905) 430-6433.

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

Our Current Business

On June 30, 2015, we decided that continuing the operations of our wholly-owned subsidiary, DSL Products Limited (“DSL”) would no longer be economically feasible. All of the shares of DSL held by us were returned to DSL for cancellation and as of June 30, 2015 we no longer held any interest in DSL. Concurrently with the discontinuation of the DSL operations, we entered into a license agreement for an exclusive worldwide license in regards to 15 domain names related to the automotive e-commerce business. In consideration for the granting of the license, we will pay to the licensor a royalty of 2.5% of gross sales for any revenue derived from the use of the licensed domains. Consistent with our historical operations in this area, we intend to continue to pursue automotive e-commerce opportunities.

Prior to our decision to discontinue operations, we imported and marketed hand tools, automotive accessories, lawn and garden products, home products, accessories and attachments for power tools, plumbing products, consumer mechanics tools, cargo control systems and accessories and fasteners. These products were sold to professional end users, distributors, and consumers, and are primarily distributed through retailers (including auto parts stores, home centers, mass merchants, hardware stores, and retail lumber yards).

Hand tools included measuring and leveling tools, hex key sets, hammers, demolition tools, knives and blades, screwdrivers, saws, chisels, clamps and clamping systems and consumer tackers. Automotive accessories included fuses and fuse sets, o-rings sets, specialty tools, tune-up kits, tire repair kits, electrical test kits, jumper cable sets, and mechanic gloves. Home products were comprised of cable ties, scissors, calculators, magnifying glasses, flexible flashlights, paint tools and cleaning brushes. Cargo control systems included ratchet tie-down straps, cambuckle sets, tow ropes, bungee cord sets and cargo nets.

Our products were sold throughout Canada. We contracted the services of a national manufacturer’s agency who call on current and prospective customers. We also sold our products on a wholesale basis via our website at www.toolcachecanada.com, which had on-line ordering capability which is secure and individualized to the respective customer.

Our plan had been to launch www.toolvalley.com as our retail consumer portal. However, we are currently reviewing our business strategy with respect to launching a business to consumer website. Major competitors including eBay and Amazon have recently launched major initiatives to sell auto parts and accessories on-line. We are continuing to monitor these developments. In addition, we are also currently reviewing other potential business ventures, in an effort to capitalize on our logistics and distribution expertise. We have not been able to raise, sufficient capital to launch our e-commerce business, particularly given these developments in the industry.

Competition

We will encounter active competition in all of our businesses from both larger and smaller companies that offer the same or similar products and services or that produce different products appropriate for the same uses via e-commerce. We have a large number of competitors; however, aside from a small number of who market a range of products somewhat comparable to us, the majority of our competitors compete only with respect to one or more individual products or product lines in that segment. Certain large customers offer private label brands (“house brands”) that compete across a wider spectrum of our DIY segment product offerings.

Customers

A significant portion of our products were sold to a wide variety of automotive parts stores and home centers in Canada. A consolidation of retailers both in Canada and abroad has occurred over time. While this consolidation and the domestic and international expansion of these large retailers has provided us with opportunities for growth, the increasing size and importance of individual customers creates a certain degree of exposure to potential sales volume loss.

During the year ended December 31, 2014 we relied on one customer for an aggregate of 30% and 34% of our revenues.

Suppliers

We had acquired our product for resale from established manufacturers and hand tool distributors. Almost all of our products were acquired as finished goods that are immediately ready for sale to our customers.

Intellectual Property

We had been granted a Canadian trademark registration for “Tool Valley.”

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

Distribution Methods

We had warehoused and distributed our products from a third–party logistics provider based in Whitby, Ontario. The logistics provider invoiced us on a monthly basis for these services.

Government Regulation

There are no governmental regulations that are material to our operations.

Research and Development

We have incurred $Ø in research and development expenditures over the last two fiscal years.

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

PART II

Item 5.           Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock has been quoted on the OTC Markets. Our common stock was quoted on the OTC Bulletin Board effective January 14, 2014, is no longer quoted on the OTC but is quoted on the "grey sheets". Our trading symbol is “AFCT”. There have been few trades of our common shares as at the date of this annual report. During year ended December 31, 2015 there had not been any trades of our common shares on the OTC.

OTC Market securities are not listed and traded on the floor of an organized national or regional stock exchange. Instead, OTC Market securities transactions are conducted through a telephone and computer network connecting dealers. OTC Market issuers are traditionally smaller companies that do not meet the financial and other listing requirements of a national or regional stock exchange.

Our common shares are issued in registered form. Island Stock Transfer, Roosevelt Office Center, 15500 Roosevelt Boulevard, Suite301, Clearwater, Florida 33760 (Telephone: 727-289-0010; Facsimile: 727-289-0069) is the registrar and transfer agent for our common shares.

Holders

As of April 19, 2017, there were approximately 9 holders of record of our common stock. As of such date, 34,760,008 common shares were issued and outstanding.

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

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

We did not sell any equity securities which were not registered under the Securities Act during the year ended December 31, 2015 that were not otherwise disclosed in this annual report on Form 10-K, in our quarterly reports on Form 10-Q, or in our current reports on Form 8-K filed during the year ended December 31, 2015.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fourth quarter of our fiscal year ended December 31, 2015.

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

Liquidity and Financial Condition

Working Capital

	At	At
	December 31,	December 31,
	2015	2014
Current assets	$163	$518,426
Current liabilities	$76,324	$780,836
Working capital (deficit)	$(76,161)	$(262,410)

Cash Flows

	Year Ended	Year Ended
	December 31,	December 31,
	2015	2014
Cash flows used in operating activities	$(149,659)	$(22,922)
Cash flows provided by financing activities	$107,764	$11,096
Net (decrease) in cash during year	$(45,109)	$(16,677)

Operating Activities

Net cash used in operating activities was $149,659 for our year ended December 31, 2015 compared with cash used in operating activities of $22,922 in the same period in 2014. The increase of $126,737 used in operating activities is mainly attributable to increases in accounts receivable.

Financing Activities

Net cash provided by financing activities was $107,764 for our year ended December 31, 2015 compared to $11,096 in the same period in 2014. The increase was mainly attributable to an increase in net change of our line of credit.

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

Results of Operations for our Years Ended December 31, 2015 and 2014

The following summary of our results of operations should be read in conjunction with our audited consolidated financial statements for the years ended December 31, 2015 and 2014.

Our operating results for the years ended December 31, 2015 and 2014 are summarized as follows:

	Year Ended	Year Ended	Change Between
	December 31,	December 31,	Year Ended
	2015	2014	December 31,
			2014
			and Year Ended
			December 31,
			2015
Revenue	$-	$-	$-
Cost of sales	$-	$-	$-
Total operating expenses	$22,245	$33,087	$(10,842)
Other (income) expenses	$(6,932)	$(5,645)	$(1,287)
Discontinued Operations	$78,316	$19,795	$58,521
Net loss	$93,629	$47,237	$(46,392)

Revenue

We had no revenues in the years ended December 31, 2015 and 2014, due to the discontinuation of our operations under our subsidiary.

Cost of Sales

Cost of sales have been recorded as $0 due to our discontinued operations.

Operating Expenses

Total operating expenses relating to bank charges, interest, selling, general and administrative expenses decreased for the year ended December 31, 2015 to $22,245 from $33,087 for the year ended December 31, 2014. This was due primarily to reductions in selling and marketing expenses and primarily as a result of our discontinued operations.

In the year ended December 31, 2015, we incurred net losses of $93,629.

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

We have not investigated the availability of commercial loans or other debt financing to supplement or meet our cash requirements. In the uncertain event that any such debt financing alternatives were available to us on acceptable terms, they would increase our liabilities and future cash commitments

Going Concern

Our consolidated audited financial statements for the year ended December 31, 2015 have been prepared on a going concern basis and contain an additional explanatory paragraph which identifies issues that raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The continuation of our company as a going concern is dependent upon the continued financial support from its shareholders and note holders, the ability of our company to obtain necessary equity financing to continue operations, and ultimately the attainment of profitable operations. As at December 31, 2015, our company has not generated any revenues, has a working capital deficit of $76,161, and has an accumulated deficit of $312,290 since inception. These factors raise substantial doubt regarding our company’s ability to continue as a going concern. These condensed consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should our company be unable to continue as a going concern.

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

Basis of Presentation and Principles of Consolidation

The consolidated financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in US dollars. The consolidated financial statements include the accounts of our company and our previously wholly-owned subsidiary, DSL Products Limited through June 30, 2015. All intercompany accounts and transactions have been eliminated. Our company’s fiscal year-end is December 31.

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

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are stated at the amount billed to customers and are ordinarily due upon receipt. Our company provides an allowance for doubtful accounts, which is based upon a review of outstanding receivables, historical collection information and existing economic conditions. Provisions for doubtful accounts are recorded when it is deemed probable that the customer will not make the required payments at either the contractual due dates or in the future. At December 31, 2015 and 2014, there were no provisions for doubtful accounts necessary.

Inventory

Inventories are stated at the lower of cost or market. Cost is determined on a standard cost basis that approximates the first-in, first-out (FIFO) method. Market is determined based on net realizable value. Appropriate consideration is given to obsolescence, excessive levels, deterioration, and other factors in evaluating net realizable value. At December 31, 2015 the company recorded no inventory. At December 31, 2014 the company had $52,049 in inventory consisting of tools and tool displays. At December 31, 2014, we had recorded an inventory reserve of $10,476.

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

Comprehensive Income (Loss)

ASC 220, Comprehensive Income establishes standards for the reporting and display of comprehensive income (loss) and its components in the consolidated financial statements. During the years ended December 31, 2015 and 2014, our company’s only component of comprehensive income was foreign currency translation adjustment.

Basic and Diluted Net Loss Per Share

Our company computes net loss per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (EPS) on the face of the statement of operations. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all potentially dilutive shares if their effect is anti-dilutive. Our company did not have any dilutive potential shares outstanding at December 31, 2015 or 2014.

Discontinued Operations

The results of discontinued operations are presented separately, net of tax, from the results of ongoing operations for all periods presented. The expenses included in the results of discontinued operations are the direct operating expenses incurred by the disposed components that may be reasonably segregated from the costs of the ongoing operations of the Company. Assets and liabilities related to discontinued operations are disclosed in Note 6.

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

December 31, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
AFC Building Technologies, Inc. and Subsidiary

We have audited the accompanying balance sheets of AFC Building Technologies, Inc. and Subsidiary as of December 31, 2015 and 2014, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity (deficit), and cash flows for each of the years then ended. AFC Building Technologies, Inc. and Subsidiary’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AFC Building Technologies, Inc. and Subsidiary as of December 31, 2015 and 2014, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared on the going concern basis. As discussed in Note 7 to the financial statements, there is substantial doubt about the Company’s ability to continue as a going concern, which is dependent upon the continued financial support from its shareholders and note holders. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our opinion is not modified with respect to that matter.

/s/ Haynie & Company

Haynie & Company
Salt Lake City, Utah
April 20, 2017

AFC Building Technologies Inc.
Consolidated Balance Sheets

	December 31,	December 31,
	2015	2014

ASSETS

Current Assets

Cash	$163	$45,272
Current assets of discontinued operations (Note 6)	–	473,154

Total Current Assets	163	518,426

Long-term assets of discontinued operations (Note 6)	–	151

Total Assets	$163	$518,577

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accounts payable	$68,303	$54,719
Due to related party (Note 5)	8,021	329,944
Current liabilities of discontinued operations (Note 6)	–	396,173

Total Liabilities	76,324	780,836

Commitments and Contingencies (Note 1)

Stockholders’ Deficit

Preferred stock, $0.001 par value, 50,000,000 shares authorized, no shares issued and outstanding	–	–

Common stock, $0.001 par value, 200,000,000 shares authorized, 34,760,008 shares issued and outstanding, respectively	34,760	34,760

Additional paid-in capital (discount)	201,369	(128,755)

Accumulated deficit	(312,290)	(218,661)

Accumulated other comprehensive income	–	50,397

Total Stockholders’ Deficit	(76,161)	(262,259)

Total Liabilities and Stockholders’ Deficit	$163	$518,577

AFC Building Technologies Inc.
Consolidated Statements of Operations and Comprehensive Income (Loss)

	Year Ended
	December 31,
	2015	2014

Revenue	$–	$–

Cost of Sales	–	–

Gross Profit	–	–

Expenses

Bank charges and interest	167	183
Selling, general and administrative	22,078	32,904

Total Operating Expenses	22,245	33,087

Loss Before Other Expenses	(22,245)	(33,087)

Other Expenses

Gain on foreign exchange	6,932	5,645

Loss before taxes	(15,313)	(27,442)

Income taxes	–	–

Loss from continuing operations	(15,313)	(27,442)

Discontinued Operations
Loss from discontinued operations	(78,316)	(19,795)

Net Loss	(93,629)	(47,237)

Foreign currency translation adjustments	14,671	16,234

Comprehensive Loss	$(78,958)	$(31,003)

Loss per common share:
Loss From Continuing Operations – Basic and Diluted	$(0.00)	$(0.00)
Loss From Discontinued Operations – Basic and Diluted	$(0.00)	$(0.00)

Weighted Average Shares Outstanding	34,760,008	34,760,008

AFC Building Technologies Inc.
Consolidated Statements of Cash Flows

	Year Ended
	December 31
	2015	2014
Operating Activities
Net Loss	$(93,629)	$(47,237)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation expense	142	892
Changes in operating assets and liabilities:
Prepaid expenses	2,915	(5,151)
Inventories	236	(5,659)
Accounts receivable	(62,693)	43,842
Due to related parties	11,925	52,850
Accounts payable and accrued liabilities	(8,555)	(62,459)
Net Cash Used in Operating Activities	(149,659)	(22,922)
Financing Activities
Bank overdraft	31,616	(9,207)
Net change in line of credit	76,148	20,303
Net Cash Provided By Financing Activities	107,764	11,096
Effect of Exchange Rate Changes on Cash	(3,214)	(4,851)
Decrease In Cash	(45,109)	(16,677)
Cash - Beginning of Period	45,272	61,949
Cash - End of Period	$163	$45,272

Supplemental Disclosures
Interest paid	$5,542	$12,527
Income taxes paid	$–	$–

Supplemental disclosure of non-cash investing and financing activities
Forgiveness of debt by related party	$300,988	$–
Distribution of subsidiary to shareholder	$29,136	$–

AFC Building Technologies Inc.
Consolidated Statements of Stockholders’ Equity (Deficit)
(Expressed in US dollars)

			Additional		Accumulated
			Paid-In	Retained	Other
	Common Stock		(Deficit)	Earnings	Comprehensive
	Shares	Amount	Capital	(Deficit)	Income	Total

Balance, December 31, 2013	34,760,008	$34,760	$(128,755)	$(171,424)	$34,163	$(231,256)

Foreign currency translation adjustments	–	–	–	–	16,234	16,234

Net loss for the year	–	–	–	(47,237)	–	(47,237)

Balance, December 31, 2014	34,760,008	$34,760	$(128,755)	$(218,661)	$50,397	$(262,259)

Foreign currency translation adjustments	–	–	–	–	14,671	14,671

Disposal of subsidiary and forgiveness of debt	–	–	330,124	–	(65,068)	265,056

Net loss for the year	–	–	–	(93,629)	–	(93,629)

Balance, December 31, 2015	34,760,008	$34,760	$201,369	$(312,290)	$–	$(76,161)

AFC Building Technologies Inc.
Notes to the Consolidated Financial Statements
December 31, 2015
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

Going Concern

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders and note holders, the ability of the Company to obtain necessary equity financing to continue operations, and ultimately the attainment of profitable operations. As at December 31, 2015, the Company has not generated any revenues, has a working capital deficit of $59,301, and has an accumulated deficit of $295,430 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These condensed financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

d)	Accounts Receivable and Allowance for Doubtful Accounts

AFC Building Technologies Inc.
Notes to the Consolidated Financial Statements
December 31, 2015
(Expressed in US dollars)

Accounts receivable are stated at the amount billed to customers and are ordinarily due upon receipt. The Company provides an allowance for doubtful accounts, which is based upon a review of outstanding receivables, historical collection information and existing economic conditions. Provisions for doubtful accounts are recorded when it is deemed probable that the customer will not make the required payments at either the contractual due dates or in the future. At December 31, 2015 and 2014, there were no provisions for doubtful accounts necessary.

e)	Inventory

Inventories are stated at the lower of cost or market. Cost is determined on a standard cost basis that approximates the first-in, first-out (FIFO) method. Market is determined based on net realizable value. Appropriate consideration is given to obsolescence, excessive levels, deterioration, and other factors in evaluating net realizable value. At December 31, 2015, the Company had no inventory. At December 31, 2014, the Company had inventory which consisted of tools and tool displays, of $52,049 net. At December 31, 2014, the Company had recorded an inventory reserve of $10,476 and is included in current assets of discontinued operations.

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

The functional currency of the Company is the Canadian dollar and the reporting currency of the Company is the United States dollar. The consolidated financial statements of the Company were translated to United States dollars in accordance with ASC 830, Foreign Currency Translation Matters, using period-end rates of exchange for assets and liabilities, and average rates of exchange for the year for revenues and expenses. The period-end rate of exchange was $0.7225 and the average rate of exchange for the year was $0.7821 Translation gains (losses) are recorded in accumulated other comprehensive income (loss) as a component of stockholders’ equity. Gains and losses arising on foreign currency denominated transactions included in the determination of income. Foreign currency transactions are primarily undertaken in United States dollars.

AFC Building Technologies Inc.
Notes to the Consolidated Financial Statements
December 31, 2015
(Expressed in US dollars)

The Company has not, to the date of these consolidated financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

k)	Comprehensive Income (Loss)

ASC 220, Comprehensive Income establishes standards for the reporting and display of comprehensive income (loss) and its components in the consolidated financial statements. During the years ended December 31, 2015 and 2014, the Company’s only component of comprehensive income was foreign currency translation adjustments.

l)	Basic and Diluted Net Loss Per Share

The Company computes net loss per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (EPS) on the face of the statement of operations. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all potentially dilutive shares if their effect is anti-dilutive. The Company did not have any dilutive potential shares outstanding at December 31, 2015 or 2014.

m)	Income Taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has adopted ASC 740, Income Taxes as of its inception. Pursuant to ASC 740 the Company is required to compute tax asset benefits for net operating losses carried forward. The potential benefits of net operating losses have not been recognized in these consolidated financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years. As of December 31, 2015 and 2014, the Company had no accrued interest or penalties related to uncertain tax positions.

n)	Revenue Recognition

The Company recognizes revenue when persuasive evidence of an arrangement exists, products have been shipped, the sales price is fixed or determinable, and collectability is reasonably assured.

o)	Advertising Costs

The Company expenses the cost of advertising and promotional materials when incurred. Total advertising costs were $5,677 and $7,407 for the years ended December 31, 2015 and 2014, respectively. These expenses were incurred as part of the Company’s discontinued operations and have been presented as part of loss from discontinued operations.

p)	Discontinued Operations

The results of discontinued operations are presented separately, net of tax, from the results of ongoing operations for all periods presented. The expenses included in the results of discontinued operations are the direct operating expenses incurred by the disposed components that may be reasonably segregated from the costs of the ongoing operations of the Company. Assets and liabilities related to discontinued operations are disclosed in Note 6. The Company disposed of DSL on June 30, 2015.

q)	Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements. Additionally, the Company has considered all pronouncements issued but not yet effective and does not believe that there are any other new accounting pronouncements that might have a material impact on its financial position or results of operations.

5	Related Party Transactions

a)

At December 31, 2015, the Company owed $0 (December 31, 2014 - $322,398) to a company owned by a shareholder of the Company, representing cash advances, net of expense reimbursements and accrued interest. During December 2015, a company controlled by a shareholder agreed to forgive $300,988 of amounts owed by the Company. As the debt forgiven was owed to a related party, the Company recognized the amount forgiven as an equity transaction recorded in additional paid-in capital. The amount was unsecured and due on demand.

AFC Building Technologies Inc.
Notes to the Consolidated Financial Statements
December 31, 2015
(Expressed in US dollars)

b)

At December 31, 2015, the Company owed $8,021 (December 31, 2014 - $7,546) to the President of the Company. These were monies advanced by the shareholder for general working capital purposes, (i.e. accounting and professional fees) as required. The amount is unsecured, non-interest bearing and due on demand.

c)

During the year ended December 31, 2015, the Company incurred $27,640 (2014 - $62,819) of contractor expenses to the President of the Company. These expenses were incurred as part of the Company’s discontinued operations and have been presented as part of loss from discontinued operations.

6.	Discontinued Operations and Deconsolidation of Subsidiary

On June 30, 2015, the Company discontinued the operations of its wholly-owned subsidiary DSL. DSL sold hand tools in Canada. All of the shares of DSL held by the Company were returned to DSL for cancellation and as of June 30, 2015 the Company no longer held any interest in DSL. As the subsidiary was distributed to a shareholder, the Company recorded the deconsolidation of the subsidiary as an equity transaction, which resulted in a charge of $65,068 to additional paid in capital. The Company has recognized the separation of DSL in accordance with Accounting Standards Codification (ASC) 205-20, Discontinued Operations. As such, the historical results of DSL have been classified as discontinued operations.

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

AFC Building Technologies Inc.
Notes to the Consolidated Financial Statements
December 31, 2015
(Expressed in US dollars)

Summarized results of the discontinued operation are as follows for the year ended December 31, 2015 and 2014:

	Year	Year
	Ended	Ended
	December 31,	December 31,
	2015	2014
Revenue	$359,017	$844,556
Cost of Sales	265,888	545,631
Gross Profit	93,129	298,925

Expenses
Bank charges and interest	6,811	15,885
Selling, marketing and administrative	136,290	269,801
Total Expenses	143,101	285,686
Other Expenses
Loss on foreign exchange	(28,344)	(33,034)

Loss from Discontinued Operations	$(78,316)	$(19,795)

Cash flows from discontinued operations:

	Year	Year
	Ended	Ended
	December 31,	December 31,
	2015	2014
Operating cash flows	$(149,490)	$(22,739)
Investing cash flows	–	–
Financing cash flows	107,765	11,096
Net cash flows used in discontinued operations	$(41,725)	$(11,643)

7.	Licensing Agreement

On June 30, 2015, the Company entered into a license agreement with a shareholder of the Company. Pursuant to the agreement, the Company received an exclusive worldwide license in regards to 15 domain names related to the automotive e-commerce business for a period of 40 years. In consideration for the granting of the license, the Company will pay to the licensor a royalty of 2.5% of gross sales for any revenue derived from the use of the licensed domains.

8.	Common Stock

The Company effected a 8-1 forward stock split of the issued and outstanding shares of common stock on January 10, 2014. All share and per share information has been retroactively adjusted to reflect the forward stock split.

AFC Building Technologies Inc.
Notes to the Consolidated Financial Statements
December 31, 2015
(Expressed in US dollars)

9.	Income Taxes

The provision for income taxes differs from the amount computed by applying the statutory income tax rate to loss before income taxes as follows at December 31:

	2015	2014
	$	$

Net Loss Before Taxes	(93,629)	(47,237)
Net loss before taxes at effective tax rate	(36,515)	(7,558)
Non-deductible expenses	(2,704)	567
Valuation allowance	39,219	6,991

Provision for income taxes at combined tax rates	–	–

Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax basis. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in the tax laws and rates on the date of enactment. The Company recognizes interest and penalties related to unrecognized tax benefits within income tax expense. At December 31, 2015, the Company had net operating loss carryforwards of approximately $105,600 that may be offset against future taxable income from the year 2015 through 2030. This results in a deferred tax asset of $35,911 as of December 31, 2015. At December 31, 2014, the Company had net operating loss carryforwards of approximately $152,300. This results in a deferred tax asset of $24,369. The Company had deferred tax assets of $1,676 as of December 31, 2014, resulting from the inventory allowance recorded. During the year ended December 31, 2015, the Company disposed of its wholly owned subsidiary which resulted in the disposition of $48,500 of net operating loss carryforwards and the $1,676 deferred asset relating to an inventory allowance. The Company has fully allowed for these assets as of the years then ended. The valuation allowance is estimated to be approximately $35,911 and $26,045 for the years ended December 31, 2015 and 2014, respectively.

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

Item 9A.         Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), our company carried out an evaluation, with the participation of our company’s management, including our president (our principal executive officer, principal financial officer and principal accounting officer), of the effectiveness of our company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this Report. Based upon that evaluation, our president (our principal executive officer, principal financial officer and principal accounting officer) concluded that our company’s disclosure controls and procedures are not effective due to lack of segregation of duties to ensure that information required to be disclosed by our company in the reports that our company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our company’s management, including our president (our principal executive officer, principal financial officer and principal accounting officer), as appropriate, to allow timely decisions regarding required disclosure.

Management's Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting. As such term is defined in Exchange Act Rule 13a-15(f), “internal control over financial reporting” is a process designed by, or under the supervision of, the principal executive and principal financial officers, or persons performing similar functions, and effected by the board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. Internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of assets of our company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of the financial statements in accordance with accounting principles generally accepted in the United States, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and the directors of the company; and (iii) provide reasonable assurance regarding prevention of unauthorized acquisition, use, or disposition of our company’s assets that could have a material effect on the financial statements.

As described above, our management conducted evaluation of the effectiveness of our company’s internal control over financial reporting based on the criteria in Internal Control -- Integrated Framework (2013) issued by COSO. The matters involving internal controls that our management considered to be material weakness under COSO were:

(a)	insufficient written policies and policies and procedure for accounting and financial reporting; and
(b)	adequately segregate duties within the company due to an insufficient number of staff.

Our management believes that the material weakness set forth above did not have an effect on our company’s financial results as reported by the captioned filing. We are committed to improving our financial organization. Management believes that by preparing and implementing sufficient written policies, checklists and recruitment of sufficient full time staff will remedy the above-mentioned material weaknesses that we identified

This report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit our company to provide only management’s report in this Report.

Changes in Internal Controls

During the period ended December 31, 2015, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.         Other Information

None.

PART III

Item 10.         Directors, Executive Officers and Corporate Governance

All directors of our company hold office until the next annual meeting of the security holders or until their successors have been elected and qualified. The officers of our company are appointed by our board of directors and hold office until their death, resignation or removal from office. Our directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Position Held with our company	Age	Date First Elected or Appointed
Cindy Lee Kelly	President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director	57	May 10, 2011

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

Board and Committee Meetings

Our board of directors held no formal meetings during the year ended December 31, 2015. All proceedings of the board of directors were conducted by resolutions consented to in writing by all the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the Nevada General Corporate Law and our Bylaws, as valid and effective as if they had been passed at a meeting of the directors duly called and held.

For the year ended December 31, 2015, there was no standing nominating committee or committee performing similar functions for our company. Ms. Kelly participates in the consideration of director nominees.

Nomination Process

As of December 31, 2015, we did not effect any material changes to the procedures by which our shareholders may recommend nominees to our board of directors. Our board of directors does not have a policy with regards to the consideration of any director candidates recommended by our shareholders. Our board of directors has determined that it is in the best position to evaluate our company’s requirements as well as the qualifications of each candidate when the board considers a nominee for a position on our board of directors. If shareholders wish to recommend candidates directly to our board, they may do so by sending communications to the president of our company at the address on the cover of this annual report.

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

(b)	each of our two most highly compensated executive officers who were serving as executive officers at the end of the years ended December 31, 2015 and 2014; and

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

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compensa- tion ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensa- tion ($)	Total ($)
Cindy Lee Kelly(1) President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director	2015 2014	- -	- -	- -	- -	- -	- -	27,640 62,819(2)	27,640 62,819

(1)	Cindy Lee Kelly was appointed as president, chief executive officer, chief financial officer, secretary, treasurer and director of our company on May 10, 2011.
(2)	These amounts were paid to Cindy Kelly & Associates for the provision of all services related to our administration, office expenses and related overheads.

Stock Option Plan

Currently, we do not have a stock option plan in favor of any director, officer, consultant or employee of our company.

Stock Options/SAR Grants

During our fiscal year ended December 31, 2015 there were no options granted to our named officers or directors.

Outstanding Equity Awards at Fiscal Year End

No equity awards were outstanding as of the year ended December 31, 2015.

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

Item 12.           Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of April 19, 2017, certain information with respect to the beneficial ownership of our common shares by each shareholder known by us to be the beneficial owner of more than 5% of our common shares, as well as by each of our current directors and executive officers as a group. Each person has sole voting investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

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

(1)

Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on April 19, 2017. As of April 19, 2017, we had 34,760,008 shares of our common stock issued and outstanding. All figures assume full dilution of convertible securities held.

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

Item 13.         Certain Relationships and Related Transactions, and Director Independence

During the year ended December 31, 2015, we incurred $27,640 (2014 - $62,819) of contractor expenses to the president of our company.

Ms. Kelly is our only promoter, as defined in Rule 405 of Regulation C, due to her participation in and management of the business since our incorporation.

Except as disclosed herein, no director, executive officer, shareholder holding at least 5% of shares of our common stock, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction since the year ended December 31, 2015, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year-end for the last three completed fiscal years.

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

Item 14.         Principal Accounting Fees and Services

The aggregate fees billed for the most recently completed fiscal year ended December 31, 2015 and for fiscal year ended December 31, 2014 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended
	December 31, 2015	December 31, 2014
Audit Fees	$10,000	$26,200
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$10,000	$26,200

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

PART IV

Item 15.         Exhibits, Financial Statement Schedules

(a)	Financial Statements
	(1)	Financial statements for our company are listed in the index under Item 8 of this document
	(2)	All financial statement schedules are omitted because they are not applicable, not material or the required information is shown in the financial statements or notes thereto.

(b)	Exhibits

Exhibit	Description
Number

(3)	Articles of Incorporation and Bylaws

3.1	Articles of Incorporation (incorporated by reference to our Registration Statement on Form S- 1 filed on May 9, 2012).

3.2	By-laws (incorporated by reference to our Registration Statement on Form S-1 filed on May 9, 2012).

3.2	Certificate of Amendment (incorporated by reference to our Current Report on Form 8-K filed on January 13, 2014

(10)	Material Contracts

10.1	Consulting Agreement dated December 30, 2011 between our company and Cindy Kelly & Associates (incorporated by reference to our Registration Statement on Form S-1 filed on May 9, 2012).

10.2	Share Purchase Agreement dated December 30, 2011 between our company and Rossland Asset Management Ltd. (incorporated by reference to our Registration Statement on Form S-1 filed on May 9, 2012).

10.3*	License Agreement dated June 30, 2015 between our company and I.S. Grant.

(31)	Rule 13a-14(a)/15d-14(a) Certifications

31.1*	Section 302 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer

(32)	Section 1350 Certifications

32.1*	Section 906 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer

(101)*	Interactive Data Files

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

AFC BUILDING TECHNOLOGIES INC.
(Registrant)

Dated: April 20, 2017	/s/ Cindy Lee Kelly
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

Dated: April 20, 2017	/s/ Cindy Lee Kelly
Cindy Lee Kelly
President, Chief Executive Officer, Chief
Financial Officer, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial
Officer and Principal Accounting Officer)