Form 10-Q
period 2016-03-31
AFC BUILDING TECHNOLOGIES INC.
filed 2017-05-15
CIK 1533030

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF [X] 1934

For the quarterly period ended March 31, 2016

or

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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]
(Do not check if a smaller reporting company)	Emerging growth company [X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
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
34,760,008 common shares issued and outstanding as of May 12, 2017.

PART I – FINANCIAL INFORMATION

Item 1.             Financial Statements

Our unaudited condensed consolidated financial statements for the three month periods ended March 31, 2016 and 2015 form part of this quarterly report. Unless otherwise specified our financial statements are expressed in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles with the instructions to Form 10-Q and Article 8 of Regulation S-X.

Operating results for the three month period ended March 31, 2016 are not necessarily indicative of the results that can be expected for the year ending December 31, 2016.

AFC Building Technologies Inc.
Consolidated Balance Sheets
(Expressed in US dollars)

	March 31,	December 31,
	2016	2015
	(Unaudited)
ASSETS

Current Assets

Cash	$121	$163

Total Assets	$121	$163

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accounts payable and accrued liabilities	68,304	68,304
Due to related party (Note 2)	8,021	8,021

Total Liabilities	76,325	76,325

Commitments and Contingencies (Note 1)

Stockholders’ Deficit

Preferred stock, $0.001 par value, 50,000,000 shares authorized, no shares issued and outstanding	–	–

Common stock, $0.001 par value, 200,000,000 shares authorized, 34,760,008 and 34,760,008 shares issued and outstanding respectively	34,760	34,760

Additional paid in capital	201,369	201,369

Accumulated deficit	(312,333)	(312,291)

Total Stockholders’ Deficit	(76,204)	(76,162)

Total Liabilities and Stockholders’ Deficit	$121	$163

(The accompanying notes are an integral part of these consolidated financial statements)

AFC Building Technologies Inc.
Consolidated Statements of Operations and Comprehensive Loss
(Expressed in US dollars)
(Unaudited)

	Three Months Ended
	March 31,
	2016	2015

Revenue	$–	$–

Cost of Sales	–	–

Gross Profit	–	–

Expenses

Bank charges and interest	42	42
Selling, marketing and administrative	–	2,682

Total Operating Expenses	42	2,724

Loss Before Other Expenses	(42)	(2,724)

Other Expenses

Gain on foreign exchange	–	3,784

Income (Loss) before taxes	(42)	1,060

Income taxes	–	–

Net Income (Loss) from continuing operations	(42)	1,060

Discontinued Operations
Loss from discontinued operations	–	(77,797)

Net Loss	(42)	(76,737)

Foreign currency translation adjustments	–	17,897

Comprehensive Loss	$(42)	$(58,840)

Income (Loss) per common share:
Income (Loss) From Continuing Operations – Basic and Diluted	$(0.00)	$(0.00)
Loss From Discontinued Operations – Basic and Diluted	$(0.00)	$(0.00)

Weighted Average Shares Outstanding	34,760,008	34,760,008

(The accompanying notes are an integral part of these consolidated financial statements)

AFC Building Technologies Inc.
Consolidated Statements of Cash Flows
(Expressed in US dollars)
(Unaudited)

	Three Months Ended
	March 31,
	2016	2015
Operating Activities
Net Loss	$(42)	$(76,737)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation expense	–	141
Changes in operating assets and liabilities:
Prepaid expenses	–	3,557
Inventories	–	(40,515)
Due to related party	–	905
Accounts receivable	–	(14,177)
Accounts payable and accrued liabilities	–	50,458
Net Cash Used in Operating Activities	(42)	(76,368)
Financing Activities
Bank overdraft	–	(1,136)
Net change in line of credit	–	60,143
Net Cash Provided By Financing Activities	–	59,007
Effect of Exchange Rate Changes on Cash	–	(3,969)
Decrease In Cash	(42)	(21,330)
Cash - Beginning of Period	163	45,272
Cash - End of Period	$121	$23,942

Supplemental Disclosures
Interest paid	$–	$2,322
Income taxes paid	$–	$–

(The accompanying notes are an integral part of these consolidated financial statements)

AFC Building Technologies Inc.
Notes to Consolidated Financial Statements
March 31, 2016 and 2015

1.	Nature of Operations

AFC Building Technologies Inc. (the “Company”) was incorporated under the laws of the State of Nevada on May 10, 2011. Effective January 10, 2014, the Company changed its name from Auto Tool Technologies Inc. to AFC Building Technologies Inc. The Company was engaged in the sales and distribution of hand tools in Canada.

On June 30, 2015, the Company decided that continuing the operations of its wholly-owned subsidiary, DSL Products Limited (“DSL”) would no longer be economically feasible. All of the shares of DSL held by the Company were returned to DSL for cancellation and as of June 30, 2015 the Company no longer held any interest in DSL. The Company determined the operations of DSL met the criteria of being reported as a discontinued operation. As a result, the Company’s historical financial statements have been revised to present the operating results of the DSL business as a discontinued operation. The results of operations from DSL are presented as “Loss from discontinued operations” in the Statements of Operations. Unless otherwise noted, the discussion in the notes to these Financial Statements relates solely to the Company's continuing operations. The Company was in the process of determining a new line of business.

Going Concern

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders and note holders, the ability of the Company to obtain necessary equity financing to continue operations, and ultimately the attainment of profitable operations. For the three months ended March 31, 2016, the Company has not generated any revenues, has a working capital deficit of $76,204, and has an accumulated deficit of $312,333. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Summary of Significant Accounting Policies

Basis of Presentation

The unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the Securities and Exchange Commission (“SEC”) instructions for companies filing Form 10-Q. In the opinion of management, the unaudited consolidated financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of March 31, 2016, and the results of operations and cash flows for the periods ended March 31, 2016 and 2015. The financial data and other information disclosed in the notes to the interim financial statements related to the periods are unaudited. The results for the three-month period ended March 31, 2016 are not necessarily indicative of the results to be expected for any subsequent quarter or the entire year ending December 31, 2016. These unaudited interim financial statements should be read in conjunction with the Company’s annual audited financial statements and notes thereto for the year ended December 31, 2015, included in the Company’s Form 10-K filed on April 20, 2017 with the SEC.

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

AFC Building Technologies Inc.
Notes to Consolidated Financial Statements
March 31, 2016 and 2015

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

2.	Related Party Transactions

a)

At March 31, 2016, the Company owed $8,021 (December 31, 2015 - $8,021) to the President of the Company. These were monies advanced for general working capital purposes, (i.e. accounting and professional fees) as required. The amount is unsecured, non-interest bearing and due on demand.

b)	During the three months ended March 31, 2016, the Company incurred $0 (2015 - $13,753) of contractor expenses to the President of the Company.

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

The Company’s historical financial statements have been revised to present the operating results of the DSL business as a discontinued operation.

Summarized results of the discontinued operation are as follows for the three months ended March 31, 2015:

Revenue	$138,877
Cost of Sales	106,897
Gross Profit	31,980

Expenses
Bank charges and interest	2,974
Selling, marketing and administrative	74,120
Total Expenses	77,094
Other Expenses
Loss on foreign exchange	(32,683)
Net Loss from Discontinued Operations	$(77,797)

Cash flows from discontinued operations:

Operating cash flows	$(76,326)
Investing cash flows	–
Financing cash flows	59,007
Net cash flows used by discontinued operations	$(17,319)

4.	Licensing Agreement

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

Results of Continuing Operations

The following summary of our results of operations should be read in conjunction with our financial statements for the quarter ended March 31, 2016, which are included herein.

Three Months Ended March 31, 2016 and March 31, 2015

Our operating results for the three months ended March 31, 2016 and March 31, 2015 are summarized as follows:

	Three	Three
	Months	Months
	Ended	Ended
	March 31,	March 31,
	2016	2015
Revenue	$–	$–
Cost of sales	–	–
Bank charges and interest	42	42
Selling, marketing and administrative	–	2,682
Loss (gain) on foreign exchange	–	3,784
Net Income (Loss) from continuing operations	(42)	1,060
Income (Loss) from discontinued operations	–	(77,797)
Net Income (Loss)	$(42)	$(76,737)

Net Loss from continuing operations for the three months ended March 31, 2016 was $42 compared to a net income of $1,060 during the three months ended March 31, 2015. The main reason for the decrease in net loss from continuing operations for the three months ended March 31, 2016 compared to the three months ended March 31, 2015 was a decrease in selling, marketing and general and administrative expenses.

Liquidity and Financial Condition

Working Capital

At
March 31
2016
Current assets	$121
Current liabilities	76,325
Working capital (deficit)	$(76,204)

Our total current assets as of March 31, 2016 were $121 as compared to total current assets of $163 as of December 31, 2015.

Cash Flows

	Three	Three
	Months	Months
	Ended	Ended
	March 31, 2016	March 31, 2015

Net cash provided by (used in) operating activities	$(42)	$(76,368)
Net cash provided by (used in) investing activities	–	–
Net cash provided by financing activities	–	$59,007
Net increase (decrease) in cash during period	$(42)	$(21,330)

Operating Activities

Net cash used in operating activities was $42 in the three months ended March 31, 2016 compared with net cash used in operating activities of $76,368 in the three months ended March 31, 2015. This decrease was the result of a decrease in net loss.

Financing Activities

Net cash provided by financing activities was $Ø in the three months ended March 31, 2016 compared to $59,007 provided by financing activities in the three months ended March 31, 2015. This decrease was the result of a decrease in funds from the Company’s line of credit.

Going Concern

Our consolidated financial statements for the three month period ended March 31, 2016 have been prepared on a going concern basis and contain an additional explanatory paragraph which identifies issues that raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The continuation of our company as a going concern is dependent upon the continued financial support from our shareholders and note holders, the ability of our company to obtain necessary equity financing to continue operations, and ultimately the attainment of profitable operations. As at March 31, 2016, our company has not generated any revenues, has a working capital deficit of $76,204, and has an accumulated deficit of $312,333. These factors raise substantial doubt regarding our company’s ability to continue as a going concern. These condensed consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should our company be unable to continue as a going concern.

Critical Accounting Policies

These financial statements and related notes are expressed in US dollars. The consolidated financial statements include the accounts of the Company and its formerly wholly-owned subsidiary, DSL Products Limited. All inter-company accounts and transactions have been eliminated. The Company’s fiscal year-end is December 31.

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

As of the end of our quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer (our principal executive officer, principal financial officer and principle accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our chief executive officer and chief financial officer (our principal executive officer, principal financial officer and principle accounting officer) concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this quarterly report.

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

Item 2.             Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.             Defaults Upon Senior Securities

None.

Item 4.             Mine Safety Disclosures

Not applicable.

Item 5.             Other Information

Not applicable.

Item 6.             Exhibits

Exhibit	Description
Number
(3)	Articles of Incorporation and Bylaws
3.1	Articles of Incorporation (incorporated by reference from our Registration Statement on Form S-1 filed on May 9, 2012)
3.2	By-laws (incorporated by reference from our Registration Statement on Form S-1 filed on May 9, 2012)
3.3	Certificate of Amendment (incorporated by reference to our Current Report on Form 8-K filed on January 13, 2014)
(10)	Material Contracts
10.1	Consulting Agreement dated December 30, 2011 between our company and Cindy Kelly & Associates (incorporated by reference from our Registration Statement on Form S-1 filed on May 9, 2012)
10.2	Share Purchase Agreement dated December 30, 2011 between our company and Rossland Asset Management Ltd. (incorporated by reference from our Registration Statement on Form S-1 filed on May 9, 2012)
10.3	License Agreement dated June 30, 2015 between our company and I.S. Grant. (incorporated by reference to our Annual Report on Form 10-K filed on April 20, 2017)
(31)	Rule 13a-14(a)/15d-14(a) Certifications
31.1*	Section 302 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer
(32)	Section 1350 Certifications
32.1*	Section 906 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer
101*	Interactive Data File
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
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

AFC BUILDING TECHNOLOGIES INC.
(Registrant)

Dated: May 15, 2017	By:	/s/ Cindy Lee Kelly
Cindy Lee Kelly
President, Chief Executive Officer, Chief Financial
Officer, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial
Officer and Principal Accounting Officer)