Form 10-Q
period 2016-06-30
AFC BUILDING TECHNOLOGIES INC.
filed 2017-05-15
CIK 1533030

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

or

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
34,760,008 common shares issued and outstanding as of May 12 , 2017.

PART I – FINANCIAL INFORMATION

Item 1.             Financial Statements

Our unaudited condensed consolidated financial statements for the three and six month periods ended June 30, 2016 and 2015 form part of this quarterly report. Unless otherwise specified our financial statements are expressed in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles with the instructions to Form 10-Q and Article 8 of Regulation S-X.

Operating results for the six month period ended June 30, 2016 are not necessarily indicative of the results that can be expected for the year ending December 31, 2016.

AFC Building Technologies Inc.
Balance Sheets
(Expressed in US dollars)

	June 30,	December 31,
	2016	2015
	(Unaudited)

ASSETS

Current Assets

Cash	$79	$163

Total Assets	79	163

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accounts payable and accrued liabilities	69,140	68,304
Due to related party (Note 2)	8,021	8,021

Total Liabilities	77,161	76,325

Commitments and Contingencies (Note 1)

Stockholders’ Deficit

Preferred stock, $0.001 par value, 50,000,000 shares authorized, no shares issued and outstanding	–	–

Common stock, $0.001 par value, 200,000,000 shares authorized, 34,760,008 and 34,760,008 shares issued and outstanding, respectively	34,760	34,760

Additional paid in capital	201,369	201,369

Accumulated deficit	(313,211)	(312,291)

Total Stockholders’ Deficit	(77,082)	(76,162)

Total Liabilities and Stockholders’ Deficit	$79	$163

(The accompanying notes are an integral part of these financial statements)

AFC Building Technologies Inc.
Statements of Operations and Comprehensive Loss
(Expressed in US dollars)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015

Expenses

Bank charges and interest	$42	$42	$84	$84
Selling, marketing and administrative	836	873	836	3,555

Total Operating Expenses	878	915	920	3,639

Loss Before Other Expenses	(878)	(915)	(920)	(3,639)

Other Expenses

Gain (Loss) on foreign exchange	–	(809)	–	2,975

Loss before taxes	(878)	(1,724)	(920)	(664)

Income taxes	–	–	–	–

Net Loss from continuing operations	(878)	(1,724)	(920)	(664)

Discontinued Operations
Loss from discontinued operations	–	(519)	–	(78,316)

Net Loss	(878)	(2,243)	(920)	(78,980)

Foreign currency translation adjustments	–	(3,226)	–	14,671

Comprehensive Loss	$(878)	$(5,469)	$(920)	$(64,309)

Income Loss per common share:
Loss From Continuing Operations – Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Loss From Discontinued Operations – Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Shares Outstanding	34,760,008	34,760,008	34,760,008	34,760,008

(The accompanying notes are an integral part of these financial statements)

AFC Building Technologies Inc.
Statements of Cash Flows
(Expressed in US dollars)
(Unaudited)

	Six Months Ended
	June 30,
	2016	2015
Operating Activities
Net Loss	$(920)	$(78,980)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation expense	–	142
Changes in operating assets and liabilities:
Prepaid expenses	–	2,915
Inventories	–	236
Accounts receivable	–	(62,693)
Due to related party	–	12,474
Accounts payable and accrued liabilities	836	(23,670)
Net Cash Used in Operating Activities	(84)	(149,576)
Financing Activities
Bank overdraft	–	31,616
Net change in line of credit	–	76,148
Net Cash Provided By Financing Activities	–	107,764
Effect of Exchange Rate Changes on Cash	–	(3,214)
Decrease In Cash	(84)	(45,026)
Cash - Beginning of Period	163	45,272
Cash - End of Period	$79	$246

Supplemental Disclosures
Interest paid	$–	$5,542
Income taxes paid	$–	$–

(The accompanying notes are an integral part of these financial statements)

AFC Building Technologies Inc.
Notes to Financial Statements
June 30, 2016 and 2015

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

Going Concern

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders and note holders, the ability of the Company to obtain necessary equity financing to continue operations, and ultimately the attainment of profitable operations. Since June 30, 2015, the Company has not generated any revenues, has a working capital deficit of $77,082, and has an accumulated deficit of $313,211. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These condensed financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Summary of Significant Accounting Policies

Basis of Presentation

The unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the Securities and Exchange Commission (“SEC”) instructions for companies filing Form 10-Q. In the opinion of management, the unaudited condensed financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of June 30, 2016, and the results of operations and cash flows for the periods ended June 30, 2016 and 2015. The financial data and other information disclosed in the notes to the interim financial statements related to the periods are unaudited. The results for the six-month period ended June 30, 2016 are not necessarily indicative of the results to be expected for any subsequent quarter or the entire year ending December 31, 2016. The unaudited interim financial statements have been condensed and certain information and footnote disclosure normally included in financial statements in accordance with GAAP have been omitted pursuant to the Securities and Exchange Commission's rules and regulations and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these unaudited interim financial statements should be read in conjunction with the Company’s annual audited financial statements and notes thereto for the year ended December 31, 2015, included in the Company’s Form 10-K filed on April 20, 2017 with the SEC.

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
Notes to Financial Statements
June 30, 2016 and 2015

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

a)

At June 30, 2016, the Company owed $8,021 (December 31, 2015 - $8,021) to the President of the Company. These were monies advanced for general working capital purposes, (i.e. accounting and professional fees) as required. The amount is unsecured, non-interest bearing and due on demand.

b)	During the three months ended June 30, 2016, the Company incurred $0 (2015 - $27,640) of contractor expenses to the President of the Company.

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

Summarized results of the discontinued operation are as follows for the three and six months ended June 30, 2015:

	Three Months	Six Months
	Ended	Ended
	June 30,	June 30,
	2015	2015
Revenue	$220,140	$359,017
Cost of Sales	158,991	265,888
Gross Profit	61,149	93,129

Expenses
Bank charges and interest	3,837	6,811
Selling, marketing and administrative	62,170	136,290
Total Expenses	66,007	143,101
Other Expenses
Loss on foreign exchange	(4,339)	(28,344)

Net Loss from Discontinued Operations	$(519)	$(78,316)

AFC Building Technologies Inc.
Notes to Financial Statements
June 30, 2016 and 2015

Cash flows from discontinued operations:

Six Months
Ended
June 30,
2015
Operating cash flows	$(149,490)
Investing cash flows	–
Financing cash flows	107,765
Net cash flows used by discontinued operations	$(41,725)

4.	Licensing Agreement

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

Results of Continuing Operations

The following summary of our results of operations should be read in conjunction with our financial statements for the quarter ended June 30, 2016, which are included herein.

Three Months Ended June 30, 2016 and June 30, 2015

Our operating results for the three months ended June 30, 2016 and June 30, 2015 are summarized as follows:

	Three	Three
	Months	Months
	Ended	Ended
	June 30,	June 30,
	2016	2015
Revenue	$-	$-
Cost of sales	-	-
Bank charges and interest	42	42
Selling, marketing and administrative	836	873
Loss (gain) on foreign exchange	-	(809)
Net (Loss) from continuing operations	(878)	(1,724)
Income (Loss) from discontinued operations	-	(519)
Net Income (Loss)	$(878)	$(2,243)

Our financial statements report a net loss of $878 for the three month period ended June 30, 2016 compared to a net loss of $2,243 for the three month period ended June 30, 2015. On June 30, 2015, we discontinued the operations of our wholly-owned subsidiary DSL, which has been our sole source of revenue to date. As a result of the discontinuation, all of the revenues and expenses for DSL were reclassified and shown as “Loss from discontinued operations” on the statement of operations for the period ended June 30, 2015. We have not subsequently established any revenue streams.

The 51.5% decrease in net loss from continuing operations for the three months ended June 30, 2016 ($878) compared to the three months ended June 30, 2015 ($1,724) resulted primarily from a 100% decrease in loss on foreign exchange during the most recent period.

Six Months Ended June 30, 2016 and June 30, 2015

Our operating results for the six months ended June 30, 2016 and June 30, 2015 are summarized as follows:

	Six	Six
	Months	Months
	Ended	Ended
	June 30,	June 30,
	2016	2015
Revenue	$-	$-
Cost of sales	-	-
Bank charges and interest	84	84
Selling, marketing and administrative	836	3,555
Loss (gain) on foreign exchange	-	2,975
Net (Loss) from continuing operations	(920)	(664)
Income (Loss) from discontinued operations	-	(78,316)
Net Loss	$(920)	$(78,980)

Our financial statements report a net loss of $920 for the six month period ended June 30, 2016 compared to a net loss of $78,980 for the six-month period ended June 30, 2015. Our net loss for the six months ended June 30, 2016 was approximately 99% smaller than our net loss for the six months ended June 30, 2015 primarily because we disposed of revenue from our discontinued subsidiary, DSL, during the three months ended June 30, 2015, resulting in the reclassification of all of the revenues and expenses for DSL as a “Loss from discontinued operations” on the statement of operations.

Net loss from continuing operations for the six months ended June 30, 2016 increased to $920 from $664 during the six months ended June 30, 2015. The main reason for the increase in net loss from continuing operations for the six months ended June 30, 2016 compared to the six months ended June 30, 2015 was a decrease in selling, marketing and general and administrative expenses and no offsetting gain or loss on foreign exchange during the most recent period.

Liquidity and Financial Condition

Working Capital

	At	At
	June 30,	December 31,
	2016	2015
Current assets	$79	$163
Current liabilities	77,161	76,325
Working capital (deficit)	$77,082	$76,162

As of June 30, 2016 we had $79 in current and total assets, and current and total liabilities of $77,161, resulting in a working capital deficit of $77,082. This represents a nominal deficit increase from December 31, 2015, when we had had $163 in current and total assets, current and total liabilities of $76,325, and a working capital deficit of $76,162. The increase in liabilities during the period ended June 30, 2016 resulted entirely from an increase accounts payable and accrued liabilities without an increase in liabilities due to related parties.

Cash Flows

	Six	Six
	Months	Months
	Ended	Ended
	June 30,	June 30,
	2016	2015
Net cash provided by (used in) operating activities	$(84)	$(149,576)
Net cash provided by financing activities	-	107,764
Net increase (decrease) in cash during period	$(84)	$(45,026)

Operating Activities

Net cash used in operating activities was $84 in the six months ended June 30, 2016 compared with net cash used in operating activities of $149,576 in the six months ended June 30, 2015. We did not have significant operations during the six months ended June 30, 2016. This significant net cash used in operating activities during the six months ended June 30, 2015 resulted from the discontinuation of our subsidiary, DSL, during that period, and the reclassification of all of the revenues and expenses for DSL as a loss from operations.

Financing Activities

Net cash provided by financing activities was $0 during the six months ended June 30, 2016 compared to $107,764 provided by financing activities in the six months ended June 30, 2015. Funds provided during the six months ended June 30, 2016 were from a bank overdraft and a line of credit. We had no bank overdraft or line of credit during the six months ended June 30, 2016

Going Concern

Our consolidated financial statements for the six month period ended June 30, 2016 have been prepared on a going concern basis and contain an additional explanatory paragraph which identifies issues that raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The continuation of our company as a going concern is dependent upon the continued financial support from our shareholders and note holders, the ability of our company to obtain necessary equity financing to continue operations, and ultimately the attainment of profitable operations. As at June 30, 2016, our company has not generated any revenues, has a working capital deficit of $77,082, and has an accumulated deficit of $313,211. These factors raise substantial doubt regarding our company’s ability to continue as a going concern. These condensed consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should our company be unable to continue as a going concern.

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