Form 10-Q
period 2016-09-30
AFC BUILDING TECHNOLOGIES INC.
filed 2017-05-15
CIK 1533030

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF [X] 1934

For the quarterly period ended September 30, 2016

or

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

PART I – FINANCIAL INFORMATION

Item 1.             Financial Statements

Our unaudited consolidated interim financial statements for the three and nine month periods ended September 30, 2016 and 2015 form part of this quarterly report. Unless otherwise specified our financial statements are expressed in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles with the instructions to Form 10-Q and Article 8 of Regulation S-X.

Operating results for the nine month period ended September 30, 2016 are not necessarily indicative of the results that can be expected for the year ending December 31, 2016.

AFC Building Technologies Inc.
Balance Sheets
(Expressed in US dollars)

	September 30,	December 31,
	2016	2015
	(Unaudited)
ASSETS

Current Assets

Cash	$37	$163

Total Assets	$37	$163

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accounts payable and accrued liabilities	$71,013	$68,304
Due to related party (Note 2)	8,021	8,021
Total Liabilities	79,034	76,325

Commitments and Contingencies (Note 1)

Stockholders’ Deficit

Preferred stock, $0.001 par value, 50,000,000 shares authorized, no shares issued and outstanding	–	–

Common stock, $0.001 par value, 200,000,000 shares authorized, 34,760,008 and 34,760,008 shares issued and outstanding, respectively	34,760	34,760

Additional paid in capital	201,369	201,369

Accumulated deficit	(315,126)	(312,291)

Total Stockholders’ Deficit	(78,997)	(76,162)

Total Liabilities and Stockholders’ Deficit	$37	$163

(The accompanying notes are an integral part of these financial statements)

AFC Building Technologies Inc.
Statements of Operations and Comprehensive Loss
(Expressed in US dollars)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015

Expenses

Bank charges and interest	$42	$42	$126	$126
Selling, marketing and administrative	1,873	–	2,709	3,555

Total Operating Expenses	1,915	42	2,835	3,681

Loss Before Other Expenses	(1,915)	(42)	(2,835)	(3,681)

Other Expenses

Gain on foreign exchange	–	3,958	–	6,933

Income (Loss) before taxes	(1,915)	3,916	(2,835)	3,252

Income taxes	–	–	–	–

Net Income (Loss) from continuing operations	(1,915)	3,916	(2,835)	3,252

Discontinued Operations
Loss from discontinued operations	–	–	–	(78,316)

Net Income (Loss)	(1,915)	3,916	(2,835)	(75,064)

Foreign currency translation adjustments	–	–	–	14,671

Comprehensive Income (Loss)	$(1,915)	$3,916	$(2,835)	$(60,393)

Income (Loss) per common share:
Income (Loss) From Continuing
Operations – Basic and Diluted	$(0.00)	$0.00	$(0.00)	$(0.00)
Income (Loss) From Discontinued
Operations – Basic and Diluted	$(0.00)	$0.00	$(0.00)	$(0.00)

Weighted Average Shares Outstanding	34,760,008	34,760,008	34,760,008	34,760,008

(The accompanying notes are an integral part of these financial statements)

AFC Building Technologies Inc.
Statements of Cash Flows
(Expressed in US dollars)
(Unaudited)

	Nine Months Ended
	September 30,
	2016	2015
Operating Activities
Net Loss	$(2,835)	$(75,064)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation expense	–	142
Changes in operating assets and liabilities:
Prepaid expenses	–	2,915
Inventories	–	236
Accounts receivable	–	(62,693)
Due to related party	–	11,925
Accounts payable and accrued liabilities	2,709	(27,079)
Net Cash Used in Operating Activities	(126)	(149,618)
Financing Activities
Bank overdraft	–	31,616
Net change in line of credit	–	76,148
Net Cash Provided By Financing Activities	–	107,764
Effect of Exchange Rate Changes on Cash	–	(3,214)
Decrease In Cash	(126)	(45,068)
Cash - Beginning of Period	163	45,272
Cash - End of Period	$37	$204

Supplemental Disclosures
Interest paid	$–	$5,542
Income taxes paid	$–	$–

(The accompanying notes are an integral part of these financial statements)

AFC Building Technologies Inc.
Notes to Financial Statements
September 30, 2016 and 2015

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

Going Concern

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders and note holders, the ability of the Company to obtain necessary equity financing to continue operations, and ultimately the attainment of profitable operations. Since June 30, 2015, the Company has not generated any revenues, has a working capital deficit of $78,997, and has an accumulated deficit of $315,126. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These condensed financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Summary of Significant Accounting Policies

Basis of Presentation

The unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the Securities and Exchange Commission (“SEC”) instructions for companies filing Form 10-Q. In the opinion of management, the unaudited condensed financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of September 30, 2016, and the results of operations and cash flows for the periods ended September 30, 2016 and 2015. The financial data and other information disclosed in the notes to the interim financial statements related to the periods are unaudited. The results for the nine-month period ended September 30, 2016 are not necessarily indicative of the results to be expected for any subsequent quarter or the entire year ending December 31, 2016. The unaudited interim financial statements have been condensed and certain information and footnote disclosure normally included in financial statements in accordance with GAAP have been omitted pursuant to the Securities and Exchange Commission's rules and regulations and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these unaudited interim financial statements should be read in conjunction with the Company’s annual audited financial statements and notes thereto for the year ended December 31, 2015, included in the Company’s Form 10-K filed on April 20, 2017 with the SEC.

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
September 30, 2016 and 2015

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

a)

At September 30, 2016, the Company owed $8,021 (December 31, 2015 - $8,021) to the President of the Company. These were monies advanced for general working capital purposes, (i.e. accounting and professional fees) as required. The amount is unsecured, non-interest bearing and due on demand.

b)	During the three months ended September 30, 2016, the Company incurred $1,873 (2015 - $27,640) of contractor expenses to the President of the Company.

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

Summarized results of the discontinued operation are as follows for the nine months ended September 30, 2015:

Nine Months
Ended
September 30,
2015

Revenue	$359,017
Cost of Sales	265,888
Gross Profit	93,129

Expenses
Bank charges and interest	6,811
Selling, marketing and administrative	136,290
Total Expenses	143,101
Other Expenses
Gain (Loss) on foreign exchange	(28,344)
Net Income (Loss) from Discontinued Operations
$(78,316)

AFC Building Technologies Inc.
Notes to Financial Statements
September 30, 2016 and 2015

Cash flows from discontinued operations:

Nine Months
Ended
September 30,
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

Results of Continuing Operations

The following summary of our results of operations should be read in conjunction with our financial statements for the quarter ended September 30, 2016, which are included herein.

Three Months Ended September 30, 2016 and September 30, 2015

Our operating results for the three months ended September 30, 2016 and September 30, 2015 are summarized as follows:

	Three	Three
	Months	Months
	Ended	Ended
	September 30,	September 30,
	2016	2015
Revenue	$-	$-
Cost of sales	-	-
Bank charges and interest	42	42
Selling, marketing and administrative	1,837	-
Gain on foreign exchange	-	3,958
Net Income (Loss) from continuing operations	(1,915)	3,916
Loss from discontinued operations	-	-
Net Income (Loss)	$(1,915)	$3,916

Our financial statements report a net loss of $1,915 for the three month period ended September 30, 2016 compared to a net income of $3,916 for the three month period ended September 30, 2015. Our net income during the three months ended September 30, 2015 resulted entirely from continuing operations, and specifically from a gain on foreign exchange. By comparison our net loss for the three months ended September 30, 2016 resulted primarily from selling, marketing and administrative expenses incurred in continuing operations, without any offsetting gains.

Nine Months Ended September 30, 2016 and September 30, 2015

Our operating results for the nine months ended September 30, 2016 and September 30, 2015 are summarized as follows:

	Nine	Nine
	Months	Months
	Ended	Ended
	September 30,	September 30,
	2016	2015
Revenue	$-	$-
Cost of sales	-	-
Bank charges and interest	126	126
Selling, marketing and administrative	2,709	3,555
Gain on foreign exchange	-	6,933
Net Income (Loss) from continuing operations	(2,835)	3,252
Income (Loss) from discontinued operations	-	(78,316)
Net Loss	$(2,835)	$(75,064)

Our financial statements report a net loss of $2,835 for the nine month period ended September 30, 2016 compared to a net loss of $75,064 for the nine-month period ended September 30, 2015. Our net loss for the nine months ended September 30, 2016 has decreased approximately 96% from the same period in 2015, primarily as a result of our discontinuation and disposal of DSL as of June 30, 2015, whereupon all of the revenues and expenses for DSL were reclassified and shown as “Loss from discontinued operations” on the statement of operations.

For the nine months ended September 30, 2016 we incurred a net loss from continuing operations of $2,835 compared to net income of $3,252 from continuing operations during the same period in 2015. Our net income from continuing operations during the nine months ended September 30, 2015 resulted entirely from a gain on foreign exchange. By comparison our net loss from continuing operations for the nine months ended September 30, 2016 resulted primarily from selling, marketing and administrative expenses incurred in continuing operations, without any offsetting gains.

Liquidity and Financial Condition

Working Capital

	At	At
	September	December
	30,	31,
	2016	2015
Current assets	$37	$163
Current liabilities	79,034	76,325
Working capital (deficit)	$78,997	$76,162

Our total current assets as of September 30, 2016 were $37 as compared to total current assets of $163 as of December 31, 2015. The increase in liabilities during the period ended September 30, 2016 resulted entirely from an increase accounts payable and accrued liabilities without an increase in liabilities due to related parties.

Cash Flows

	Nine	Nine
	Months	Months
	Ended	Ended
	September 30,	September 30,
	2016	2015
Net cash used in operating activities	$(126)	$(149,618)
Net cash provided by financing activities	-	107,764
Decrease cash during period	$(126)	$(45,068)

Operating Activities

Net cash used in operating activities was $126 in the nine months ended September 30, 2016 compared with net cash used in operating activities of $149,618 in the nine months ended September 30, 2015. This significant net cash used in operating activities during the six months ended June 30, 2015 resulted from the discontinuation of our subsidiary, DSL, during that period, and the reclassification of all of the revenues and expenses for DSL as a loss from operations.

Financing Activities

Net cash provided by financing activities was $0 in the nine months ended September 30, 2016 compared to $107,764 provided by financing activities in the nine months ended September 30, 2015. Funds provided during the nine months ended September 30, 2016 were from a bank overdraft and a line of credit. We did not draw on our bank overdraft or line of credit during the nine months ended September 30, 2016

Going Concern

Our consolidated financial statements for the nine month period ended September 30, 2016 have been prepared on a going concern basis and contain an additional explanatory paragraph which identifies issues that raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The continuation of our company as a going concern is dependent upon the continued financial support from our shareholders and note holders, the ability of our company to obtain necessary equity financing to continue operations, and ultimately the attainment of profitable operations. As at September 30, 2016, our company has not generated any revenues, has a working capital deficit of $78,997, and has an accumulated deficit of $315,126. These factors raise substantial doubt regarding our company’s ability to continue as a going concern. These condensed consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should our company be unable to continue as a going concern.

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