Form 10-K
period 2016-12-31
AFC BUILDING TECHNOLOGIES INC.
filed 2017-06-08
CIK 1533030

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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
Yes [   ]       No [X]

The aggregate market value of Common Stock held by non-affiliates of the Registrant on June 30, 2016 was $0 based on no bid or asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.
34,760,008 common shares as of June 7, 2017

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

Historical Overview

We were incorporated under the laws of the state of Nevada on May 10, 2011 under the name Auto Tool Technologies Inc. and have been engaged in the distribution of hand tools throughout Canada. Our fiscal year end is December 31. We had one subsidiary, DSL Products Limited, a company incorporated under the laws of the Province of Ontario, which we acquired via a share exchange on December 30, 2011 in exchange for 240,000,000 pre-split shares of our common stock, and which operates our hand tool distribution business. Our business offices are currently located at 101 ½ Mary Street West, Whitby, Ontario, Canada, L1N 2R4. The address of agent for service in Nevada and registered corporate office is c/o National Registered Agents, Inc. of Nevada, 100 East William Street, Suite 204, Carson City, NV, 89701. Our telephone number is (905) 430-6433.

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

Prior to June 30, 2015, through our former wholly-owned subsidiary, DSL Products Limited, we imported and marketed hand tools, automotive accessories, lawn and garden products, home products, accessories and attachments for power tools, plumbing products, consumer mechanics tools, cargo control systems and accessories and fasteners. These products were sold to professional end users, distributors, and consumers, and are primarily distributed through retailers (including auto parts stores, home centers, mass merchants, hardware stores, and retail lumber yards). Our products were sold throughout Canada, and we contracted the services of a national manufacturer’s agency to call on current and prospective customers. We also sold our products on a wholesale basis via our website at www.toolcachecanada.com, which had on-line ordering capability which is secure and individualized to the respective customer.

Our Current Business

On June 30, 2015, we decided that continuing the operations of our wholly-owned subsidiary, DSL Products Limited (“DSL”) would no longer be economically feasible. All of the shares of DSL held by us were returned to DSL for cancellation and as of June 30, 2015 we no longer held any interest in DSL. Concurrently with the discontinuation of the DSL operations, we entered into a license agreement to obtain an exclusive, 40 year, worldwide license to use and commercialize 15 domain names related to the automotive e-commerce business. In consideration for the granting of the license, we will pay to the licensor a royalty of 2.5% of gross sales for any revenue derived from the use of the licensed domains. Consistent with our historical operations in this area, we intend to continue to pursue automotive e-commerce opportunities.

Our recent business plan has been to launch a retail consumer portal for the sale of auto parts and accessories. However, we are currently reviewing our business strategy with respect to launching a business to consumer website. Major competitors including eBay and Amazon have recently launched major initiatives to sell auto parts and accessories on-line. We are continuing to monitor these developments. In addition, we are also currently reviewing other potential business ventures, in an effort to capitalize on our logistics and distribution expertise. We have not been able to raise, sufficient capital to launch our e-commerce business, particularly given these developments in the industry.

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

Customers

We do not have any current customers. Until the discontinuation of our former subsidiary, DSL Products Limited, a significant portion of our products were sold to a wide variety of automotive parts stores and home centers in Canada. A consolidation of retailers both in Canada and abroad has occurred over time. While this consolidation and the domestic and international expansion of these large retailers has provided us with opportunities for growth, the increasing size and importance of individual customers creates a certain degree of exposure to potential sales volume loss.

Suppliers

We do not have any current suppliers. We formerly acquired our product for resale from established manufacturers and hand tool distributors. Almost all of our products were acquired as finished goods that were immediately ready for sale to our customers.

Intellectual Property

On June 30, 2015, we acquired an exclusive worldwide license for 40 years to use 15 domain names related to the automotive e-commerce business. In consideration for the granting of the license, we will pay to the licensor a royalty of 2.5% of gross sales for any revenue derived from the use of the licensed domains.

With the exception of the above mentioned domain names, we do not own any intellectual property.

Employees

We have no employees. Our sole director and officer, Cindy Kelly, provides management and administration services to our Company as a consultant on an as-needed basis.

Distribution Methods

We do not currently maintain any distribution infrastructure. If we resume product distribution, we intend to engage the services of a third–party logistics provider to warehouse and distribute products.

Government Regulation

There are no governmental regulations that are material to our operations.

Research and Development

We have not incurred any research or development expense over the last two fiscal years.

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

Market Information

Our common stock is quoted on the electronic quotation system operated by OTC Markets Group. Our common stock was first quoted on the OTC Bulletin Board effective January 14, 2014. Our trading symbol is “AFCT”. There have been few trades of our common shares as at the date of this annual report. During year ended December 31, 2016 there had not been any trades of our common shares on the OTC.

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

Holders

As of June 7, 2017, there were approximately 9 holders of record of our common stock, and we had 34,760,008 common shares issued and outstanding.

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

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

We did not sell any equity securities which were not registered under the Securities Act during the year ended December 31, 2016 that were not otherwise disclosed in this annual report on Form 10-K, in our quarterly reports on Form 10-Q, or in our current reports on Form 8-K filed during the year ended December 31, 2016.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fourth quarter of our fiscal year ended December 31, 2016.

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

Liquidity and Financial Condition

Working Capital

	At	At
	December 31,	December 31,
	2016	2015
Current assets	$9	$163
Current liabilities	$120,315	$76,324
Working capital (deficit)	$(120,306)	$(76,161)

Cash Flows

	Year Ended	Year Ended
	December 31,	December 31,
	2016	2015
Cash flows used in operating activities	$(154)	$(149,659)
Cash flows provided by financing activities	$--	$107,764
Net (decrease) in cash during year	$(154)	$(45,109)

Operating Activities

Net cash used in operating activities was $154 for our year ended December 31, 2016 compared with cash used in operating activities of $149,659 in the same period in 2015. The decrease of $149,505 used in operating activities is mainly attributable to the discontinuation of the DSL operations on June 30, 2015.

Financing Activities

Net cash provided by financing activities was $0 for our year ended December 31, 2016 compared to $107,764 in the same period in 2015. Cash from financing activities during fiscal 2015 was derived from a bank overdraft and line of credit, whereas no debt was incurred in 2016.

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

Results of Operations for our Years Ended December 31, 2016 and 2015

The following summary of our results of operations should be read in conjunction with our audited consolidated financial statements for the years ended December 31, 2016 and 2015.

Our operating results for the years ended December 31, 2016 and 2015 are summarized as follows:

	Year Ended	Year Ended	Change Between
	December 31,	December 31,	Year Ended
	2016	2015	December 31,
			2015
			and Year Ended
			December 31,
			2016
Revenue	$-	$-	$-
Total operating expenses	$46,122	$22,245	$23,877
Other (income) expenses	$(1,977)	$(6,932)	$(4,955)
Loss From Discontinued Operations	$-	$78,316	$(78,316)
Net loss	$44,145	$93,629	$(49,484)

Revenue

We had no revenues in the years ended December 31, 2016 and 2015, due to the discontinuation of our operations under our subsidiary.

Cost of Sales

Cost of sales have been recorded as $0 due to our discontinued operations.

Operating Expenses

Total operating expenses relating to bank charges, interest, and selling marketing and administrative expense, increased for the year ended December 31, 2016 to $46,122 from $22,245 for the year ended December 31, 2015. This was primarily due increased administrative expenses during the most recent period related to legal and accounting costs.

In the year ended December 31, 2016, we incurred net losses of $44,145.

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

Our consolidated audited financial statements for the year ended December 31, 2016 have been prepared on a going concern basis and contain an additional explanatory paragraph which identifies issues that raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The continuation of our company as a going concern is dependent upon the continued financial support from its shareholders and note holders, the ability of our company to obtain necessary equity financing to continue operations, and ultimately the attainment of profitable operations. As at December 31, 2016, our company has not generated any revenues, has a working capital deficit of $120,306 , and has an accumulated deficit of $356,435 since inception. These factors raise substantial doubt regarding our company’s ability to continue as a going concern. These condensed consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should our company be unable to continue as a going concern.

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

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are stated at the amount billed to customers and are ordinarily due upon receipt. Our company provides an allowance for doubtful accounts, which is based upon a review of outstanding receivables, historical collection information and existing economic conditions. Provisions for doubtful accounts are recorded when it is deemed probable that the customer will not make the required payments at either the contractual due dates or in the future. At December 31, 2016 and 2015, there were no provisions for doubtful accounts necessary.

Inventory

Inventories are stated at the lower of cost or market. Cost is determined on a standard cost basis that approximates the first-in, first-out (FIFO) method. Market is determined based on net realizable value. Appropriate consideration is given to obsolescence, excessive levels, deterioration, and other factors in evaluating net realizable value. At December 31, 2016 and 2015 the company recorded no inventory.

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

Comprehensive Income (Loss)

ASC 220, Comprehensive Income establishes standards for the reporting and display of comprehensive income (loss) and its components in the consolidated financial statements. During the years ended December 31, 2016 and 2015, our company’s only component of comprehensive income was foreign currency translation adjustments.

Basic and Diluted Net Loss Per Share

Our company computes net loss per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (EPS) on the face of the statement of operations. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all potentially dilutive shares if their effect is anti-dilutive. Our company did not have any dilutive potential shares outstanding at December 31, 2016 or 2015.

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

Income Taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has adopted ASC 740, Income Taxes as of its inception. Pursuant to ASC 740 the Company is required to compute tax asset benefits for net operating losses carried forward. The potential benefits of net operating losses have not been recognized in these consolidated financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years. As of December 31, 2016 and 2015, the Company had no accrued interest or penalties related to uncertain tax positions.

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

AFC Building Technologies Inc.

December 31, 2016

AFC Building Technologies Inc.
Consolidated Balance Sheets

	December 31,	December 31,
	2016	2015

ASSETS

Current Assets

Cash	$9	$163

Total Assets	$9	$163

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accounts payable and accrued liabilities	$75,491	$68,303
Due to related party (Note 3)	44,824	8,021

Total Liabilities	120,315	76,324

Commitments and Contingencies (Note 1)

Stockholders’ Deficit

Preferred stock, $0.001 par value, 50,000,000 shares authorized, no shares issued and outstanding	–	–

Common stock, $0.001 par value, 200,000,000 shares authorized, 34,760,008 shares issued and outstanding, respectively	34,760	34,760

Additional paid-in capital	201,369	201,369

Accumulated deficit	(356,435)	(312,290)

Total Stockholders’ Deficit	(120,306)	(76,161)

Total Liabilities and Stockholders’ Deficit	$9	$163

The accompanying notes are an integral part of these consolidated financial statements.

AFC Building Technologies Inc.
Consolidated Statements of Operations and Comprehensive Loss

	Year Ended
	December 31,
	2016	2015

Revenue	$–	$–

Cost of Sales	–	–

Gross Profit	–	–

Expenses

Bank charges and interest	153	167
Selling, marketing and administrative	45,969	22,078

Total Operating Expenses	46,122	22,245

Loss Before Other Expenses	(46,122)	(22,245)

Other Expenses

Gain on foreign exchange	1,977	6,932

Loss before taxes	(44,145)	(15,313)

Income taxes	–	–

Net Loss from continuing operations	(44,145)	(15,313)

Discontinued Operations
Loss from discontinued operations	–	(78,316)

Net Loss	(44,145)	(93,629)

Foreign currency translation adjustments	–	14,671

Comprehensive Loss	$(44,145)	$(78,958)

Loss per common share:
Loss From Continuing Operations – Basic and Diluted	$(0.00)	$(0.00)
Loss From Discontinued Operations – Basic and Diluted	$(0.00)	$(0.00)

Weighted Average Shares Outstanding	34,760,008	34,760,008

The accompanying notes are an integral part of these consolidated financial statements.

AFC Building Technologies Inc.
Consolidated Statements of Cash Flows

	Year Ended
	December 31
	2016	2015
Operating Activities
Net Loss	$(44,145)	$(93,629)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation expense	–	142
Changes in operating assets and liabilities:
Prepaid expenses	–	2,915
Inventories	–	236
Accounts receivable	–	(62,693)
Due to related parties	36,803	11,925
Accounts payable and accrued liabilities	7,188	(8,555)
Net Cash Used in Operating Activities	(154)	(149,659)
Financing Activities
Bank overdraft	–	31,616
Net change in line of credit	–	76,148
Net Cash Provided By Financing Activities	–	107,764
Effect of Exchange Rate Changes on Cash	–	(3,214)
Decrease In Cash	(154)	(45,109)
Cash - Beginning of Period	163	45,272
Cash - End of Period	$9	$163

Supplemental Disclosures
Interest paid	$–	$5,542
Income taxes paid	$–	$–

Supplemental disclosure of non-cash investing and financing activities
Forgiveness of debt by related party	$–	$300,988
Distribution of subsidiary to shareholder	$–	$29,136

The accompanying notes are an integral part of these consolidated financial statements.

AFC Building Technologies Inc.
Consolidated Statements of Stockholders’ Equity (Deficit)
(Expressed in US dollars)

			Additional		Accumulated
			Paid-In	Retained	Other
	Common Stock		(Deficit)	Earnings	Comprehensive
	Shares	Amount	Capital	(Deficit)	Income	Total

Balance, December 31, 2014	34,760,008	$34,760	$(128,755)	$(218,661)	$50,397	$(262,259)

Foreign currency translation adjustments	–	–	–	–	14,671	14,671

Disposal of subsidiary and forgiveness of debt	–	–	330,124	–	(65,068)	265,056

Net loss for the year	–	–	–	(93,629)	–	(93,629)

Balance, December 31, 2015	34,760,008	$34,760	$201,369	$(312,290)	$–	$(76,161)

Net loss for the year	–	–	–	(44,145)	–	(44,145)

Balance, December 31, 2016	34,760,008	$34,760	$201,369	$(356,435)	$–	$(120,306)

The accompanying notes are an integral part of these consolidated financial statements.

AFC Building Technologies Inc.
Notes to the Consolidated Financial Statements
December 31, 2016
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

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders and note holders, the ability of the Company to obtain necessary equity financing to continue operations, and ultimately the attainment of profitable operations. As at December 31, 2016, the Company has not generated any revenues, has a working capital deficit of $120,306, and has an accumulated deficit of $356,435 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

d)	Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are stated at the amount billed to customers and are ordinarily due upon receipt. The Company provides an allowance for doubtful accounts, which is based upon a review of outstanding receivables, historical collection information and existing economic conditions. Provisions for doubtful accounts are recorded when it is deemed probable that the customer will not make the required payments at either the contractual due dates or in the future. At December 31, 2016 and 2015, there were no provisions for doubtful accounts necessary.

The accompanying notes are an integral part of these consolidated financial statements.

AFC Building Technologies Inc.
Notes to the Consolidated Financial Statements
December 31, 2016
(Expressed in US dollars)

e)	Inventory

Inventories are stated at the lower of cost or market. Cost is determined on a standard cost basis that approximates the first-in, first-out (FIFO) method. Market is determined based on net realizable value. Appropriate consideration is given to obsolescence, excessive levels, deterioration, and other factors in evaluating net realizable value. At December 31, 2016 and 2015, the Company had no inventory.

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

ASC 220, Comprehensive Income establishes standards for the reporting and display of comprehensive income (loss) and its components in the consolidated financial statements. During the years ended December 31, 2016 and 2015, the Company’s only component of comprehensive income was foreign currency translation adjustments.

The accompanying notes are an integral part of these consolidated financial statements.

AFC Building Technologies Inc.
Notes to the Consolidated Financial Statements
December 31, 2016
(Expressed in US dollars)

l)	Basic and Diluted Net Loss Per Share

The Company computes net loss per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (EPS) on the face of the statement of operations. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all potentially dilutive shares if their effect is anti-dilutive. The Company did not have any dilutive potential shares outstanding at December 31, 2016 or 2015.

m)	Income Taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has adopted ASC 740, Income Taxes as of its inception. Pursuant to ASC 740 the Company is required to compute tax asset benefits for net operating losses carried forward. The potential benefits of net operating losses have not been recognized in these consolidated financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years. As of December 31, 2016 and 2015, the Company had no accrued interest or penalties related to uncertain tax positions.

n)	Revenue Recognition

The Company recognizes revenue when persuasive evidence of an arrangement exists, products have been shipped, the sales price is fixed or determinable, and collectability is reasonably assured.

o)	Advertising Costs

The Company expenses the cost of advertising and promotional materials when incurred. Total advertising costs were $0 and $5,677 for the years ended December 31, 2016 and 2015, respectively. These expenses were incurred as part of the Company’s discontinued operations and have been presented as part of loss from discontinued operations.

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

The accompanying notes are an integral part of these consolidated financial statements.

AFC Building Technologies Inc.
Notes to the Consolidated Financial Statements
December 31, 2016
(Expressed in US dollars)

3.	Related Party Transactions

a)

At December 31, 2016, the Company owed $7,963 (2015 - $8,021) to the President of the Company. These were monies advanced for general working capital purposes, (i.e. accounting and professional fees) as required. The amount is unsecured, non-interest bearing and due on demand.

b)

At December 31, 2016, the Company owed $36,861 (2015 - $0) to a shareholder of the Company. These were monies advanced for general working capital purposes, (i.e. accounting and professional fees) as required. The amount is unsecured, non-interest bearing and due on demand.

c)

During the year ended December 31, 2016, the Company incurred $3,747 (2015 - $27,640) of contractor expenses to the President of the Company. These expenses were incurred as part of the Company’s discontinued operations and have been presented as part of loss from discontinued operations.

4.	Discontinued Operations and Deconsolidation of Subsidiary

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

Summarized results of the discontinued operation are as follows for the year ended December 31, 2016 and 2015:

	Year	Year
	Ended	Ended
	December 31,	December 31,
	2016	2015
Revenue	$–	$359,017
Cost of Sales	–	265,888
Gross Profit	–	93,129

Expenses
Bank charges and interest	–	6,811
Selling, marketing and administrative	–	136,290
Total Expenses	–	143,101
Other Expenses
Gain (Loss) on foreign exchange	–	(28,344)

Net Income (Loss) from Discontinued Operations	$–	$(78,316)

Cash flows from discontinued operations:

	Year	Year
	Ended	Ended
	December 31,	December 31,
	2016	2015
Operating cash flows	$–	$(149,490)
Investing cash flows	–	–
Financing cash flows	–	107,765
Net cash flows provided by discontinued operations	$–	$(41,725)

The accompanying notes are an integral part of these consolidated financial statements.

AFC Building Technologies Inc.
Notes to the Consolidated Financial Statements
December 31, 2016
(Expressed in US dollars)

5.	Licensing Agreement

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

6.	Income Taxes

The provision for income taxes differs from the amount computed by applying the statutory income tax rate to loss before income taxes as follows at December 31:

	2016	2015
	$	$

Net (Loss) Income Before Taxes	(44,145)	(93,629)
	(15,009)	(36,515)
Non-deductible expenses	–	(2,704)
Valuation allowance	15,009	39,219

Provision for income taxes at combined tax rates	–	–

Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax basis. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in the tax laws and rates on the date of enactment. The Company recognizes interest and penalties related to unrecognized tax benefits within income tax expense. At December 31, 2016, the Company had net operating loss carryforwards of approximately $150,000 that may be offset against future taxable income from the year 2017 through 2030. This results in a deferred tax asset of $50,913 as of December 31, 2016. At December 31, 2015, the Company had net operating loss carryforwards of approximately $105,600. This results in a deferred tax asset of $35,911 as of December 31, 2015. During the year ended December 31, 2015, the Company disposed of its wholly owned subsidiary which resulted in the disposition of $48,500 of net operating loss carryforwards and the $1,676 deferred asset relating to an inventory allowance. The Company has fully allowed for these assets as of the years then ended. The valuation allowance is estimated to be approximately $53,720 and $35,911 for the years ended December 31, 2016 and 2015, respectively.

7.	Subsequent Events

Management has evaluated subsequent events pursuant to ASC Topic 855, and has determined there are no subsequent events to disclose.

The accompanying notes are an integral part of these consolidated financial statements.

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

Our management assessed the effectiveness of our company’s internal control over financial reporting as of December 31, 2016. The framework used by management in making that assessment was the criteria set forth in the document entitled “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. This report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit our company to provide only management’s report in this Report.

Changes in Internal Controls

During the period ended December 31, 2016, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

All directors of our company hold office until the next annual meeting of the security holders or until their successors have been elected and qualified. The officers of our company are appointed by our board of directors and hold office until their death, resignation or removal from office. Our directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Position Held with our company	Age	Date First Elected or Appointed
Cindy Lee Kelly	President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director	58	May 10, 2011

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

In 2005, Ms. Kelly formed the consulting firm Cindy Kelly & Associates, through which she provides administrative and management services to a number of companies, including our company.

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

Board and Committee Meetings

Our board of directors held no formal meetings during the year ended December 31, 2016. All proceedings of the board of directors were conducted by resolutions consented to in writing by all the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the Nevada General Corporate Law and our Bylaws, as valid and effective as if they had been passed at a meeting of the directors duly called and held.

For the year ended December 31, 2016, there was no standing nominating committee or committee performing similar functions for our company. Ms. Kelly participates in the consideration of director nominees.

Nomination Process

As of December 31, 2016, we did not effect any material changes to the procedures by which our shareholders may recommend nominees to our board of directors. Our board of directors does not have a policy with regards to the consideration of any director candidates recommended by our shareholders. Our board of directors has determined that it is in the best position to evaluate our company’s requirements as well as the qualifications of each candidate when the board considers a nominee for a position on our board of directors. If shareholders wish to recommend candidates directly to our board, they may do so by sending communications to the president of our company at the address on the cover of this annual report.

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

(b)	each of our two most highly compensated executive officers who were serving as executive officers at the end of the years ended December 31, 2016 and 2015; and

(c)

up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended December 31, 2016 and 2015, who we will collectively refer to as the named executive officers of our company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compensa- tion ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensa- tion(2) ($)	Total ($)
Cindy Lee Kelly(1) President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director	2016 2015	- -	- -	- -	- -	- -	- -	3,747 27,640	3,747 27,640

(1)	Cindy Lee Kelly was appointed as president, chief executive officer, chief financial officer, secretary, treasurer and director of our company on May 10, 2011.
(2)	These amounts were paid to Cindy Kelly & Associates for the provision of all services related to our administration, office expenses and related overheads.

Stock Option Plan

Currently, we do not have a stock option plan in favor of any director, officer, consultant or employee of our company.

Stock Options/SAR Grants

During our fiscal year ended December 31, 2016 there were no options granted to our named officers or directors.

Outstanding Equity Awards at Fiscal Year End

No equity awards were outstanding as of the year ended December 31, 2016.

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

The following table sets forth, as of June 7, 2017, certain information with respect to the beneficial ownership of our common shares by each shareholder known by us to be the beneficial owner of more than 5% of our common shares, as well as by each of our current directors and executive officers as a group. Each person has sole voting investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
Cindy Lee Kelly(2) 101 ½ Mary Street West Whitby, Ontario, Canada, L1N 2R4	160,008 Common Shares	0.46%
Directors and Executive Officers as a Group	160,008 Common Shares	0.46%
Avis Financial Corporation(3) Talstrasse 20 Zurich, Switzerland, CH-8001	24,000,000 Common Shares	69.045%
Over 5% Shareholders as a Group	24,000,000 Common Shares	69.045%

(1)

Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on June 1, 2017. As of June 1, 2017, we had 34,760,008 shares of our common stock issued and outstanding. All figures assume full dilution of convertible securities held.

(2)	Cindy Kelly has acted as our sole director and officer since May 10, 2011.
(3)	Pieter Danielson has voting and dispositive control over securities held by Avis Financial Corporation.

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

During the year ended December 31, 2016, we incurred $3,747 (2015 - $27,640) of contractor expenses to the president of our company.

Ms. Kelly is our only promoter, as defined in Rule 405 of Regulation C, due to her participation in and management of the business since our incorporation.

Except as disclosed herein, no director, executive officer, shareholder holding at least 5% of shares of our common stock, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction since the year ended December 31, 2016, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year-end for the last three completed fiscal years.

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

The aggregate fees billed for the most recently completed fiscal year ended December 31, 2016 and for fiscal year ended December 31, 2015 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended
	December 31, 2016	December 31, 2015
Audit Fees	$10,000	$10,000
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$10,000	$10,000

Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before our independent auditors are engaged by us to render any auditing or permitted non-audit related service, the engagement be:

•	approved by our audit committee (which consists of our entire board of directors); or
•

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

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)	Financial Statements

(1)	Financial statements for our company are listed in the index under Item 8 of this document
(2)	All financial statement schedules are omitted because they are not applicable, not material or the required information is shown in the financial statements or notes thereto.

(b)	Exhibits

Exhibit	Description
Number

(3)	Articles of Incorporation and Bylaws

3.1	Articles of Incorporation (incorporated by reference to our Registration Statement on Form S- 1 filed on May 9, 2012).

3.2	By-laws (incorporated by reference to our Registration Statement on Form S-1 filed on May 9, 2012).

3.2	Certificate of Amendment (incorporated by reference to our Current Report on Form 8-K filed on January 13, 2014).

(10)	Material Contracts

10.1	Consulting Agreement dated December 30, 2011 between our company and Cindy Kelly & Associates (incorporated by reference to our Registration Statement on Form S-1 filed on May 9, 2012).

10.2	Share Purchase Agreement dated December 30, 2011 between our company and Rossland Asset Management Ltd. (incorporated by reference to our Registration Statement on Form S-1 filed on May 9, 2012).

10.3	License Agreement dated June 30, 2015 between our company and I.S. Grant (incorporated by reference to Exhibit 10.3 of our Annual Report on Form 10-K filed on April 20, 2017).

(31)	Rule 13a-14(a)/15d-14(a) Certifications

31.1*	Section 302 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer

(32)	Section 1350 Certifications

32.1*	Section 906 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer

(101)*	Interactive Data Files

101. INS	XBRL Instance Document
101. SCH	XBRL Taxonomy Extension Schema Document
101. CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101. DEF	XBRL Taxonomy Extension Definition Linkbase Document
101. LAB	XBRL Taxonomy Extension Label Linkbase Document
101. PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

AFC BUILDING TECHNOLOGIES INC.
(Registrant)

Dated: June 8, 2017	/s/ Cindy Lee Kelly
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

Dated: June 8, 2017	/s/ Cindy Lee Kelly
Cindy Lee Kelly
President, Chief Executive Officer, Chief
Financial Officer, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial
Officer and Principal Accounting Officer)