Form 10-K/A
period 2016-12-31
AFC BUILDING TECHNOLOGIES INC.
filed 2018-01-05
CIK 1533030

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No.1

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
Emerging growth company [ ]

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
34,760,008 common shares as of January 4, 2018

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

This Amendment No. 1 (the “Amendment”) to the Annual Report on Form 10-K of AFC Building Technologies Inc. (“we”, “us”, “our”, the “Company”) for the fiscal year ended December 31, 2016 (originally filed with the Securities and Exchange Commission  on October 7, 2016) (the “Original Filing”) is to supplement or revise the Original Filing as follows:

  to include the audit opinion of Haynie & Company Certified Public Accountants, which was omitted from the Original Filing;
  to amend certain disclosure regarding management’s assessment and the effectiveness of our internal controls over financial reporting; and
  to make such other incidental amendments as required to clarify and reconcile the Amendment with the disclosure contained in the Original Filing.

Except where explicitly stated, this Amendment speaks as of the Original Filing Date, does not reflect events that may have occurred subsequent to the Original Filing Date, and does not modify or update in any way disclosures made in the Form 10-K.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the certifications required pursuant to the rules promulgated under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, which were included as exhibits to the Original Report, have been amended, restated and re-executed as of the date of this Amendment No. 1 and are included as Exhibits 31.1 and 32.1 hereto

PART I

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

Holders

As of January 4, 2018, there were approximately 9 holders of record of our common stock, and we had 34,760,008 common shares issued and outstanding.

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

Liquidity and Financial Condition

Working Capital

	At	At
	December 31,	December 31,
	2016	2015
Current assets	$9	$163
Current liabilities	$120,315	$76,324
Working capital (deficit)	$(120,306)	$(76,161))

Cash Flows

	Year Ended	Year Ended
	December 31,	December 31,
	2016	2015
Cash flows used in operating activities	$(154)	$(149,659)
Cash flows provided by financing activities	$--	$107,764
Net (decrease) in cash during year	$(154)	$(45,109)

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
				2015
				and Year Ended
				December 31,
				2016
Revenue	$-		$-	$-
Total operating expenses	$46,122		$22,245	$23,877
Other (income) expenses	$(1,977	)-	$(6,932)	$(4,955)
Loss From Discontinued Operations	$-		$78,316	$(78,316)
Net loss	$44,145		$93,629	$(49,484)

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

Item 8.        Financial Statements and Supplementary Data

AFC Building Technologies Inc.

December 31, 2016

Haynie & Company

Certified Public Accountants (a professional corporation)
50 West Broadway, Suite 600 Salt Lake City, UT 84101 (801) 532-7800 Fax (801) 328-4461

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
AFC Building Technologies, Inc. and Subsidiary

We have audited the accompanying balance sheets of AFC Building Technologies, Inc. and Subsidiary as of December 31, 2016 and 2015, and the related consolidated statements of operations and comprehensive loss, stockholders' equity (deficit), and cash flows for each of the years then ended. AFC Building Technologies, Inc. and Subsidiary's management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AFC Building Technologies, Inc. and Subsidiary as of December 31, 2016 and 2015, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared on the going concern basis. As discussed in Note 1 to the financial statements, there is substantial doubt about the Company's ability to continue as a going concern, which is dependent upon the continued financial support from its shareholders and note holders. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our opinion is not modified with respect to that matter.

Haynie & Company

Haynie & Company
Salt Lake City, Utah
June 8, 2017

PrimeGlobal An Association of Independent Accounting Firms

1785 West Printers Row Salt Lake City, Utah 84119 (801) 972-4800

5974 South Fashion Pointe Dr., Suite 120 South Ogden, UT 84403 (801) 479-4800

1221 West Mineral Avenue Suite 202 Littleton, Colorado 80120-4544 (303) 734-4800

873 North Cleveland Avenue Loveland, Colorado 80537 (303) 577-4800

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

AFC Building Technologies Inc.
Consolidated Statements of Cash Flows

	Year Ended
	December 31
	2016	2015

Operating Activities

Net Loss	$(44,145)	$(93,629)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation expense	–	142
Changes in operating assets and liabilities:
Prepaid expenses	–	2,915
Inventories	–	236
Accounts receivable	–	(62,693)
Due to related parties	36,803	11,925
Accounts payable and accrued liabilities	7,188	(8,554)
Net Cash Used in Operating Activities	(154)	(149,659)
Financing Activities

Bank overdraft	–	31,616
Net change in line of credit	–	76,148
Net Cash Provided By Financing Activities	–	107,764
Effect of Exchange Rate Changes on Cash	–	(3,214)
Decrease In Cash	(154)	(45,109)
Cash - Beginning of Period	163	45,272
Cash - End of Period	$9	$163

Supplemental Disclosures
Interest paid	$–	$5,542
Income taxes paid	$–	$–

Supplemental disclosure of non-cash investing and financing activities
Forgiveness of debt by related party	$–	$300,988
Distribution of subsidiary to shareholder	$–	$29,136

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

3.	Related Party Transactions

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

Management's Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2016. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework, as published in 1992.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of December 31, 2016, our management determined that there were control deficiencies that constituted material weaknesses, as described below:

  There is a lack of accounting personnel with the requisite knowledge of Generally Accepted Accounting Principles in the US (“GAAP”) and the financial reporting requirements of the Securities and Exchange Commission;
  There are insufficient written policies and procedures to ensure the correct application of accounting and financial reporting with respect to the current requirements of GAAP and SEC disclosure requirements; and
  There is a lack of segregation of duties, in that we only had one person performing all accounting-related duties.

Our management reviewed the results of its assessment with our Board of Directors. Notwithstanding the existence of these material weaknesses in our internal control over financial reporting, our management believes that the consolidated financial statements included in its reports fairly present in all material respects our company’s financial condition, results of operations and cash flows for the periods presented.

This annual report does not include an attestation report of our company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit our company to provide only management’s report in this annual report.

Inherent limitations on effectiveness of controls

Internal control over financial reporting has inherent limitations which include but is not limited to the use of independent professionals for advice and guidance, interpretation of existing and/or changing rules and principles, segregation of management duties, scale of organization, and personnel factors. Internal control over financial reporting is a process which involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements on a timely basis, however these inherent limitations are known features of the financial reporting process and it is possible to design into the process safeguards to reduce, though not eliminate, this risk. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the year ended December 31, 2016 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compensa- tion ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensa- tion (2) ($)	Total ($)
Cindy Lee Kelly(1) President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director	2016 2015	- -	- -	- -	- -	- -	- -	3,747 27,640	3,747 27,640

(1)	Cindy Lee Kelly was appointed as president, chief executive officer, chief financial officer, secretary, treasurer and director of our company on May 10, 2011.
(2)	These amounts were paid to Cindy Kelly & Associates for the provision of all services related to our administration, office expenses and related overheads.

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

Item 12.      Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of January 4, 2018, certain information with respect to the beneficial ownership of our common shares by each shareholder known by us to be the beneficial owner of more than 5% of our common shares, as well as by each of our current directors and executive officers as a group. Each person has sole voting investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

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

(1)

Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on January 4, 2018. As of January 4, 2018, we had 34,760,008 shares of our common stock issued and outstanding. All figures assume full dilution of convertible securities held.

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

AFC BUILDING TECHNOLOGIES INC.
(Registrant)

Dated: January 4, 2018	/s/Cindy Lee Kelly
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

Dated: January 4, 2018	/s/Cindy Lee Kelly
Cindy Lee Kelly
President, Chief Executive Officer, Chief
Financial Officer, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial
Officer and Principal Accounting Officer)