Form 10-Q
period 2017-03-31
AFC BUILDING TECHNOLOGIES INC.
filed 2018-01-22
CIK 1533030

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF [X] 1934

For the quarterly period ended March 31, 2017

or

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

34,760,008 common shares issued and outstanding as of January 18, 2018.

PART I – FINANCIAL INFORMATION

Item 1.                         Financial Statements

Our unaudited condensed consolidated financial statements for the three month periods ended March 31, 2017 and 2016 form part of this quarterly report. Unless otherwise specified our financial statements are expressed in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles with the instructions to Form 10-Q and Article 8 of Regulation S-X.

Operating results for the three month period ended March 31, 2017 are not necessarily indicative of the results that can be expected for the year ending December 31, 2017.

AFC Building Technologies Inc.
Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2017	2016
	(Unaudited)

ASSETS

Current Assets

Cash	$232	$9

Total Assets	$232	$9

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accounts payable and accrued liabilities	$89,110	$75,491
Due to related party (Note 2)	45,119	44,824
Total Liabilities	134,229	120,315

Commitments and Contingencies

Stockholders’ Deficit

Preferred stock, $0.001 par value, 50,000,000 shares authorized, no shares issued and outstanding	–	–

Common stock, $0.001 par value, 200,000,000 shares authorized, 34,760,008 shares issued and outstanding, respectively	34,760	34,760

Additional paid-in capital	201,369	201,369

Accumulated deficit	(370,126)	(356,435)

Total Stockholders’ Deficit	(133,997)	(120,306)

Total Liabilities and Stockholders’ Deficit	$232	$9

(The accompanying notes are an integral part of these condensed consolidated financial statements)

AFC Building Technologies Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)

	Three Months Ended
	March 31,
	2017	2016
Expenses

Bank charges and interest	$72	$42
Selling, marketing and administrative	13,619	–
Total Operating Expenses	13,691	42

Loss Before Taxes	(13,691)	(42)

Income Taxes	–	–

Net Loss	$(13,691)	$(42)

Loss per Common Share – Basic and Diluted	$(0.00)	$(0.00)

Weighted Average Shares Outstanding	34,760,008	34,760,008

(The accompanying notes are an integral part of these condensed consolidated financial statements)

AFC Building Technologies Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	March 31,
	2017	2016
Operating Activities
Net Loss	$(13,691)	$(42)
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	13,619	–
Due to related party	295	–
Net Cash Provided By (Used in) Operating Activities	223	(42)
Net Cash (Used in) Investing Activities	-	-
Net Cash (Used in) Financing Activities	-	-
Increase (Decrease) In Cash	223	(42)
Cash - Beginning of Period	9	163
Cash - End of Period	$232	$121

Supplemental Disclosures
Interest paid	$–	$–
Income taxes paid	$–	$–

(The accompanying notes are an integral part of these condensed consolidated financial statements)

AFC Building Technologies Inc.
Notes to Condensed Consolidated Financial Statements
March 31, 2017 and 2016
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

Going Concern

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders and note holders, the ability of the Company to obtain necessary equity financing to continue operations, and ultimately the attainment of profitable operations. Since June 30, 2015, the Company has not generated any revenues, has a working capital deficit of $133,997, and has an accumulated deficit of $370,126 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Summary of Significant Accounting Policies

Basis of Presentation

The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the Securities and Exchange Commission (“SEC”) instructions for companies filing Form 10-Q. In the opinion of management, the unaudited condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of March 31, 2017, and the results of operations and cash flows for the periods ended March 31, 2017 and 2016. The financial data and other information disclosed in the notes to the interim financial statements related to the periods are unaudited. The results for the three-month period ended March 31, 2017 are not necessarily indicative of the results to be expected for any subsequent quarter or the entire year ending December 31, 2017. These unaudited interim financial statements should be read in conjunction with the Company’s annual audited financial statements and notes thereto for the year ended December 31, 2016, included in the Company’s Form 10-K filed on June 8, 2017 with the SEC.

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

AFC Building Technologies Inc.
Notes to Condensed Consolidated Financial Statements
March 31, 2017 and 2016
(Unaudited)

2.	Related Party Transactions

a)

At March 31, 2017, the Company owed $7,963 (December 31, 2016 - $7,963) to the President of the Company. These were monies advanced for general working capital purposes, (i.e. accounting and professional fees) as required. The amount is unsecured, non-interest bearing and due on demand.

b)

At March 31, 2017, the Company owed $37,156 (December 31, 2016 - $36,861) to a shareholder of the Company. These were monies advanced for general working capital purposes, (i.e. accounting and professional fees) as required. The amount is unsecured, non-interest bearing and due on demand.

3.	Licensing Agreement

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

4.	Subsequent Events

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

General Overview

We were incorporated under the laws of the state of Nevada on May 10, 2011.Our fiscal year end is December 31. Our business offices are currently located at 101 ½ Mary Street West, Whitby, Ontario, Canada, L1N 2R4. The address of agent for service in Nevada and registered corporate office is c/o National Registered Agents, Inc. of Nevada, 100 East William Street, Suite 204, Carson City, NV, 89701. Our telephone number is (905) 430-6433.

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

Results of Operations

The following summary of our results of operations should be read in conjunction with our financial statements for the quarter ended March 31, 2017, which are included herein.

Three Months Ended March 31, 2017 and March 31, 2016

Our operating results for the three months ended March 31, 2017 and March 31, 2016 are summarized as follows:

	Three	Three
	Months	Months
	Ended	Ended
	March 31,	March 31,
	2017	2016
Revenue	$-	$-
Cost of sales	-	-
Bank charges and interest	72	42
Selling, marketing and administrative expenses	13,619	-
Total Operating Expenses	13,691)	42
Net Loss	(13,691)	(42)
Net per Common Share—Basic and Diluted	$(0.00)	$(0.00)

Revenue

We had no revenues during the three month periods ended March 31, 2017 and March 31, 2016, respectively.

Cost of Sales

Cost of sales have been recorded as $0.

Operating Expenses

We incurred a net loss from operations of $13,691 for the three months ended March 31, 2017, compared to $42 during the three months ended March 31, 2016. The significant increase in net loss during the three months ended March 31, 2017 resulted almost entirely from the $13,691 in Selling, marketing and administrative expenses (March 31, 2016 - $0) incurred in preparation of the Company’s financial statements and public disclosure documents. Bank charges and interest during the three months ended March 31, 2017 were $72 (March 31, 2016 -$42).

Liquidity and Financial Condition

Working Capital

	At	At
	March	December
	31	31
	2017	2016
Current Assets	$232	$9
Current Liabilities	134,229	120,315
Working capital (deficit)	$(133,997)	$(120,306)

As of March 31, 2017 we had current assets of $232 (consisting of cash), current liabilities of $134,299, and a working capital deficit of $133,997. This compares to our total current assets of $9, current liabilities of $120,315, and working capital deficit of $120,306 as at December 31, 2016.

Cash Flows

	Three	Three
	Months	Months
	Ended	Ended
	March 31, 2017	March 31, 2016

Net Cash provided by (Used in) operating activities	$223	$(42)
Net Cash (Used in) investing activities	-	-
Net Cash (Used in) financing activities	-	-
Net increase (decrease) in cash during period	$223	$(42)

Operating Activities

Net cash provided by operating activities was $223 during the three months ended March 31, 2017 compared with net cash used in operating activities of $42 during the three months ended March 31, 2016. This increase in cash provided was the result of cash advances made during 2017 by related parties.

Investing Activities

The Company had no active investments during the three months ended March 31, 2017 or 2016, respectively.

Financing Activities

Net cash provided by financing activities was $0 in the three months ended March 31, 2017 and March 31, 2016, respectively.

Going Concern

Our consolidated financial statements for the three month period ended March 31, 2017 have been prepared on a going concern basis and contain an additional explanatory paragraph which identifies issues that raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The continuation of our company as a going concern is dependent upon the continued financial support from our shareholders and note holders, the ability of our company to obtain necessary equity financing to continue operations, and ultimately the attainment of profitable operations. As at March 31, 2017, our company has not generated any revenues, has a working capital deficit of $133,997, and has an accumulated deficit of $370,126. These factors raise substantial doubt regarding our company’s ability to continue as a going concern. These condensed consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should our company be unable to continue as a going concern.

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

Item 4.                         Controls and Procedures

Management’s Report on Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States. Our management assessed the effectiveness of our internal control over financial reporting as of March 31, 2017. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework, as published in 1992.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of March 31, 2017, our management determined that there were control deficiencies that constituted material weaknesses, as described below:

•             There is a lack of accounting personnel with the requisite knowledge of Generally Accepted Accounting Principles in the US (“GAAP”) and the financial reporting requirements of the Securities and Exchange Commission;

•             There are insufficient written policies and procedures to ensure the correct application of accounting and financial reporting with respect to the current requirements of GAAP and SEC disclosure requirements; and

•             There is a lack of segregation of duties, in that we only had one person performing all accounting-related duties.

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

AFC BUILDING TECHNOLOGIES INC.
(Registrant)

Dated: January 22, 2017	By:	/s/ Cindy Lee Kelly
Cindy Lee Kelly
President, Chief Executive Officer, Chief Financial
Officer, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial
Officer and Principal Accounting Officer)