Form 10-Q
period 2017-06-30
AFC BUILDING TECHNOLOGIES INC.
filed 2018-01-22
CIK 1533030

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

or

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

PART I – FINANCIAL INFORMATION

Item 1.                           Financial Statements

Our unaudited condensed consolidated financial statements for the six month periods ended June 30, 2017 and 2016 form part of this quarterly report. Unless otherwise specified our financial statements are expressed in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles with the instructions to Form 10-Q and Article 8 of Regulation S-X.

Operating results for the six month period ended June 30, 2017 are not necessarily indicative of the results that can be expected for the year ending December 31, 2017.

AFC Building Technologies Inc.
Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2017	2016
	(Unaudited)

ASSETS

Current Assets

Cash	$190	$9

Total Assets	$190	$9

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accounts payable and accrued liabilities	$104,358	$75,491
Due to related party (Note 2)	45,119	44,824
Total Liabilities	149,477	120,315

Commitments and Contingencies

Stockholders’ Deficit

Preferred stock, $0.001 par value, 50,000,000 shares authorized, no shares issued and outstanding	–	–

Common stock, $0.001 par value, 200,000,000 shares authorized, 34,760,008 shares issued and outstanding, respectively	34,760	34,760

Additional paid-in capital	201,369	201,369

Accumulated deficit	(385,416)	(356,435)

Total Stockholders’ Deficit	(149,287)	(120,306)

Total Liabilities and Stockholders’ Deficit	$190	$9

(The accompanying notes are an integral part of these condensed financial statements)

AFC Building Technologies Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Expenses
Bank charges and interest	$42	$42	$114	$84
Selling, marketing and administrative	15,248	836	28,867	836

Total Operating Expenses	15,290	878	28,981	920

Loss Before Taxes	(15,290)	(878)	(28,981)	(920)

Income Taxes	–	–	–	–

Net Loss	$(15,290)	$(878)	$(28,981)	$(920)

Loss per Common Share – Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Shares Outstanding	34,760,008	34,760,008	34,760,008	34,760,008

(The accompanying notes are an integral part of these condensed financial statements)

AFC Building Technologies Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six months Ended
	June 30,
	2017	2016
Operating Activities
Net Loss	$(28,981)	$(920)
Changes in Operating Assets and Liabilities:
Accounts payable and accrued liabilities	28,867	–
Due to related party	295	836
Net Cash Provided By (Used in) Operating Activities	181	(84)
Net Cash (Used in) Investing Activities	-	-
Net Cash (Used in) Financing Activities	-	-
Increase (Decrease) In Cash	181	(84)
Cash - Beginning of Period	9	163
Cash - End of Period	$190	$79

Supplemental Disclosures
Interest paid	$–	$–
Income taxes paid	$–	$–

(The accompanying notes are an integral part of these condensed financial statements)

AFC Building Technologies Inc.
Notes to Condensed Consolidated Financial Statements
June 30, 2017 and 2016

1.	Nature of Operations

AFC Building Technologies Inc. (the “Company”) was incorporated under the laws of the State of Nevada on May 10, 2011. Effective January 10, 2014, the Company changed its name from Auto Tool Technologies Inc. to AFC Building Technologies Inc. The Company was engaged in the sales and distribution of hand tools in Canada.

Going Concern

On June 30, 2015, the Company decided that continuing the operations of its wholly-owned subsidiary, DSL Products Limited (“DSL”) would no longer be economically feasible. All of the shares of DSL held by the Company were returned to DSL for cancellation and as of June 30, 2015 the Company no longer held any interest in DSL. The Company is in the process of determining a new line of business.

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders and note holders, the ability of the Company to obtain necessary equity financing to continue operations, and ultimately the attainment of profitable operations. Since June 30, 2015, the Company has not generated any revenues, has a working capital deficit of $149,287, and has an accumulated deficit of $385,416 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Summary of Significant Accounting Policies

Basis of Presentation

The unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the Securities and Exchange Commission (“SEC”) instructions for companies filing Form 10-Q. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of June 30, 2017, and the results of operations and cash flows for the periods ended June 30, 2017 and 2016. The financial data and other information disclosed in the notes to the interim financial statements related to the periods are unaudited. The results for the three and six-month period ended June 30, 2017 are not necessarily indicative of the results to be expected for any subsequent quarter or the entire year ending December 31, 2017. These unaudited interim financial statements should be read in conjunction with the Company’s annual audited financial statements and notes thereto for the year ended December 31, 2016, included in the Company’s Form 10-K filed on June 8, 2017 with the SEC.

Use of Estimates

The preparation of these financial statements in accordance with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to useful life and recoverability of long-lived assets, collectability of receivables and related bad debt expenses, inventory shrinkage and write off, deferred income tax asset valuations and loss contingencies. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

AFC Building Technologies Inc.
Notes to Condensed Consolidated Financial Statements
June 30, 2017 and 2016
(Unaudited)

2.	Related Party Transactions

a)

At June 30, 2017, the Company owed $7,963 (December 31, 2016 - $7,963) to the President of the Company. These were monies advanced for general working capital purposes, (i.e. accounting and professional fees) as required. The amount is unsecured, non-interest bearing and due on demand.

b)

At June 30, 2017, the Company owed $37,156 (December 31, 2016 - $36,861) to a shareholder of the Company. These were monies advanced for general working capital purposes, (i.e. accounting and professional fees) as required. The amount is unsecured, non-interest bearing and due on demand.

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

Results of Operations

The following summary of our results of operations should be read in conjunction with our financial statements for the quarter ended June 30, 2017, which are included herein.

Three Months Ended June 30, 2017 and June 30, 2016

Our operating results for the three months ended June 30, 2017 and June 30, 2016 are summarized as follows:

	Three	Three
	Months	Months
	Ended	Ended
	June 30,	June 30,
	2017	2016
Revenue	$-	$-
Cost of sales	-	-
Bank charges and interest	42	42
Selling, marketing and administrative	15,248	836
Net Loss	(15,290)	(878)
Loss per common share – Basic and Diluted	$(0.00)	$(0.00)

Revenue and Cost of Sales

We had no revenues and did not engage in any sales activities during the three month periods ended June 30, 2017 and June 30, 2016, respectively.

Operating Expenses

We incurred a net loss from operations of $15,290 for the three months ended June 30, 2017, compared to $878 during the three months ended June 30, 2016. The significant increase in net loss during the three months ended June 30, 2017 resulted almost entirely from the $15,248 in Selling, marketing and administrative expenses (June 30, 2016 - $836) incurred in preparation of the Company’s financial statements and public disclosure documents. Bank charges and interest were $42 during each of the three month periods ended June 30, 2017 and June 30, 2016, respectively.

Six Months Ended June 30, 2017 and June 30, 2016

Our operating results for the six months ended June 30, 2017and June 30, 2016 are summarized as follows:

	Six	Six
	Months	Months
	Ended	Ended
	June 30,	June 30,
	2017	2016
Revenue	$-	$-
Cost of sales	-	-
Bank charges and interest	114	84
Selling, marketing and administrative	28,867	836
Net Loss	(28,981)	(920)
Loss per common share – Basic and Diluted	$(0.00)	$(0.00)

Our financial statements report a net loss of $28,981 for the six month period ended June 30, 2017 compared to a net loss of $920 for the six-month period ended June 30, 2016. The significant increase in net loss during the six months ended June 30, 2017 resulted almost entirely from the $28,867 in Selling, marketing and administrative expenses (June 30, 2016 - $836) incurred in preparation of the Company’s financial statements and public disclosure documents. Bank charges and interest during the six months ended June 30, 2017 were $114 (June 30, 2016 -$84).

Liquidity and Financial Condition

Working Capital

	At	At
	June	December
	30,	31,
	2017	2016
Current Assets	$190	$9
Current Liabilities	149,477	120,315
Working capital (deficit)	$149,287	$(120,306)

As at June 30, 2017 we had current assets of $190 (consisting of cash), current liabilities of $149,477, and a working capital deficit of $149,287. This compares to our total current assets of $9, current liabilities of $120,315, and working capital deficit of $120,306 as at December 31, 2016.

Cash Flows

	Six	Six
	Months	Months
	Ended	Ended
	June 30,	June 30,
	2017	2016
Net cash provided by (used in) operating activities	$181	$(84)
Net cash (used in) investing activities	-	-
Net cash (used in) financing activities	-	-
Net increase (decrease) in cash during period	$181	$(84)

Operating Activities

Net cash provided by operating activities was $181 during the six months ended June, 2017 compared with net cash used in operating activities of $84 during the six months ended June 30, 2016. This increase in cash provided was the result of cash advances made during 2017 by related parties.

Investing Activities

The Company had no active investments during the six months ended June 30, 2017 or 2016, respectively.

Financing Activities

Net cash provided by financing activities was $0 during the six months ended June 30, 2017 and 2016, respectively.

Going Concern

Our consolidated financial statements for the six month period ended June 30, 2017 have been prepared on a going concern basis and contain an additional explanatory paragraph which identifies issues that raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The continuation of our company as a going concern is dependent upon the continued financial support from our shareholders and note holders, the ability of our company to obtain necessary equity financing to continue operations, and ultimately the attainment of profitable operations. As at June 30, 2017, our company has not generated any revenues, has a working capital deficit of $154,559, and has an accumulated deficit of $390,688. These factors raise substantial doubt regarding our company’s ability to continue as a going concern. These condensed consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should our company be unable to continue as a going concern.

Critical Accounting Policies

These financial statements and related notes are expressed in US dollars. The consolidated financial statements include the accounts of the Company and formerly wholly-owned subsidiary, DSL Products Limited. All inter-company accounts and transactions have been eliminated. The Company’s fiscal year-end is December 31.

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

AFC BUILDING TECHNOLOGIES INC.
(Registrant)

Dated: January 22, 2018	By:	/s/ Cindy Lee Kelly
Cindy Lee Kelly
President, Chief Executive Officer, Chief Financial
Officer, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial
Officer and Principal Accounting Officer)