Form 10-Q
period 2017-09-30
AFC BUILDING TECHNOLOGIES INC.
filed 2018-01-22
CIK 1533030

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF [X] 1934

For the quarterly period ended September 30, 2017

or

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

PART I – FINANCIAL INFORMATION

Item 1.                         Financial Statements

Our unaudited condensed consolidated financial statements for the three and nine month periods ended September 30, 2017 and 2016 form part of this quarterly report. Unless otherwise specified our financial statements are expressed in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles with the instructions to Form 10-Q and Article 8 of Regulation S-X.

Operating results for the nine month period ended September 30, 2017 are not necessarily indicative of the results that can be expected for the year ending December 31, 2017.

AFC Building Technologies Inc.
Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2017	2016
	(Unaudited)
ASSETS

Current Assets

Cash	$149	$9

Total Assets	$149	$9

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accounts payable and accrued liabilities	$119,845	$75,491
Due to related party (Note 2)	45,741	44,824
Total Liabilities	165,586	120,315

Commitments and Contingencies

Stockholders’ Deficit

Preferred stock, $0.001 par value, 50,000,000 shares authorized, no shares issued and outstanding	–	–

Common stock, $0.001 par value, 200,000,000 shares authorized, 34,760,008 shares issued and outstanding, respectively	34,760	34,760

Additional paid-in capital	201,369	201,369

Accumulated deficit	(401,566)	(356,435)

Total Stockholders’ Deficit	(165,437)	(120,306)

Total Liabilities and Stockholders’ Deficit	$149	$9

(The accompanying notes are an integral part of these condensed financial statements)

AFC Building Technologies Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Expenses
Bank charges and interest	$41	$42	$155	$126
Selling, marketing and administrative	16,109	1,873	44,976	2,709

Total Operating Expenses	16,150	1,915	45,131	2,835

Loss Before Taxes	(16,150)	(1,915)	(45,131)	(2,835)

Income Taxes	–	–	–	–

Net Loss	$(16,150)	$(1,915)	$(45,131)	$(2,835)

Loss per Common Share – Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Shares Outstanding	34,760,008	34,760,008	34,760,008	34,760,008

(The accompanying notes are an integral part of these condensed financial statements)

AFC Building Technologies Inc.
Condensed Consolidated Statements of Cash Flows
(Expressed in US dollars)
(Unaudited)

	Nine months Ended
	September 30,
	2017	2016
Operating Activities
Net Loss	$(45,131)	$(2,835)
Changes in Operating Assets and Liabilities:
Accounts payable and accrued liabilities	44,354	2,709
Due to related party	917	–
Net Cash Provided by (Used in) Operating Activities	140	(126)
Net Cash (Used in) Investing Activities	-	-
Net Cash (Used in) Financing Activities	-	-
Increase (Decrease) In Cash	140	(126)
Cash - Beginning of Period	9	163
Cash - End of Period	$149	$37

Supplemental Disclosures
Interest paid	$–	$–
Income taxes paid	$–	$–

(The accompanying notes are an integral part of these condensed financial statements)

AFC Building Technologies Inc.
Notes to Condensed Consolidated Financial Statements
September 30, 2017 and 2015

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

Going Concern

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders and note holders, the ability of the Company to obtain necessary equity financing to continue operations, and ultimately the attainment of profitable operations. Since June 30, 2015, the Company has not generated any revenues, has a working capital deficit of $165,437, and has an accumulated deficit of $401,566 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Summary of Significant Accounting Policies

Basis of Presentation

The unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the Securities and Exchange Commission (“SEC”) instructions for companies filing Form 10-Q. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of September 30, 2017, and the results of operations and cash flows for the periods ended September 30, 2017 and 2016. The financial data and other information disclosed in the notes to the interim financial statements related to the periods are unaudited. The results for the three and nine-month periods ended September 30, 2017 are not necessarily indicative of the results to be expected for any subsequent quarter or the entire year ending December 31, 2017. These unaudited interim financial statements should be read in conjunction with the Company’s annual audited financial statements and notes thereto for the year ended December 31, 2016, included in the Company’s Form 10-K filed on June 8, 2017 with the SEC.

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

AFC Building Technologies Inc.
Notes to Condensed Consolidated Financial Statements
September 30, 2017 and 2016
(Unaudited)

2.	Related Party Transactions

a)

At September 30, 2017, the Company owed $8,585 (December 31, 2016 - $7,963) to the President of the Company. These were monies advanced for general working capital purposes, (i.e. accounting and professional fees) as required. The amount is unsecured, non-interest bearing and due on demand.

b)

At September 30, 2017, the Company owed $37,156 (December 31, 2016 - $36,861) to a shareholder of the Company. These were monies advanced for general working capital purposes, (i.e. accounting and professional fees) as required. The amount is unsecured, non-interest bearing and due on demand.

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

Results of Operations

The following summary of our results of operations should be read in conjunction with our financial statements for the quarter ended September 30, 2017, which are included herein.

Three Months Ended September 30, 2017 and September 30, 2016

Our operating results for the three months ended September 30, 2017 and September 30, 2016 are summarized as follows:

	Three	Three
	Months	Months
	Ended	Ended
	September	September
	30,	30,
	2017	2016
Revenue	$-	$-
Cost of sales	-	-
Bank charges and interest	41	42
Selling, marketing and administrative	16,109	1,873
Net Loss	(16,150)	(1,915)
Loss per common share – Basic and Diluted	$(0.00)	$(0.00)

Revenue and Cost of Sales

We had no revenues and did not engage in any sales activities during the three month periods ended September 30, 2017 and September 30, 2016, respectively.

Operating Expenses

We incurred a net loss from operations of $16,150 for the three months ended September 30, 2017, compared to $1,915 during the three months ended September 30, 2016. The significant increase in net loss during the three months ended September 30, 2017 resulted almost entirely from the $16,109 in Selling, marketing and administrative expenses (September 30, 2016 - $1,873) incurred in preparation of the Company’s financial statements and public disclosure documents. Bank charges and interest were $41 and $42 the three month periods ended September 30, 2017 and September 30, 2016, respectively.

Nine Months Ended September 30, 2017 and September 30, 2016

Our operating results for the nine months ended September 30, 2017and September 30, 2016 are summarized as follows:

	Nine	Nine
	Months	Months
	Ended	Ended
	September	September
	30,	30,
	2017	2016
Revenue	$-	$-
Cost of sales	-	-
Bank charges and interest	155	126
Selling, marketing and administrative	44,976	2,709
Net Loss	(45,131)	(2,835)
Loss per common share – Basic and Diluted	$(0.00)	$(0.00)

Our financial statements report a net loss of $46,131for the nine month period ended September 30, 2017 compared to a net loss of $2,835 for the nine-month period ended September 30, 2016. The significant increase in net loss during the nine months ended September 30, 2017 resulted almost entirely from the $44,976 in Selling, marketing and administrative expenses (September 30, 2016 - $0) incurred in preparation of the Company’s financial statements and public disclosure documents. Bank charges and interest during the nine months ended September 30, 2017 were $155 (September 30, 2016 -$126).

Liquidity and Financial Condition

Working Capital

	At	At
	September	December
	30,	31,
	2017	2016
Current assets	$149	$9
Current liabilities	165,558	120,315
Working capital (deficit)	$165,409	$120,306

As at September 30, 2017 we had current assets of $149 (consisting of cash), current liabilities of $165,558, and a working capital deficit of $165,409. This compares to our total current assets of $9, current liabilities of $120,315, and working capital deficit of $120,306 as at December 31, 2016.

Cash Flows

	Nine	Nine
	Months	Months
	Ended	Ended
	September 30,	September 30,
	2017	2016
Net cash Provided by (Used In) operating activities	$140	$(126)
Net cash (Used In) investing activities	-	-
Net cash (Used In) financing activities	-	-
Net increase (decrease) in cash during period	$140	$37

Operating Activities

Net cash provided by operating activities was $140 during the nine months ended September, 2017 compared with net cash used in operating activities of $126 during the nine months ended September 30, 2016. This increase in cash provided was the result of cash advances made during 2017 by related parties.

Investing Activities

The Company had no active investments during the nine months ended September 30, 2017 or 2016, respectively.

Financing Activities

Net cash provided by financing activities was $0 during the nine months ended September 30, 2017 and 2016, respectively.

Going Concern

Our consolidated financial statements for the nine month period ended September 30, 2017 have been prepared on a going concern basis and contain an additional explanatory paragraph which identifies issues that raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The continuation of our company as a going concern is dependent upon the continued financial support from our shareholders and note holders, the ability of our company to obtain necessary equity financing to continue operations, and ultimately the attainment of profitable operations. As at September 30, 2017, our company has not generated any revenues, has a working capital deficit of $165,437, and has an accumulated deficit of $401,566. These factors raise substantial doubt regarding our company’s ability to continue as a going concern. These condensed consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should our company be unable to continue as a going concern.

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