Form 10-K
period 2017-12-31
AFC BUILDING TECHNOLOGIES INC.
filed 2018-05-01
CIK 1533030

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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
Yes [   ]   No [X]

The aggregate market value of Common Stock held by non-affiliates of the Registrant on June 30, 2017 was $0 based on no bid or asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

36,760,008 common shares as of April 16, 2018

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

As used in this current report and unless otherwise indicated, the terms “we”, “us” and “our” mean AFC Building Technologies Inc., a company incorporated under the laws of the state of Nevada.

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

In addition to the change of name, our board of directors and a majority holder of our company's voting securities approved a 1 for 8 forward split of our then issued and outstanding shares of common stock, pursuant to which our issued and outstanding shares increased from 4,345,001 shares of common stock to 34,760,008 shares of common stock, our authorized capital remains unchanged. All references to common stock have been retroactively re-stated.

A Certificate of Amendment to effect the change of name was filed and became effective with the Nevada Secretary of State on January 10, 2014.

These amendments were reviewed by the Financial Industry Regulatory Authority (FINRA) and approved for filing with an effective date of January 14, 2014. The forward split and name change became effective with the Over-the-Counter market at the opening of trading on January 14, 2014. Our trading symbol is “AFCT”. Our CUSIP number is 00108E 100.

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

Suppliers

We do not have any current suppliers.

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

Employees

We have no employees. Our current Chief Financial Officer and former director, Cindy Kelly, provides management and administration services to our Company as a consultant on an as-needed basis.

Our current President, Chief Executive Officer and sole director, Christopher Hansen, provides management and administration services to our Company as a consultant on an as-needed basis.

Distribution Methods

We do not currently maintain any distribution infrastructure.

Government Regulation

There are no governmental regulations that are material to our operations.

Research and Development

We have not incurred any research or development expense over the last two fiscal years.

Purchase of Significant Equipment

We do not intend to purchase any significant equipment over the next twelve months.

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

Item 2.        Properties

Executive Offices

We do not own interests in any real property. Our executive office is located at 101 ½ Mary Street West, Whitby, Ontario, Canada, L1N 2R4. Our Chief Financial Officer, has provided us with 1,000 square ft. of furnished office which is our principal executive office. This location currently serves as our primary office for planning and implementing our business plan. This space is currently sufficient for our purposes, and we expect it to be sufficient for the foreseeable future. Our Chief Financial Officer charges our company $600 per month for use of this office space.

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

PART II

Item 5.        Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is quoted on the electronic quotation system operated by OTC Markets Group. Our common stock was first quoted on the OTC Bulletin Board effective January 14, 2014. Our trading symbol is “AFCT”. There have been few trades of our common shares as at the date of this annual report. During year ended December 31, 2017 there had not been any trades of our common shares on the OTC.

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

Holders

As of April 16, 2018 there were approximately 35 holders of record of our common stock, and we had 36,760,008 common shares issued and outstanding.

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

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

We did not sell any equity securities which were not registered under the Securities Act during the year ended December 31, 2017 that were not otherwise disclosed in this annual report on Form 10-K, in our quarterly reports on Form 10-Q, or in our current reports on Form 8-K filed during the year ended December 31, 2017.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fourth quarter of our fiscal year ended December 31, 2017.

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

Liquidity and Financial Condition

Working Capital

	At	At
	December	December 31,
	31,
	2017	2016
Current assets	$107	$9
Current liabilities	$177,177	$120,315
Working capital (deficit)	$(177,070)	$(120,306))

Cash Flows

	Year Ended	Year Ended
	December	December 31,
	31,
	2017	2016
Cash flows used in operating activities	$98	$(154)
Investing Activities
Cash flows provided by financing activities	$--	$--
Net (decrease) in cash during year	$98	$(154)

Operating Activities

Net cash used in operating activities was $98 for our year ended December 31, 2017 compared with cash used in operating activities of $154 in the same period in 2016.

Investing Activities

The Company did not have any investing activities for the years ended December 31, 2017 or 2016.

Financing Activities

Net cash provided by financing activities was $0 for our year ended December 31, 2017 compared to $0 in the same period in 2016. No debt was incurred in 2017 or 2016.

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

Results of Operations for our Years Ended December 31, 2017 and 2016

The following summary of our results of operations should be read in conjunction with our audited financial statements for the years ended December 31, 2017 and 2016.

Our operating results for the years ended December 31, 2017 and 2016 are summarized as follows:

	Year Ended	Year Ended	Change Between
	December 31,	December 31,	Year Ended
	2017	2016	December 31,
			2016
			and Year Ended
			December 31,
			2017
Revenue	$-	$-	$-
Total operating expenses	$52,071	$46,122	$5,949
Other (income) expenses	$4,693	$(1,977)	$6,670
Loss From Discontinued Operations	$-	$-	$-
Net loss	$56,764	$44,145	$12,619

Revenue

We had no revenues in the years ended December 31, 2017 and 2016.

Cost of Sales

Cost of sales have been recorded as $0.

Operating Expenses

Total operating expenses relating to bank charges, interest, and selling marketing and administrative expense, increased for the year ended December 31, 2017 to $52,071 from $46,122 for the year ended December 31, 2016. This was primarily due to an increase in amount payable and accrued liabilities offset by a decrease in amounts due to related parties.

In the year ended December 31, 2017, we incurred net losses of $56,764.

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

Our audited financial statements for the year ended December 31, 2017 have been prepared on a going concern basis and contain an additional explanatory paragraph which identifies issues that raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The continuation of our company as a going concern is dependent upon the continued financial support from its shareholders and note holders, the ability of our company to obtain necessary equity financing to continue operations, and ultimately the attainment of profitable operations. As at December 31, 2017, our company has not generated any revenues, has a working capital deficit of $177,070, and has an accumulated deficit of $413,199 since inception. These factors raise substantial doubt regarding our company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should our company be unable to continue as a going concern.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations is based upon the accompanying financial statements, which have been prepared in accordance with the accounting principles generally accepted in the United States of America and are expressed in United States dollars. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management’s application of accounting policies. We believe that understanding the basis and nature of the estimates and assumptions involved with the following aspects of our financial statements is critical to an understanding of our financial statements.

Basis of Presentation

The financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in US dollars. The financial statements include the accounts of our company. Our company’s fiscal year-end is December 31.

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

Foreign Currency Translation

The functional currency of the Company and the reporting currency of the Company is the United States dollar. Gains and losses arising on foreign currency denominated transactions included in the determination of income. Foreign currency transactions are primarily undertaken in Canadian dollars. The Company has not, to the date of these financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

Comprehensive Income (Loss)

ASC 220, Comprehensive Income establishes standards for the reporting and display of comprehensive income (loss) and its components in the financial statements. During the years ended December 31, 2017 and 2016, our company’s only component of comprehensive income was foreign currency translation adjustments.

Basic and Diluted Net Loss Per Share

Our company computes net loss per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (EPS) on the face of the statement of operations. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all potentially dilutive shares if their effect is anti-dilutive. Our company did not have any dilutive potential shares outstanding at December 31, 2017 or 2016.

Income Taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has adopted ASC 740, Income Taxes as of its inception. Pursuant to ASC 740 the Company is required to compute tax asset benefits for net operating losses carried forward. The potential benefits of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years. As of December 31, 2017 and 2016, the Company had no accrued interest or penalties related to uncertain tax positions.

Revenue Recognition

Our company recognizes revenue when persuasive evidence of an arrangement exists, products have been shipped, the sales price is fixed or determinable, and collectability is reasonably assured.

Recent Accounting Pronouncements

Our company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

Item 7A.      Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 8.        Financial Statements and Supplementary Data

AFC Building Technologies Inc.

December 31, 2017

Haynie & Company

Certified Public Accountants (a professional corporation)
50 West Broadway, Suite 600 Salt Lake City, UT 84101 (801) 532-7800 Fax (801) 328-4461

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
AFC Building Technologies, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of AFC Building Technologies, Inc. (the Company) as of December 31, 2017 and 2016, and the related statements of operations, stockholders' equity (deficit), and cash flows for each of the years then ended and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered from recurring losses from operations and has negative working capital which raises substantial doubt about the Company's ability to continue as a going concern. Management's plans with regard to these matters are also described in Note 2.

PrimeGlobal
An Association of Independent Accounting Firms

1785 West Printers Row
Salt Lake City, Utah 84119
(801) 972-4800

5974 South Fashion Pointe Dr., Suite 120
South Ogden, Utah 84403
(801) 479-4800

1221 West Mineral Avenue, Suite 202
Littleton, Colorado 80120-4544
(303) 734-4800

873 North Cleveland Avenue
Loveland, Colorado 80537
(303) 577-4800

2702 N Loop 1604 East, Suite 202
San Antonio, Texas 78232
(210) 979-0055

AFC Building Technologies Inc.
Balance Sheets

	December 31,	December 31,
	2017	2016

ASSETS

Current Assets

Cash	$107	$9

Total Assets	$107	$9

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accounts payable and accrued liabilities	$122,662	$75,491
Due to related party (Note 3)	54,515	44,824
Total Liabilities	177,177	120,315

Commitments and Contingencies (Note 1)

Stockholders’ Deficit

Preferred stock, $0.001 par value, 50,000,000 shares authorized, no shares issued and outstanding	–	–

Common stock, $0.001 par value, 200,000,000 shares authorized, 34,760,008 shares issued and outstanding, respectively	34,760	34,760

Additional paid-in capital	201,369	201,369

Accumulated deficit	(413,199)	(356,435)

Total Stockholders’ Deficit	(177,070)	(120,306)

Total Liabilities and Stockholders’ Deficit	$107	$9

The accompanying notes are an integral part of these financial statements.

AFC Building Technologies Inc.
Statements of Operations

	Year Ended
	December 31,
	2017	2016

Expenses
Bank charges and interest	$197	$153
General and administrative	51,874	45,969

Total Operating Expenses	52,071	46,122

Loss Before Other Expenses	(52,071)	(46,122)

Other Expenses

(Loss) Gain on foreign exchange	(4,693)	1,977

Loss before taxes	(56,764)	(44,145)

Income taxes	–	–

Net Loss	(56,764)	(44,145)

Loss per common share – Basic and Diluted	(0.00)	$(0.00)

Weighted Average Shares Outstanding	34,760,008	34,760,008

The accompanying notes are an integral part of these financial statements.

AFC Building Technologies Inc.
Statements of Cash Flows

		Year Ended
		December 31,
		2017		2016
Operating Activities
Net Loss	2.	(56,764)	3.	(44,145)
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities		47,171		7,188
Due to related parties		9,691		36,803
Net Cash Provided by (Used in) Operating Activities		98		(154)
Net Cash Provided by (Used in) Investing Activities		–		–
Net Cash Provided by (Used in) Financing Activities		–		–
Increase (Decrease) In Cash		98		(154)
Cash - Beginning of Year		9		163
Cash - End of Year		$107		$9

Supplemental Disclosures
Interest paid		$–		$–
Income taxes paid		$–		$–

The accompanying notes are an integral part of these financial statements.

AFC Building Technologies Inc.
Statements of Stockholders’ Deficit

			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, December 31, 2015	34,760,008	$34,760	$201,369	$(312,290)	$(76,161)

Net loss for the year	–	–	–	(44,145)	(44,145)

Balance, December 31, 2016	34,760,008	$34,760	$201,369	$(356,435)	$(120,306)

Net loss for the year	–	–	–	(56,764)	(56,764)

Balance, December 31, 2017	34,760,008	$34,760	$201,369	$(413,199)	$(177,070)

The accompanying notes are an integral part of these financial statements.

AFC BUILDING TECHNOLOGIES INC.
Notes to Financial Statements

1.	Nature of Operations

AFC Building Technologies Inc. (the “Company”) was incorporated under the laws of the State of Nevada on May 10, 2011. Effective January 10, 2014, the Company changed its name from Auto Tool Technologies Inc. to AFC Building Technologies Inc. The Company was engaged in the sales and distribution of hand tools in Canada. The Company is in the process of determining a new line of business.

2.	Going Concern

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders and note holders, the ability of the Company to obtain necessary equity financing to continue operations, and ultimately the attainment of profitable operations. For the years ended December 31, 2017 and 2016, the Company has not generated any revenues, has a working capital deficit of $177,070, and has an accumulated deficit of $413,199 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

3.	Summary of Significant Accounting Policies

a)	Basis of Presentation

These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in US dollars. The Company’s fiscal year-end is December 31.

b)	Use of Estimates

The preparation of these financial statements in accordance with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to deferred income tax asset valuations and loss contingencies. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

c)	Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturities of three months or less at the time of issuance to be cash equivalents.

d)	Financial Instruments/Concentrations

The Company’s financial instruments consist principally of cash, accounts payable, and due to related party. Pursuant to ASC 820, Fair Value Measurements and Disclosures, and ASC 825, Financial Instruments, the fair value of cash equivalents are determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. The Company believes that the recorded values of all of the Company’s other financial instruments approximate their current fair values because of their nature and relatively short maturity dates or durations.

AFC BUILDING TECHNOLOGIES INC.
Notes to Financial Statements continued

3.	Summary of Significant Accounting Policies

e)	Foreign Currency Translation

The functional currency of the Company and the reporting currency of the Company is the United States dollar. Gains and losses arising on foreign currency denominated transactions included in the determination of income. Foreign currency transactions are primarily undertaken in Canadian dollars. The Company has not, to the date of these financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

f)	Comprehensive Income (Loss)

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive income (loss) and its components in the financial statements. During the years ended December 31, 2017 and 2016, the Company had no comprehensive income.

g)	Basic and Diluted Net Loss Per Share

The Company computes net loss per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (EPS) on the face of the statement of operations. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all potentially dilutive shares if their effect is anti-dilutive. The Company did not have any dilutive potential shares outstanding at December 31, 2017 or 2016.

h)	Income Taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has adopted ASC 740, Income Taxes, as of its inception. Pursuant to ASC 740 the Company is required to compute tax asset benefits for net operating losses carried forward. The potential benefits of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years. As of December 31, 2017 and 2016, the Company had no accrued interest or penalties related to uncertain tax positions.

i)	Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements. Additionally, the Company has considered all pronouncements issued but not yet effective and does not believe that there are any other new accounting pronouncements that might have a material impact on its financial position or results of operations.

4.	Related Party Transactions

a)

At December 31, 2017, the Company owed $8,358 (2016 - $7,963) to the Chief Financial Officer of the Company. These were monies advanced for general working capital purposes, (i.e. accounting and professional fees) as required. The amount is unsecured, non-interest bearing and due on demand.

b)

At December 31, 2017, the Company owed $46,157 (2016 - $36,861) to a shareholder of the Company. These were monies advanced for general working capital purposes, (i.e. accounting and professional fees) as required. The amount is unsecured, non-interest bearing and due on demand.

c)	During the year ended December 31, 2017, the Company incurred $0 (2016 - $3,747) of contractor expenses to the Chief Financial Officer of the Company.

F-1

AFC BUILDING TECHNOLOGIES INC.
Notes to Financial Statements continued

5.	Licensing Agreement

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

The Tax Cuts and Jobs Act was enacted on December 22, 2017 which reduced the U.S. corporate statutory tax rate from 35% to 21% beginning on January 1, 2018. The provision for income taxes differs from the amount computed by applying the statutory income tax rate of 21% to loss before income taxes as follows at December 31:

	2017	2016

Net Loss Before Taxes	$(56,764)	$(44,145)
Net loss before taxes at the statutory rate	(11,920)	(9,270)
Non-deductible expenses	–	–
Valuation allowance	11,920	9,270
Provision for income taxes at combined tax rates	–	–

Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax basis. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in the tax laws and rates on the date of enactment. The Company recognizes interest and penalties related to unrecognized tax benefits within income tax expense. At December 31, 2017, the Company had net operating loss carryforwards of approximately $206,500 that may be offset against future taxable income from the year 2018 through 2031. This results in a deferred tax asset of $43,367 as of December 31, 2017. At December 31, 2016, the Company had net operating loss carryforwards of approximately $150,000. This results in a deferred tax asset of $31,447 as of December 31, 2016. The Company has fully allowed for these assets as of the years then ended. The valuation allowance is estimated to be approximately $43,367 and $31,447 for the years ended December 31, 2017 and 2016, respectively.

7.	Subsequent Events

a)	On February 22, 2018, the Company completed the non-brokered private placement of 2,000,000 common shares at a purchase price of $0.25 per share for gross proceeds of $500,000.

b)

Effective February 14, 2018, Cindy Lee Kelly resigned as Director, President and CEO of our Company. Ms. Kelly will remain as CFO, Secretary and Treasurer. The resignation of Ms. Kelly was not the result of any disagreement with our Company regarding our operations, policies, practices or otherwise. On February 14, 2018, we appointed Christopher Hansen as Director, President and CEO

F-2

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

Management's Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of financial statements in conformity with accounting principles generally accepted in the United States. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2017. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework, as published in 1992.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of December 31, 2017, our management determined that there were control deficiencies that constituted material weaknesses, as described below:

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

Our management reviewed the results of its assessment with our Board of Directors. Notwithstanding the existence of these material weaknesses in our internal control over financial reporting, our management believes that the financial statements included in its reports fairly present in all material respects our company’s financial condition, results of operations and cash flows for the periods presented.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the year ended December 31, 2017 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B.      Other Information

None.

PART III

Item 10.      Directors, Executive Officers and Corporate Governance

All directors of our company hold office until the next annual meeting of the security holders or until their successors have been elected and qualified. The officers of our company are appointed by our board of directors and hold office until their death, resignation or removal from office. Our directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Position Held with our company	Age	Date First Elected or Appointed
Christopher Hansen(1)	President, Chief Executive Officer and Director	67	February 14, 2018
Cindy Lee Kelly(2)	Chief Financial Officer, Secretary and Treasurer	58	May 10, 2011

(1)	Christopher Hansen was appointed president, Chief Executive and Director on February 14, 2018.
(2)

Cindy Lee Kelly was appointed as president, chief executive officer, chief financial officer, secretary, treasurer and director of our company on May 10, 2011 and resigned as president, chief executive officer and director on February 14, 2018.

Business Experience

The following is a brief account of the education and business experience during at least the past five years of each director, executive officer and key employee of our company, indicating the person’s principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

Cindy Lee Kelly - Chief Financial Officer, Secretary and Treasurer

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

Ms. Kelly resigned as director, president and CEO of our Company on February 14, 2018 but remained as our CFO, secretary and treasurer. The resignation of Ms. Kelly was not the result of any disagreement with our Company regarding our operations, policies, practices or otherwise.

Christopher Hansen - President, Chief Executive Officer and Director

Mr. Hansen was appointed as President, Chief Executive Officer and Director on February 14, 2018. He has over 35 years of experience as a senior financial and banking executive, specializing in project finance.

From 2006 to 2012, Mr. Hansen led initiatives in Latin America for the Inter-American Institute for Cooperation on Agriculture (IICA), as Deputy Director, U.S. Representative and Director of Strategic Partnerships. In 2004-2005, he was Chief Financial Officer and Director of Corporate Development for Sea Farms International, a 20,000-hectare shrimp farming operation in Honduras and Venezuela. Previously, Mr. Hansen worked for eight years as Deputy Director for FUNDES, the Foundation for Sustainable Development in Latin America and one year as Chief of Party for the USAID Colombian Enterprise Development Program.

From 1982 to 1990, he worked with the International Finance Corporation (IFC, the private-sector arm of the World Bank), as a Senior Investment Officer and structured debt and equity investments for projects in the agribusiness, automotive, tourism and steel sectors in the Latin American and Caribbean Region. From 1993-1996, he managed IFC’s regional office in Central America. In the 1970’s, Mr. Hansen worked for Crocker National Bank in California as a loan officer for three years.

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

5.

been the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated (not including any settlement of a civil proceeding among private litigants), relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

6.

been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26)), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29)), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

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

Board and Committee Meetings

Our board of directors held no formal meetings during the year ended December 31, 2017. All proceedings of the board of directors were conducted by resolutions consented to in writing by all the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the Nevada General Corporate Law and our Bylaws, as valid and effective as if they had been passed at a meeting of the directors duly called and held.

For the year ended December 31, 2017, there was no standing nominating committee or committee performing similar functions for our company. The members of our board of directors participate in the consideration of director nominees.

Nomination Process

As of December 31, 2017, we did not effect any material changes to the procedures by which our shareholders may recommend nominees to our board of directors. Our board of directors does not have a policy with regards to the consideration of any director candidates recommended by our shareholders. Our board of directors has determined that it is in the best position to evaluate our company’s requirements as well as the qualifications of each candidate when the board considers a nominee for a position on our board of directors. If shareholders wish to recommend candidates directly to our board, they may do so by sending communications to the president of our company at the address on the cover of this annual report.

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

(b)	each of our two most highly compensated executive officers who were serving as executive officers at the end of the years ended December 31, 2017 and 2016; and

(c)

up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended December 31, 2017 and 2016, who we will collectively refer to as the named executive officers of our company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compensa- tion ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensa- tion (2) ($)	Total ($)
Cindy Lee Kelly(1) President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director	2017 2016	- -	- -	- -	- -	- -	- -	- 3,747	- 3,747

(1)

Cindy Lee Kelly was appointed as president, chief executive officer, chief financial officer, secretary, treasurer and director of our company on May 10, 2011 and resigned as president, chief executive officer and director on February 14, 2018.

(2)	These amounts were paid to Cindy Kelly & Associates for the provision of all services related to our administration, office expenses and related overhead
(3)	Christopher Hansen was appointed president, Chief Executive and Director on February 14, 2018.

Stock Option Plan

Currently, we do not have a stock option plan in favor of any director, officer, consultant or employee of our company.

Stock Options/SAR Grants

During our fiscal year ended December 31, 2017 there were no options granted to our named officers or directors.

Outstanding Equity Awards at Fiscal Year End

No equity awards were outstanding as of the year ended December 31, 2017.

Compensation of Directors

We have not provided any compensation to Ms. Kelly for performance of her services as our sole director and officer since the inception of our company through the year ended December 31, 2017.

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

Item 12.      Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of April 16, 2018, certain information with respect to the beneficial ownership of our common shares by each shareholder known by us to be the beneficial owner of more than 5% of our common shares, as well as by each of our current directors and executive officers as a group. Each person has sole voting investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
Cindy Lee Kelly(2) 101 ½ Mary Street West Whitby, Ontario, Canada, L1N 2R4	160,008 Common Shares	0.44%
Christopher Hansen 136 Valley Oak Drive Napa Valley, CA	Nil	Nil
Directors and Executive Officers as a Group	160,008 Common Shares	0.44%
Avis Financial Corporation(3) Talstrasse 20 Zurich, Switzerland, CH-8001	24,000,000 Common Shares	65.3%
Over 5% Shareholders as a Group	24,000,000 Common Shares	65.3%

(1)

Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on April 16, 2018. As of April 16, 2018, we had 36,760,008 shares of our common stock issued and outstanding. All figures assume full dilution of convertible securities held.

(2)	Cindy Kelly has acted as our sole director and officer since May 10, 2011 through the year ended December 31, 2017.
(3)	Pieter Danielson has voting and dispositive control over securities held by Avis Financial Corporation.

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

Item 13.      Certain Relationships and Related Transactions, and Director Independence

During the year ended December 31, 2017, we incurred $0 (2016 $3,747) of contractor expenses to the chief financial officer of our company.

Except as disclosed herein, no director, executive officer, shareholder holding at least 5% of shares of our common stock, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction since the year ended December 31, 2017, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year-end for the last three completed fiscal years.

Director Independence

We currently act with one director, Christopher Hansen. We have determined that our director is not an “independent director” as defined in NASDAQ Marketplace Rule 4200(a)(15).

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

Item 14.      Principal Accounting Fees and Services

The aggregate fees billed for the most recently completed fiscal year ended December 31, 2017 and for fiscal year ended December 31, 2016 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended
	December 31, 2017	December 31, 2016
Audit Fees	$10,000	$10,000
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$10,000	$10,000

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

PART IV

Item 15.      Exhibits, Financial Statement Schedules

(a)	Financial Statements
	(1)	Financial statements for our company are listed in the index under Item 8 of this document
	(2)	All financial statement schedules are omitted because they are not applicable, not material or the required information is shown in the financial statements or notes thereto.
(b)	Exhibits

Exhibit	Description
Number
(3)	Articles of Incorporation and Bylaws
3.1	Articles of Incorporation (incorporated by reference to our Registration Statement on Form S- 1 filed on May 9, 2012).
3.2	By-laws (incorporated by reference to our Registration Statement on Form S-1 filed on May 9, 2012).
3.3	Certificate of Amendment (incorporated by reference to our Current Report on Form 8-K filed on January 13, 2014).
(10)	Material Contracts
10.1	Consulting Agreement dated December 30, 2011 between our company and Cindy Kelly & Associates (incorporated by reference to our Registration Statement on Form S-1 filed on May 9, 2012).
10.2	License Agreement dated June 30, 2015 between our company and I.S. Grant (incorporated by reference to Exhibit 10.3 of our Annual Report on Form 10-K filed on April 20, 2017).
(31)	Rule 13a-14(a)/15d-14(a) Certifications
31.1*	Section 302 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer.
31.2*	Section 302 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer and Principal Accounting Officer.
(32)	Section 1350 Certifications
32.1*	Section 906 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer.
32.2*	Section 906 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer and Principal Accounting Officer.
(101)*	Interactive Data Files
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

AFC BUILDING TECHNOLOGIES INC.
(Registrant)

Dated: April 30, 2018	/s/Christopher Hansen
Christopher Hansen
President, Chief Executive Officer,
and Director
(Principal Executive Officer)

Dated: April 30, 2018	/s/Cindy Lee Kelly
Cindy Lee Kelly
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting
Officer)