Form 10-Q
period 2018-03-31
First Colombia Development Corp.
filed 2018-06-18
CIK 1533030

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

or

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File Number 333-181259

FIRST COLOMBIA DEVELOPMENT CORP.
(formerly AFC BUILDING TECHNOLOGIES INC.)
(Exact name of registrant as specified in its charter)

Nevada	N/A
(State or other jurisdiction of incorporation or	(IRS Employer Identification No.)
organization)

3020 Bridgway, Ste 505 Sausalito, CA	94965
(Address of principal executive offices)	(Zip Code)

415-300-6144
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

73,520,016 common shares issued and outstanding as of June 12, 2018.

PART I – FINANCIAL INFORMATION

Item 1.                             Financial Statements

Our unaudited condensed consolidated financial statements for the three month period ended March 31, 2018 and 2017 form part of this quarterly report. Unless otherwise specified our financial statements are expressed in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles with the instructions to Form 10-Q and Article 8 of Regulation S-X.

Operating results for the three month period ended March 31, 2018 are not necessarily indicative of the results that can be expected for the year ending December 31, 2018.

FIRST COLOMBIA DEVELOPMENT CORP.

Financial Statements

First Colombia Development Inc. (formerly AFC Building Technologies Inc.)
Balance Sheets
(Unaudited)

	March 31,	December 31,
	2018	2017

ASSETS

Current Assets

Cash	$347,817	$107

Total Assets	$347,817	$107

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accounts payable and accrued liabilities	$10,477	$122,662
Due to related party (Note 2)	8,301	54,515
Loan Payable (Note 3)	10,000	–
Total Liabilities	28,778	177,177

Commitments and Contingencies (Note 1)

Stockholders’ Deficit

Preferred stock, $0.001 par value, 100,000,000 shares authorized, no shares issued and outstanding	–	–

Common stock, $0.001 par value, 500,000,000 shares authorized, 73,520,016 and 69,520,016 shares issued and outstanding, respectively	73,520	69,520

Additional paid-in capital	708,765	166,609

Accumulated deficit	(463,246)	(413,199)

Total Stockholders’ Deficit	319,039	(177,070)

Total Liabilities and Stockholders’ Deficit	$347,817	$107

(The accompanying notes are an integral part of these interim financial statements)

First Colombia Development Inc. (formerly AFC Building Technologies Inc.)
Statements of Operations
(Unaudited)

	Three Months Ended
	March 31,
	2018	2017

Expenses

Bank charges	$(233)	$72
Selling, marketing and administrative	14,648	13,619

Total Operating Expenses	14,415	13,691

Loss Before Other Expenses	(14,415)	(13,691)

Other Expenses

Interest expense	(36,325)	–
Gain on foreign exchange	693	–

Loss before taxes	(50,047)	(13,691)

Income taxes	–	–

Net Loss	$(50,047)	$(13,691)

Loss per common share – Basic and Diluted	$(0.00)	$(0.00)

Weighted Average Shares Outstanding	70,593,989	69,520,016

(The accompanying notes are an integral part of these interim financial statements)

First Colombia Development Inc. (formerly AFC Building Technologies Inc.)
Statements of Cash Flows
(Unaudited)

	Three Months Ended
	March 31,
	2018	2017
Operating Activities

Net Loss	$(50,047)	$(13,691)

Changes in operating assets and liabilities:

Accounts payable and accrued liabilities	(112,185)	13,619

Net Cash Provided by (Used in) Operating Activities	(162,232)	(72)

Net Cash Provided by (Used in) Investing Activities	–	–

Cash flows from financing activities

Proceeds (payments) on related party loans	(58)	295
Proceeds from loan payable	10,000	–
Proceeds from sale of common stock	500,000	–

Net Cash Provided by (Used in) Financing Activities	509,942	295

Increase (Decrease) In Cash	347,710	223

Cash - Beginning of Year	107	9

Cash - End of Year	$347,817	$232

Non-Cash financing activities
Forgiveness of shareholder loan	$46,156	$–

Supplemental Disclosures
Interest paid	$–	$–
Income taxes paid	$–	$–

(The accompanying notes are an integral part of these interim financial statements)

First Colombia Development Inc. (formerly AFC Building Technologies Inc.)
Notes to Interim Financial Statements
March 31, 2018 and 2017
(Unaudited)

1.	Nature of Operations

First Colombia Development Inc. (formerly AFC Building Technologies Inc.) (the “Company”) was incorporated under the laws of the State of Nevada on May 10, 2011. Effective April 26, 2018, the Company changed its name from AFC Building Technologies Inc. to First Colombia Development Inc. The Company was engaged in the sales and distribution of hand tools in Canada and is now in the process of determining a new line of business.

Going Concern

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders and note holders, the ability of the Company to obtain necessary equity financing to continue operations, and ultimately the attainment of profitable operations. As at March 31, 2018, the Company has not generated any revenues, has working capital of $319,039, and has an accumulated deficit of $463,246 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Summary of Significant Accounting Policies

Basis of Presentation

The unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the Securities and Exchange Commission (“SEC”) instructions for companies filing Form 10-Q. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of March 31, 2018, and the results of operations and cash flows for the periods ended March 31, 2018 and 2017. The financial data and other information disclosed in the notes to the interim financial statements related to the periods are unaudited. The results for the three-month period ended March 31, 2018 are not necessarily indicative of the results to be expected for any subsequent quarter or the entire year ending December 31, 2018. These unaudited interim financial statements should be read in conjunction with the Company’s annual audited financial statements and notes thereto for the year ended December 31, 2017, included in the Company’s Form 10-K filed on May 1, 2018 with the SEC.

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

a)

At March 31, 2018, the Company owed $8,301 (December 31, 2017 - $8,359) to the Chief Financial Officer of the Company. These were monies advanced for general working capital purposes, (i.e. accounting and professional fees) as required. The amount is unsecured, non-interest bearing and due on demand.

b)

During the three months ended March 31, 2018, a shareholder of the Company agreed to forgive $46,156 of outstanding debt. At March 31, 2018, the Company owed $nil (December 31, 2017 - $46,156) to a shareholder of the Company. These were monies advanced for general working capital purposes, (i.e. accounting and professional fees) as required.

First Colombia Development Inc. (formerly AFC Building Technologies Inc.)
Notes to Interim Financial Statements
March 31, 2018 and 2017
(Unaudited)

3.	Loan payable

At March 31, 2018, the Company owed $10,000 (December 31, 2017 - $nil) to an unrelated third party, which is unsecured, non-interest bearing and due on demand.

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

5.	Common Stock

On February 22, 2018, the Company issued 4,000,000 post-split shares of common stock at $0.125 per share for cash proceeds of $500,000.

6	Subsequent Events

On April 26, 2018, the Company effected a 2-1 forward stock split of the issued and outstanding shares of common stock. All share and per share information have been retroactively adjusted to reflect the forward stock split.

On May 10, 2018, the Company closed a purchase agreement with Grupo Jaque Ltd. and First Colombia Devco SAS whereby the Company acquired the issued and outstanding share capital of First Colombia Devco SAS, a Colombian company, from its sole shareholder, Grupo Jaque Ltd. The consideration for the purchase was $100,000, which represents a reimbursement of the vendor’s costs to capitalize and establish the Colombian company, and the costs of establishing the company’s Colombian head offices.

On June 7, 2018, the Company entered into a property purchase agreement with Terra Viva Property Development S.A.S. whereby they have agreed to acquire certain real property located in the Municipality of Tarso, Antioquia, in Colombia. The property is 13.3125 hectares in size. The consideration for the purchase is $450,000, of which $50,000 has been advanced as a deposit against the purchase price, with the balance being due within 90 days.

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

As used in this quarterly report and unless otherwise indicated, the terms “we”, “us”, “our” and “our company” mean First Colombia Development Corp., a company incorporated under the laws of the state of Nevada, and our formerly wholly-owned subsidiary, DSL Products Limited, a company incorporated under the laws of the Province of Ontario, Canada, unless otherwise indicated.

General Overview

We were incorporated under the laws of the state of Nevada on May 10, 2011. Our fiscal year end is December 31. Our business offices are currently located at 3020 Bridgway, Ste 505 Sausalito, CA 94965. The address of agent for service in Nevada and registered corporate office is c/o National Registered Agents, Inc. of Nevada, 100 East William Street, Suite 204, Carson City, NV, 89701. Our telephone number is (415) 300-6144.

We recently effected a forward stock split of our authorized and issued and outstanding shares of common stock on a one (1) old for two (2) new basis. Upon effect of the forward split, our authorized capital increased from 250,000,000 shares of common stock to 500,000,000 shares of common stock and correspondingly, our issued and outstanding shares of common stock will increase from 34,760,008 to 73,520,016 shares of common stock, all with a par value of $0.001. Certificate of Change and Articles of Merger to effect the forward split and the merger and change of name were filed with the Nevada Secretary of State on April 12, 2018, with an effective date of April 26, 2018. The name change and reverse stock split were subsequently reviewed and approved by the Financial Industry Regulatory Authority (FINRA) with an effective date of April 26, 2018.

Our Current Business

Effective May 10, 2018, we executed and closed a purchase agreement with Grupo Jaque Ltd. and First Colombia Devco SAS whereby we acquired the issued and outstanding share capital of First Colombia Devco SAS, a Colombian company, from its sole shareholder, Grupo Jaque Ltd. The consideration for the purchase was $100,000, which represented a reimbursement of the vendor’s costs to capitalize and establish the Colombian company, and the costs of establishing the company’s Colombian head offices.

Our goal with First Colombia Devco SAS is to establish business ventures in Colombia’s rapidly developing economy, with a focus on agriculture and real estate development, tourism, infrastructure, and other high growth sectors that may be identified as worth pursuing. Such enterprises are in the initial planning and investigation stages, with the initial endeavor of First Colombia Devco SAS being a pilot program for a cattle division which acquires, free ranges and resells cattle for the domestic Colombian beef market, to establish the commercial viability of such an approach.

Effective June 7, 2018, we executed a property purchase agreement with Terra Viva Property Development S.A.S. whereby we have agreed to acquire certain real property located in the Municipality of Tarso, Antioquia, in Colombia. The property is 13.3125 hectares in size. The consideration for the purchase is $450,000, of which $50,000 has been advanced as a deposit against the purchase price, with the balance being due within 90 days. The Municipality of Tarso, approximately 50km from Medellin, is in the Suroeste region of Antioquia and is a popular resort area. The company intends to construct a resort development of casitas on the property. The region has been in increasing in popularity with recent planned infrastructure developments in the area that will be making it substantially more accessible from Medellin. This infrastructure will entail improved highways, bridges and tunnels with the goal of increasing accessibility to the Pacific Coast, with these improvements running through the Suroeste region.

Cash Requirements

Based on our planned expenditures, we will require approximately $________________ over the next 12 months. In order to provide funds, we plan to pursue additional equity financing from private investors or possibly a registered public offering. We do not currently have any definitive arrangements in place for the completion of any further private placement financings and there is no assurance that we will be successful in completing any further private placement financings. If we are unable to achieve the necessary additional financing, then we plan to reduce the amounts that we spend on our business activities and administrative expenses in order to be within the amount of capital resources that are available to us.

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

Results of Operations

The following summary of our results of operations should be read in conjunction with our financial statements for the quarter ended March 31, 2018, which are included herein.

Three Months Ended March 31, 2018 and March 31, 2017

Our operating results for the three months ended March 31, 2018 and March 31, 2017 are summarized as follows:

	Three	Three
	Months	Months
	Ended	Ended
	March	March
	31,	31
	2018	2017
Revenue	$-	$-
Cost of sales	-	-
Bank charges and interest	36,092	72
Selling, marketing and administrative	14,648	13,619
Net Loss	(50,047)	(13,691)
Loss per common share – Basic and Diluted	$(0.00)	$(0.00)

Revenue and Cost of Sales

We had no revenues and did not engage in any sales activities during the three month periods ended March 31, 2018 and March 31, 2017, respectively.

Operating Expenses

We incurred a net loss from operations of $50,047 for the three months ended March 31, 2018, compared to $13,691 during the three months ended March 31, 2017. The significant increase in net loss during the three months ended March 31, 2018 resulted from the $112,185 in accounts payable and accrued liabilities (March 31, 2017 - $13,691) incurred in preparation of the Company’s financial statements and public disclosure documents.

Liquidity and Financial Condition

Working Capital

	At	At
	September	December
	30,	31,
	2018	2017
Current assets	$347,817	$107
Current liabilities	28,778	177,177
Working capital (deficit)	$319,039	$(177,070)

As at March 31, 2018 we had current assets of $347,817 (consisting of cash), current liabilities of $28,778, and a working capital of $319,039. This compares to our total current assets of $107, current liabilities of $177,177, and working capital deficit of $177,070 as at December 31, 2017.

Cash Flows

	Three	Three
	Months	Months
	Ended	Ended
	March 31,	March 31,
	2018	2017
Net cash Provided by (Used In) operating activities	$(162,232)	$(72)
Net cash (Used In) investing activities	-	-
Net cash provided by (Used In) financing activities	509,942 -	295
Net increase (decrease) in cash during period	$347,710	$223

Operating Activities

Net cash used in operating activities was $162,232 during the three months ended March 31, 2018 compared with net cash used in operating activities of $72 during the three months ended March 31, 2017. This increase in cash used was mostly as a result of the settlement of accounts payable.

Investing Activities

The Company had no active investments during the three months ended March 31, 2018 or 2017, respectively.

Financing Activities

Net cash provided by financing activities was $509,942 during the three months ended March 31, 2018 with compared with $295 in the prior period. This increase in cash provided was the result of proceeds of the sale of common stock and proceeds from a loan payable.

Going Concern

Our consolidated financial statements for the three month period ended March 31, 2018 have been prepared on a going concern basis and contain an additional explanatory paragraph which identifies issues that raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The continuation of our company as a going concern is dependent upon the continued financial support from our shareholders and note holders, the ability of our company to obtain necessary equity financing to continue operations, and ultimately the attainment of profitable operations. As at March 31, 2018, our company has not generated any revenues, has working capital of $319,039, and has an accumulated deficit of $463,246. These factors raise substantial doubt regarding our company’s ability to continue as a going concern. These condensed consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should our company be unable to continue as a going concern.

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

Item 4.                             Controls and Procedures

Evaluation of disclosure controls and procedures

            Our management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e)) under the Exchange Act) that is designed to ensure that information required to be disclosed by our Company in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

            Pursuant to Rule 13a-15(b) under the Exchange Act, our Company carried out an evaluation with the participation of our Company’s management, including our Company’s Chief Executive Officer (“CEO”) and our Company’s Chief Financial Officer (“CFO”), of the effectiveness of our Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of March 31, 2018. Based upon that evaluation, our Company’s CEO and CFO concluded that our Company’s disclosure controls and procedures were not effective as of March 31, 2018 due to our Company’s limited internal resources and lack of ability to have multiple levels of transaction review.

            Management is in the process of determining how best to change our current system and implement a more effective system to insure that information required to be disclosed in the reports that we file or submit under the Exchange Act have been recorded, processed, summarized and reported accurately. Our management intends to develop procedures to address the current deficiencies to the extent possible given limitations in financial and personnel resources. While management is working on a plan, no assurance can be made at this point that the implementation of such controls and procedures will be completed in a timely manner or that they will be adequate once implemented.

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
3.4

Certificate of Change filed with the Nevada Secretary of State on April 12, 2018 with an effective date of April 26, 2016. (incorporated by reference to our current report on Form 8-K filed on May 2, 2018)

3.5

Articles of Merger filed with the Nevada Secretary of State on April 12, 2018 with an effective date of April 26, 2016. (incorporated by reference to our current report on Form 8-K filed on May 2, 2018)

(10)	Material Contracts
10.1	Consulting Agreement dated December 30, 2011 between our company and Cindy Kelly & Associates (incorporated by reference to our Registration Statement on Form S-1 filed on May 9, 2012).
10.2	Purchase Agreement with Grupo Jaque Ltd. and First Colombia Devco SAS, dated May 10, 2018 (incorporated by reference to our current report on Form 8-K filed on May 19, 2018)

(31)	Rule 13a-14(a)/15d-14(a) Certifications
31.1*	Section 302 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer
(32)	Section 1350 Certifications
32.1*	Section 906 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer
101*	Interactive Data File
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
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

FIRST COLOMBIA DEVELOPMENT CORP.
(Registrant)

Dated: June 18, 2018	/s/Christopher Hansen
Christopher Hansen
President, Chief Executive Officer, and Director
(Principal Executive Officer)

Dated: June 18, 2018	/s/Cindy Lee Kelly
Cindy Lee Kelly
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)