Form 10-Q
period 2018-06-30
First Colombia Development Corp.
filed 2018-10-26
CIK 1533030

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

or

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
[  ] YES  [  ] NO

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

73,520,016 common shares issued and outstanding as of October 26, 2018.

PART I – FINANCIAL INFORMATION

Item1.	Financial Statements

Consolidated Financial Statements

Our unaudited condensed consolidated financial statements for the three and six month periods ended June 30, 2018 and 2017 form part of this quarterly report. Unless otherwise specified our consolidated financial statements are expressed in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles with the instructions to Form 10-Q and Article 8 of Regulation S-X.

Operating results for the six month period ended June 30, 2018 are not necessarily indicative of the results that can be expected for the year ending December 31, 2018.

First Colombia Development Corp.
Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2018	2017
	(Unaudited)
ASSETS
Current Assets
Cash	$597,417	$107
Inventory (Note 6)	11,589	–
Prepaids expenses and advances	24,785	–
Total current assets	633,791	107
Equipment, net of accumulated depreciation of $94 and $0, respectively (Note 3)	6,365	–
Goodwill (Note 2)	56,472	–
Property deposit (Note 5)	50,000	–
Other assets	62	–
Total Assets	$746,690	$107

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$44,110	$122,662
Due to related party (Note 4)	8,146	54,515
Total Liabilities	52,256	177,177

Commitments and Contingencies (Note 1)
Stockholders’ Equity (Deficit)
Preferred stock, $0.001 par value, 100,000,000 shares authorized, no shares issued and outstanding	–	–
Common stock, $0.001 par value, 500,000,000 shares authorized, 73,520,016 and 69,520,016 shares issued and outstanding, respectively	73,520	69,520
Common stock subscribed	465,000	–
Additional paid-in capital	708,765	166,609
Accumulated deficit	(548,880)	(413,199)
Accumulated other comprehensive income	(3,971)	–
Total Stockholders’ Equity (Deficit)	694,434	(177,070)
Total Liabilities and Stockholders’ Equity (Deficit)	$746,690	$107

(The accompanying notes are an integral part of these interim condensed consolidated financial statements)

First Colombia Development Corp.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Expenses
Bank charges	$456	$42	$223	$114
Selling, marketing and administrative	82,293	15,248	96,941	28,867
Total Operating Expenses	82,749	15,290	97,164	28,981
Loss Before Other Expenses	(82,749)	(15,290)	(97,164)	(28,981)
Other Expenses
Interest expense	(2,667)	–	(38,992)	–
(Loss) gain on foreign exchange	(218)	–	475	–
Loss before taxes	(85,634)	(15,290)	(135,681)	(28,981)
Income taxes	–	–	–	–
Net Loss	$(85,634)	$(15,290)	$(135,681)	$(28,981)
Foreign currency translation adjustments	(3,971)	–	(3,971)	–
Comprehensive Loss	(89,605)	(15,290)	(139,652)	(28,981)
Net loss per common share – Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted Average Shares Outstanding	73,520,016	69,520,016	72,348,745	69,520,016

(The accompanying notes are an integral part of these interim condensed consolidated financial statements)

First Colombia Development Corp.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	June 30,
	2018	2017
Operating Activities
Net Loss	$(135,681)	$(28,981)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation expense	94	–
Changes in operating assets and liabilities:
Prepaids and advances	12,724	–
Other assets	(62)	–
Accounts payable and accrued liabilities	(90,847)	28,867
Net Cash Used in Operating Activities	(213,772)	(114)
Investing Activities
Purchase of property, plant and equipment	(54,793)	–
Net cash paid for acquisition of subsidiary	(97,494)	–
Net Cash Used in Investing Activities	(152,287)	–
Financing Activities
Proceeds (payments) on related party loans	(213)	295
Proceeds from common stock subscribed	465,000	–
Proceeds from sale of common stock	500,000	–
Net Cash Provided by Financing Activities	964,787	295
Effect of Exchange Rate Changes on Cash	(1,418)	–
Increase (Decrease) In Cash	597,310	181
Cash - Beginning of Year	107	9
Cash - End of Year	$597,417	$190

Non-Cash financing activities
Forgiveness of shareholder loan	$46,156	$–

Supplemental Disclosures
Interest paid	$–	$–
Income taxes paid	$–	$–

(The accompanying notes are an integral part of these interim condensed consolidated financial statements)

First Colombia Development Corp.
Notes to Interim Condensed Consolidated Financial Statements
June 30, 2018 and 2017
(Unaudited)

1.	Nature of Operations

First Colombia Development Inc. (the “Company”) was incorporated under the laws of the State of Nevada on May 10, 2011. Effective April 26, 2018, the Company changed its name from AFC Building Technologies Inc. to First Colombia Development Inc. The Company is establishing various business ventures in Colombia in the agriculture and real estate development, tourism, and infrastructure sectors. The Company’s initial endeavor is acquiring, free ranging and reselling cattle for the domestic Colombian beef market . On May 10, 2018, the Company acquired all the issued and outstanding share capital of a Colombian company, First Colombia Devco SAS.

Going Concern

These unaudited interim condensed consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders and note holders, the ability of the Company to obtain necessary equity financing to continue operations, and ultimately the attainment of profitable operations. As at June 30, 2018, the Company has not generated any revenues and has an accumulated deficit of $548,880 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

The unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the Securities and Exchange Commission (“SEC”) instructions for companies filing Form 10-Q. In the opinion of management, the unaudited condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of June 30, 2018, and the results of operations and cash flows for the periods ended June 30, 2018 and 2017. The financial data and other information disclosed in the notes to the interim condensed consolidated financial statements related to the periods are unaudited. The results for the three-month and six-month period ended June 30, 2018 are not necessarily indicative of the results to be expected for any subsequent quarter or the entire year ending December 31, 2018. These unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s annual audited financial statements and notes thereto for the year ended December 31, 2017, included in the Company’s Form 10-K filed on May 1, 2018 with the SEC.

These consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, First Colombia Devco SAS (from the date of acquisition, May 10, 2018). All inter-company balances and transactions have been eliminated.

Use of Estimates

The preparation of these unaudited interim condensed consolidated financial statements in accordance with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to the estimated useful lives and recoverability of long- lived assets, deferred income tax asset valuations and loss contingencies. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

First Colombia Development Corp.
Notes to Interim Condensed Consolidated Financial Statements
June 30, 2018 and 2017
(Unaudited)

Inventory

Inventory consists of cattle acquired in May 2018 which are valued at the lower of cost and market. The Company expects to sell the inventory in less than one year.

Property and Equipment

Property and equipment are stated at cost. The Company depreciates the cost of property and equipment over their estimated useful lives at the following annual rates:

Office equipment and furniture	10 years straight-line basis
Machinery and equipment	5-10 years straight-line basis

Goodwill

Goodwill was generated through the acquisition of First Colombia Devco SAS as the total consideration paid exceeded the fair value of the net assets acquired.

The Company tests its goodwill for impairment at least annually and whenever events or circumstances change that indicate impairment may have occurred. A significant amount of judgment is involved in determining if an indicator of impairment has occurred. Such indicators may include, among others: a significant decline in the Company’s expected future cash flows; a significant adverse change in legal factors or in the business climate; unanticipated competition; and slower growth rates. Any adverse change in these factors could have a significant impact on the recoverability of goodwill and the Company’s consolidated financial results. There were no impairment charges during the six months ended June 30, 2018.

Long-lived Assets

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

Foreign Currency Translation

The functional currency of the Company is the United States dollar. The functional currency of the subsidiary is the Colombian Peso. The financial statements of the Company’s Colombian subsidiary were translated to United States dollars in accordance with ASC 830, Foreign Currency Translation Matters, using period-end rates of exchange for assets and liabilities, and average rates of exchange for the year for revenues and expenses. Translation gains (losses) are recorded in accumulated other comprehensive income (loss) as a component of stockholders’ equity. Gains and losses arising on foreign currency denominated transactions included in the determination of income. Foreign currency transactions are primarily undertaken in Colombian Pesos and Canadian dollars. The Company has not, to the date of these consolidated financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

Comprehensive Loss

ASC 220, Comprehensive Income establishes standards for the reporting and display of comprehensive income (loss) and its components in the consolidated financial statements. During the six months ended June 30, 2018 and 2017, the Company’s only component of comprehensive income was foreign currency translation adjustments.

First Colombia Development Corp.
Notes to Interim Condensed Consolidated Financial Statements
June 30, 2018 and 2017
(Unaudited)

Basic and Diluted Net Loss Per Share

The Company computes net loss per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (EPS) on the face of the statement of operations. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all potentially dilutive shares if their effect is anti-dilutive. The Company did not have any dilutive potential shares outstanding at June 30, 2018 or June 30, 2017.

Revenue Recognition

Revenue will be recognized when a formal arrangement exists, the price is fixed or determinable, delivery is completed, no other significant obligations of the Company exist, and collectability is reasonably assured.

2.	First Colombia Devco SAS Acquisition

On May 10, 2018, pursuant to a purchase agreement the Company purchased all of the issued and outstanding capital stock of First Colombia Devco SAS. The Company closed and completed the acquisition on May 10, 2018. The results of First Colombia Devco SAS’ operations have been included in the consolidated financial statements since that date. First Colombia Devco SAS was acquired to establish various business ventures in Colombia in the agriculture and real estate development, tourism, and infrastructure sectors.

The purchase price paid by the Company was $100,000. Any costs related to the acquisition were expensed in current period. The following table summarizes the allocation of the preliminary purchase price as of the acquisition date:

Purchase Price

Cash	$100,000
Total Purchase Price	$100,000

Allocation of Purchase Price

Cash	$2,506
Prepaid expenses and advances	37,509
Property, plant and equipment	1,704
Inventory	12,017
Accounts payable and accrued expenses	(12,295)
Goodwill	58,559
Net assets acquired	$100,000

The following table summarizes our consolidated results of operations for the six months ended June 30, 2018, as well as unaudited pro forma consolidated results of operations as though the acquisition had occurred on January 1, 2018 and 2017:

	June 30, 2018		June 30, 2017
	As Reported	Pro Forma	As Reported	Pro Forma
Net Sales	$–	$–	$–	$–
Net Loss	(135,681)	(197,451)	(28,981)	(28,981)

Earnings per common share:

Basic	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

First Colombia Development Corp.
Notes to Interim Condensed Consolidated Financial Statements
June 30, 2018 and 2017
(Unaudited)

3.	Property and Equipment

	June 30,	December 31,
	2018	2017
Office equipment	$1,666	$–
Machinery and equipment	4,793	–
Total	6,459	–
Less: accumulated depreciation	(94)	–
Equipment, Net	$6,365	$–

During the six months ended June 30, 2018, the Company recorded $94 (2017 - $0) of depreciation expense. During the three months ended June 30, 2018, the Company recorded $94 (2017 - $0) of depreciation expense.

4.	Related Party Transactions

a)

At June 30, 2018, the Company owed $8,146 (December 31, 2017 - $8,358) to the Chief Financial Officer of the Company. These were monies advanced for general working capital purposes, (i.e. accounting and professional fees) as required. The amount is unsecured, non-interest bearing and due on demand.

b)

During the six months ended June 30, 2018, a shareholder of the Company agreed to forgive $46,156 of outstanding debt. As the debt forgiven was owed to a related party, the Company recognized the $46,156 forgiven as an equity transaction recorded in additional paid-in capital. At June 30, 2018, the Company owed $0 (December 31, 2017 - $46,156) to a shareholder of the Company. These were monies advanced for general working capital purposes, (i.e. accounting and professional fees) as required.

5.	Property Deposit

On June 7, 2018, the Company entered into a property purchase agreement whereby the Company agreed to acquire real estate located in the Municipality of Tarso, Antioquia, in Colombia. The property is 13.3125 hectares in size and the consideration for the purchase is $450,000. At June 30, 2018, $50,000 of the purchase price has been paid as a non-refundable deposit against the purchase price, with the balance being due within 90 days. The closing date of the agreement will be the date upon which the full purchase price has been paid. The remaining $400,000 was paid subsequent to June 30, 2018.

6.	Inventory

At June 30, 2018, inventory consisted of $11,589 of cattle. The cattle are raised by a third party rancher who bears the cost of development. Upon the sale of the cattle the Company will receive 40% of the earnings and the rancher will receive the remaining 60%.

7.	Licensing Agreement

On June 30, 2015, the Company entered into a license agreement with a shareholder of the Company. Pursuant to the agreement, the Company received an exclusive worldwide license in regards to 15 domain names related to the automotive e-commerce business for a period of 40 years. In consideration for the granting of the license, the Company will pay to the licensor a royalty of 2.5% of gross sales for any revenue derived from the use of the licensed domains. The Company has not generated any revenue to date.

8.	Common Stock

On February 22, 2018, the Company issued 4,000,000 post-split shares of common stock at $0.125 per share for cash proceeds of $500,000.

On April 26, 2018, the Company effected a 2-1 forward stock split of the issued and outstanding shares of common stock. All share and per share information have been retroactively adjusted to reflect the forward stock split.

First Colombia Development Corp.
Notes to Interim Condensed Consolidated Financial Statements
June 30, 2018 and 2017
(Unaudited)

9.	Subsequent Events

a)

On August 3, 2018, the Company completed a non-brokered private placement and issued 2,880,000 post- split shares of common stock at $0.25 per share for aggregate gross proceeds of $720,000. At June 30, 2018, subscriptions of $465,000 relating to the private placement had been received.

b)	On August 15, 2018, the Company paid $400,000 pursuant to the property purchase agreement described in Note 5.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

As used in this quarterly report and unless otherwise indicated, the terms “we”, “us”, “our” and “our company” mean First Colombia Development Corp., a company incorporated under the laws of the state of Nevada, and our current wholly-owned subsidiary, First Colombia Devco SAS, a Colombian company, unless otherwise indicated.

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

Our Current Business

Effective May 10, 2018, we executed and closed a purchase agreement with Grupo Jaque Ltd. and First Colombia Devco SAS whereby we acquired the issued and outstanding share capital of First Colombia Devco SAS, a Colombian company, from its sole shareholder, Grupo Jaque Ltd. The consideration for the purchase was $100,000, which represented a reimbursement of the Seller’s costs to capitalize and establish the Colombian company, and the costs of establishing the company’s Colombian head offices.

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

Effective June 7, 2018, we executed a property purchase agreement with Terra Viva Property Development S.A.S. whereby we have agreed to acquire certain real property located in the Municipality of Tarso, Antioquia, in Colombia. The property is 13.3125 hectares in size. The consideration for the purchase is $450,000, of which $50,000 has been advanced as a deposit against the purchase price, with the balance being paid on August 15, 2018.

The Municipality of Tarso, approximately 50km from Medellin, is in the Suroeste region of Antioquia and is a popular resort area. The company intends to construct a resort development of casitas on the property. The region has been increasing in popularity with recent planned infrastructure developments in the area that will be making it substantially more accessible from Medellin. This infrastructure will entail improved highways, bridges and tunnels with the goal of increasing accessibility to the Pacific Coast, with these improvements running through the Suroeste region.

Cash Requirements

Based on our planned expenditures, we will require approximately $500,000 over the next 12 months. In order to provide funds, we plan to pursue additional equity financing from private investors or possibly a registered public offering. We do not currently have any definitive arrangements in place for the completion of any further private placement financings and there is no assurance that we will be successful in completing any further private placement financings. If we are unable to achieve the necessary additional financing, then we plan to reduce the amounts that we spend on our business activities and administrative expenses in order to be within the amount of capital resources that are available to us.

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

Results of Operations

The following summary of our results of operations should be read in conjunction with our financial statements for the quarter ended June 30, 2018, which are included herein.

Three Months Ended June 30, 2018 and June 30, 2017

Our operating results for the three months ended June 30, 2018 and June 30, 2017 are summarized as follows:

	Three	Three
	Months	Months
	Ended	Ended-
	June	June
	30,	30
	2018	2017
Revenue	$-	$-
Cost of sales	-	-
Bank charges and interest	456	42
Selling, marketing and administrative	82,293	15,248
Other Expenses	2,885	-
Net Loss	(85,634)	(15,290)
Loss per common share – Basic and Diluted	$(0.00)	$(0.00)

Revenue and Cost of Sales

We had no revenues and did not engage in any sales activities during the three month periods ended June 30, 2018 and June 30, 2017, respectively.

Operating Expenses

We incurred a net loss of $85,634 for the three months ended June 30, 2018, compared to $15,290 during the three months ended June 30, 2017. The significant increase in net loss during the three months ended June 30, 2018 resulted from the $82,749 in total operating expenses (June 30, 2017 - $15,290) incurred in the expansion of the Company’s operations in Colombia.

Six Months Ended June 30, 2018 and June 30, 2017

Our operating results for the six months ended June 30, 2018 and June 30, 2017 are summarized as follows:

	Six	Six
	Months	Months
	Ended	Ended
	June	June
	30,	30
	2018	2017
Revenue	$-	$-
Cost of sales	-	-
Bank charges and interest	223	114
Selling, marketing and administrative	96,941	28,867
Other Expenses	38,517	-
Net Loss	(135,681)	(28,981)
Loss per common share – Basic and Diluted	$(0.00)	$(0.00)

Revenue and Cost of Sales

We had no revenues and did not engage in any sales activities during the six month periods ended June 30, 2018 and June 30, 2017, respectively.

Operating Expenses

We incurred a net loss of $135,681 for the six months ended June 30, 2018, compared to $28,981 during the six months ended June 30, 2017. The significant increase in net loss during the six months ended June 30, 2018 resulted from the $97,164 in operating expenses (June 30, 2017 - $28,981) incurred due to expansion of the Company’s operations and the resulting additional expenses.

Liquidity and Financial Condition

Working Capital

	At	At
	June	December
	30,	31,
	2018	2017
Current assets	$633,791	$107
Current liabilities	52,256	177,177
Working capital (deficit)	$581,535	$(177,070)

As at June 30, 2018 we had current assets of $633,791 (consisting of cash, inventory and prepaid expenses and advances), current liabilities of $52,256, and a working capital of $581,535. This compares to our total current assets of $107, current liabilities of $177,177, and working capital deficit of $177,070 as at December 31, 2017.

Cash Flows

	Six	Six
	Months	Months
	Ended	Ended
	June 30,	June 30,
	2018	2017
Net cash Used In operating activities	$(213,772)	$(114)
Net cash (Used In) investing activities	(152,287)	-
Net cash provided by financing activities	964,787	295
Net increase in cash during period	$597,310	181

Operating Activities

Net cash used in operating activities was $213,772 during the six months ended June 30, 2018 compared with net cash used in operating activities of $114 during the six months ended June 30, 2017. This increase in cash used was mostly as a result of the Company's increased operational activity due to the expansion of its operations in Colombia.

Investing Activities

Net cash used in investing activities was $152,287 during the six months ended June 30, 2018 compared to no activities during the six months ended June 30, 2017. The increase in cash used in investing activities was the result of the purchase of property plant and equipment and cash paid to acquire the Company’s subsidiary.

Financing Activities

Net cash provided by financing activities was $964,787 during the six months ended June 30, 2018 compared with $295 in the prior period. This increase in cash provided was the result of proceeds of the sale of common stock and stock subscriptions receivable.

Going Concern

Our consolidated financial statements for the six month period ended June 30, 2018 have been prepared on a going concern basis that contemplates the realization of assets and liquidation of liabilities in the normal course of business, and contain an additional explanatory paragraph which identifies issues that raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The continuation of our company as a going concern is dependent upon the continued financial support from our shareholders and note holders, the ability of our company to obtain necessary equity financing to continue operations, and ultimately the attainment of profitable operations. As at June 30, 2018, our company has not generated any revenues, and has an accumulated deficit of $548,880. These factors raise substantial doubt regarding our company’s ability to continue as a going concern and the realization of assets and satisfaction of liabilities in the normal course of business. These condensed consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should our company be unable to continue as a going concern.

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

Pursuant to Rule 13a-15(b) under the Exchange Act, our Company carried out an evaluation with the participation of our Company’s management, including our Company’s Chief Executive Officer (“CEO”) and our Company’s Chief Financial Officer (“CFO”), of the effectiveness of our Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of June 30, 2018. Based upon that evaluation, our Company’s CEO and CFO concluded that our Company’s disclosure controls and procedures were not effective as of June 30, 2018 due to our Company’s limited internal resources and lack of ability to have multiple levels of transaction review.

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

FIRST COLOMBIA DEVELOPMENT CORP.
(Registrant)

Dated: October 26, 2018	/s/Christopher Hansen
Christopher Hansen
President, Chief Executive Officer,
and Director
(Principal Executive Officer)

Dated: October 26, 2018	/s/Cindy Lee Kelly
Cindy Lee Kelly
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)