Form 10-Q
period 2018-09-30
First Colombia Development Corp.
filed 2018-12-14
CIK 1533030

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF [X] 1934

For the quarterly period ended September 30, 2018

or

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File Number 333-181259

FIRST COLOMBIA DEVELOPMENT CORP.
(Exact name of registrant as specified in its charter)

Nevada	N/A
(State or other jurisdiction of incorporation or	(IRS Employer Identification No.)
organization)

3020 Bridgeway, Ste 505 Sausalito, CA	94965

(Address of principal executive offices)	(Zip Code)

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

73,520,016 common shares issued and outstanding as of December 13, 2018.

PART I – FINANCIAL INFORMATION

Item1.	Financial Statements

Consolidated Financial Statements

Our unaudited condensed consolidated financial statements for the three and nine month periods ended September 30, 2018 and 2017 form part of this quarterly report. Unless otherwise specified our consolidated financial statements are expressed in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles with the instructions to Form 10-Q and Article 8 of Regulation S-X.

Operating results for the nine month period ended September 30, 2018 are not necessarily indicative of the results that can be expected for the year ending December 31, 2018.

First Colombia Development Corp.
Condensed Consolidated Balance Sheets
(Unaudited)

	September 30,	December 31,
	2018	2017

ASSETS
Current Assets
Cash	$314,544	$107
Inventory (Note 5)	11,461	–
Prepaid expenses and advances	40,499	–
Total current assets	366,504	107
Property and equipment, net of accumulated depreciation of $476
and $0, respectively (Note 3)	458,425	–
Goodwill (Note 2)	55,848	–
Other assets	52	–
Total Assets	$880,829	$107

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts payable and accrued liabilities	$81,498	$122,662
Due to related party (Note 4)	8,298	54,515
Total Liabilities	89,796	177,177

Commitments and Contingencies (Note 1)
Stockholders’ Equity (Deficit)
Preferred stock, $0.001 par value, 100,000,000 shares authorized, no shares issued and outstanding	–	–
Common stock, $0.001 par value, 500,000,000 shares authorized, 76,400,016 and 69,520,016 shares issued and outstanding, respectively	76,400	69,520
Additional paid-in capital	1,425,885	166,609
Accumulated deficit	(706,314)	(413,199)
Accumulated other comprehensive income	(4,938)	–
Total Stockholders’ Equity (Deficit)	791,033	(177,070)
Total Liabilities and Stockholders’ Equity (Deficit)	$880,829	$107

(The accompanying notes are an integral part of these interim unaudited condensed consolidated financial statements)

First Colombia Development Corp.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Expenses
Bank charges	$723	$41	$946	$155
Selling, marketing and administrative	156,337	16,109	253,278	44,976
Total Operating Expenses	157,060	16,150	254,224	45,131
Loss Before Other Expenses	(157,060)	(16,150)	(254,224)	(45,131)
Other Expenses
Interest expense	(246)	–	(39,238)	–
(Loss) gain on foreign exchange	(128)	–	347	–
Loss before taxes	(157,434)	(16,150)	(293,115)	(45,131)
Income taxes	–	–	–	–
Net Loss	$(157,434)	$(16,150)	$(293,115)	$(45,131)
Foreign currency translation adjustments	(967)	–	(4,938)	–
Comprehensive Loss	(158,401)	(16,150)	(298,053)	(45,131)
Net loss per common share – Basic and
Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted Average Shares Outstanding	76,400,016	69,520,016	73,355,327	69,520,016

(The accompanying notes are an integral part of these interim unaudited condensed consolidated financial statements)

First Colombia Development Corp.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	September 30,
	2018	2017
Operating Activities
Net Loss	$(293,115)	$(45,131)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation expense	476	–
Changes in operating assets and liabilities:
Prepaids and advances	(2,990)	–
Other assets	(52)	–
Accounts payable and accrued liabilities	(53,459)	44,354
Net Cash Used in Operating Activities	(349,140)	(777)
Investing Activities
Purchase of property and equipment	(457,254)	–
Net cash paid for acquisition of subsidiary	(97,494)	–
Net Cash Used in Investing Activities	(554,748)	–
Financing Activities
Proceeds from related party loans	–	917
Payments on related party loans	(61)	–
Proceeds from sale of common stock	1,220,000	–
Net Cash Provided by Financing Activities	1,219,939	917
Effect of Exchange Rate Changes on Cash	(1,614)	–
Increase (Decrease) In Cash	314,437	140
Cash - Beginning of Period	107	9
Cash - End of Period	$314,544	$149

Non-Cash financing activities
Forgiveness of shareholder loan	$46,156	$–

Supplemental Disclosures
Interest paid	$–	$–
Income taxes paid	$–	$–

(The accompanying notes are an integral part of these interim unaudited condensed consolidated financial statements)

First Colombia Development Corp.
Notes to Interim Condensed Consolidated Financial Statements
September 30, 2018 and 2017
(Unaudited)

1.	Nature of Operations

First Colombia Development Inc. (the “Company”) was incorporated under the laws of the State of Nevada on May 10, 2011. Effective April 26, 2018, the Company changed its name from AFC Building Technologies Inc. to First Colombia Development Inc. The Company is establishing various business ventures in Colombia in the agriculture and real estate development, tourism, and infrastructure sectors. The Company’s initial endeavor is acquiring, free ranging and reselling cattle for the domestic Colombian beef market.On May 10, 2018, the Company acquired all the issued and outstanding share capital of a Colombian company, First Colombia Devco SAS.

Going Concern

These unaudited interim condensed consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders and note holders, the ability of the Company to obtain necessary equity financing to continue operations, and ultimately the attainment of profitable operations. As at September 30, 2018, the Company has not generated any revenues and has an accumulated deficit of $706,314 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

The unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the Securities and Exchange Commission (“SEC”) instructions for companies filing Form 10-Q. In the opinion of management, the unaudited condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of September 30, 2018, and the results of operations and cash flows for the periods ended September 30, 2018 and 2017. The financial data and other information disclosed in the notes to the interim condensed consolidated financial statements related to the periods are unaudited. The results for the three-month and nine-month period ended September 30, 2018 are not necessarily indicative of the results to be expected for any subsequent quarter or the entire year ending December 31, 2018. These unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s annual audited financial statements and notes thereto for the year ended December 31, 2017, included in the Company’s Form 10-K filed on May 1, 2018 with the SEC.

These consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, First Colombia Devco SAS (from the date of acquisition, May 10, 2018). All inter-company balances and transactions have been eliminated.

Use of Estimates

The preparation of these unaudited interim condensed consolidated financial statements in accordance with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to the estimated useful lives and recoverability of long-lived assets, deferred income tax asset valuations and loss contingencies. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

First Colombia Development Corp.
Notes to Interim Condensed Consolidated Financial Statements
September 30, 2018 and 2017
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

The Company tests its goodwill for impairment at least annually and whenever events or circumstances change that indicate impairment may have occurred. A significant amount of judgment is involved in determining if an indicator of impairment has occurred. Such indicators may include, among others: a significant decline in the Company’s expected future cash flows; a significant adverse change in legal factors or in the business climate; unanticipated competition; and slower growth rates. Any adverse change in these factors could have a significant impact on the recoverability of goodwill and the Company’s consolidated financial results. There were no impairment charges during the nine months ended September 30, 2018.

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

Foreign Currency Translation

The functional currency of the Company is the United States dollar. The functional currency of the subsidiary is the Colombian Peso. The financial statements of the Company’s Colombian subsidiary were translated to United States dollars in accordance with ASC 830, Foreign Currency Translation Matters, using period-end rates of exchange for assets and liabilities, and average rates of exchange for the year for revenues and expenses. The period-end exchange rate was 2,964 Columbian Pesos to United States dollar, and the average exchange rate was 2,934 Columbian Pesos to United States dollar. Translation gains (losses) are recorded in accumulated other comprehensive income (loss) as a component of stockholders’ equity. Gains and losses arising on foreign currency denominated transactions included in the determination of income. Foreign currency transactions are primarily undertaken in Colombian Pesos and Canadian dollars. The Company has not, to the date of these consolidated financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

Comprehensive Loss

ASC 220, Comprehensive Income establishes standards for the reporting and display of comprehensive income (loss) and its components in the consolidated financial statements. During the nine months ended September 30, 2018 and 2017, the Company’s only component of comprehensive income was foreign currency translation adjustments.

First Colombia Development Corp.
Notes to Interim Condensed Consolidated Financial Statements
September 30, 2018 and 2017
(Unaudited)

Basic and Diluted Net Loss Per Share

The Company computes net loss per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (EPS) on the face of the statement of operations. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all potentially dilutive shares if their effect is anti-dilutive. The Company did not have any dilutive potential shares outstanding at September 30, 2018 or September 30, 2017.

Revenue Recognition

The Company follows topic 606 of the FASB Accounting Standards Codification for revenue recognition and ASU 2014-09. On January 1, 2018, the Company adopted ASU 2014-09, which is a comprehensive new revenue recognition model that requires revenue to be recognized in a manner to depict the transfer of goods or services to a customer at an amount that reflects the consideration expected to be received in exchange for those goods or services. The Company will consider revenue realized or realizable and earned when all the five following criteria are met: (1) Identify the contract with a customer, (2) Identify the performance obligations in the contract, (3) Determine the transaction price, (4) Allocate the transaction price to the performance obligations in the contract, and (5) Recognize revenue when (or As) the entity satisfies a performance obligation.

2.	First Colombia Devco SAS Acquisition

On May 10, 2018, pursuant to a purchase agreement the Company purchased all of the issued and outstanding capital stock of First Colombia Devco SAS. The Company closed and completed the acquisition on May 10, 2018.The results of First Colombia Devco SAS’ operations have been included in the consolidated financial statements since that date. First Colombia Devco SAS was acquired to establish various business ventures in Colombia in the agriculture and real estate development, tourism, and infrastructure sectors.

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

First Colombia Development Corp.
Notes to Interim Condensed Consolidated Financial Statements
September 30, 2018 and 2017
(Unaudited)

2.	First Colombia Devco SAS Acquisition (continued)

The following table summarizes our consolidated results of operations for the nine months ended September 30, 2018, as well as unaudited pro forma consolidated results of operations as though the acquisition had occurred on January 1, 2018 and 2017:

	September 30, 2018			September 30, 2017
						Pro
	As Reported	Pro Forma		As Reported		Forma
Net Sales	$–	$–	$	– $		–
Net Loss	(293,115)	(354,885)		(45,131)		(45,131)
Earnings per common share:
Basic	$(0.00)	$(0.01)		$(0.00	) $	(0.00)
Diluted	$(0.00)	$(0.01)		$(0.00	) $	(0.00)

3.	Property and Equipment

	September 30,	December 31,
	2018	2017

Office equipment	$4,161	$–
Machinery and equipment	4,740	–

Total	8,901	–
Accumulated depreciation	(476)	–
Land	450,000	–

Equipment, Net	$458,425	$–

During the nine months ended September 30, 2018, the Company recorded $476 (2017 - $0) of depreciation expense. During the three months ended September 30, 2018, the Company recorded $382 (2017 - $0) of depreciation expense.

On June 7, 2018, the Company entered into a property purchase agreement whereby the Company agreed to acquire real estate located in the Municipality of Tarso, Antioquia, in Colombia. The property is 13.3125 hectares in size and the consideration for the purchase was $450,000.

4.	Related Party Transactions

a)

At September 30, 2018, the Company owed $8,298 (December 31, 2017 - $8,358) to the Chief Financial Officer of the Company. These were monies advanced for general working capital purposes, (i.e. accounting and professional fees) as required. The amount is unsecured, non-interest bearing and due on demand.

b)

During the nine months ended September 30, 2018, a shareholder of the Company agreed to forgive $46,156 of outstanding debt. As the debt forgiven was owed to a related party, the Company recognized the $46,156 forgiven as an equity transaction recorded in additional paid-in capital. At September 30, 2018, the Company owed $0 (December 31, 2017 - $46,156) to a shareholder of the Company. These were monies advanced for general working capital purposes, (i.e. accounting and professional fees) as required.

5.	Inventory

At September 30, 2018, inventory consisted of $11,461 of cattle. The cattle are raised by a third party rancher who bears the cost of development. Upon the sale of the cattle the Company will receive 40% of the earnings and the rancher will receive the remaining 60%.

First Colombia Development Corp.
Notes to Interim Condensed Consolidated Financial Statements
September 30, 2018 and 2017
(Unaudited)

6.	Licensing Agreement

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

7.	Common Stock

On February 22, 2018, the Company issued 4,000,000 post-split shares of common stock at $0.125 per share for cash proceeds of $500,000.

On April 26, 2018, the Company effected a 2-1 forward stock split of the issued and outstanding shares of common stock. All share and per share information have been retroactively adjusted to reflect the forward stock split.

On August 3, 2018, the Company completed a non-brokered private placement and issued 2,880,000 post-split shares of common stock at $0.25 per share for aggregate gross proceeds of $720,000.

8.	Subsequent Events

Management has evaluated subsequent events pursuant to ASC Topic 855, and has determined there are no subsequent events to disclose.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Effective June 7, 2018, we executed a property purchase agreement with Terra Viva Property Development S.A.S. whereby we acquired certain real property located in the Municipality of Tarso, Antioquia, in Colombia. The property is 13.3125 hectares in size. The consideration paid for the purchase was $450,000.

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

Results of Operations

The following summary of our results of operations should be read in conjunction with our financial statements for the quarter ended September 30, 2018, which are included herein.

Three Months Ended September 30, 2018 and September 30, 2017

Our operating results for the three months ended September 30, 2018 and September 30, 2017 are summarized as follows:

	Three	Three
	Months	Months
	Ended	Ended
	September	September
	30,	30
	2018	2017
Revenue	$-	$-
Cost of sales	-	-
Bank charges and interest	(723)	(41)
Selling, marketing and administrative	(156,337)	(16,109)
Expenses	(157,060)	(16,150)
Net Loss	(157,434)	(16,150)
Loss per common share – Basic and Diluted	$(0.00)	$(0.00)

Revenue and Cost of Sales

We had no revenues and did not engage in any sales activities during the three month periods ended September 30, 2018 and September 30, 2017, respectively.

Operating Expenses

We incurred a net loss of $157,434 for the three months ended September 30, 2018, compared to $16,150 during the three months ended September 30, 2017. The significant increase in net loss during the three months ended September 30, 2018 resulted from the $157,060 in total operating expenses (September 30, 2017 - $16,150) incurred in the expansion of the Company’s operations in Colombia.

Nine Months Ended September 30, 2018 and September 30, 2017

Our operating results for the Nine Months ended September 30, 2018 and September 30, 2017 are summarized as follows:

	Nine	Nine
	Months	Months
	Ended	Ended
	September	September
	30,	30
	2018	2017
Revenue	$-	$-
Cost of sales	-	-
Bank charges and interest	(946)	(155)
Selling, marketing and administrative	(253,278)	(44,976)
Expenses	(254,224)	(45,131)
Net Loss	(293,115)	(45,131)
Loss per common share – Basic and Diluted	$(0.00)	$(0.00)

Revenue and Cost of Sales

We had no revenues and did not engage in any sales activities during the Nine month periods ended September 30, 2018 and September 30, 2017, respectively.

Operating Expenses

We incurred a net loss of $293,115 for the Nine Months ended September 30, 2018, compared to $45,131 during the Nine Months ended September 30, 2017. The significant increase in net loss during the Nine Months ended September 30, 2018 resulted from the $254,224 in operating expenses (September 30, 2017 - $45,131) incurred due to expansion of the Company’s operations and the resulting additional expenses.

Liquidity and Financial Condition

Working Capital

	At	At
	September	December
	30,	31,
	2018	2017
Current assets	$366,504	$107
Current liabilities	89,796	177,177
Working capital (deficit)	$276,708	$(177,070)

As at September 30, 2018 we had current assets of $366,504 (consisting of cash and prepaid expenses and advances), current liabilities of $89,796, and a working capital of $276,708. This compares to our total current assets of $107, current liabilities of $177,177, and working capital deficit of $177,070 as at December 31, 2017.

Cash Flows

	Nine	Nine
	Months	Months
	Ended	Ended
	September 30,	September 30,
	2018	2017
Net cash Provided by (Used In) operating activities	$(349,140)	$(777)
Net cash (Used In) investing activities	(554,748)	-
Net cash provided by financing activities	1,219,939	917
Net increase (decrease) in cash during period	$314,437	(140)

Operating Activities

Net cash used in operating activities was $349,140 during the Nine Months ended September 30, 2018 compared with net cash used in operating activities of $777 during the Nine Months ended September 30, 2017. This increase in cash used was mostly as a result of the Company's increased operational activity due to the expansion of its operations in Colombia.

Investing Activities

Net cash used in investing activities was $554,748 during the nine months ended September 30, 2018 compared to no activities during the nine months ended September 30, 2017. The increase in cash used in investing activities was the result of the purchase of property plant and equipment and cash paid to acquire the Company’s subsidiary.

Financing Activities

Net cash provided by financing activities was $1,219,939 during the Nine Months ended September 30, 2018 with compared with $917 in the prior period. This increase in cash provided was the result of proceeds of the sale of common stock.

Going Concern

Our consolidated financial statements for the Nine month period ended September 30, 2018 have been prepared on a going concern basis and contain an additional explanatory paragraph which identifies issues that raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The continuation of our company as a going concern is dependent upon the continued financial support from our shareholders and note holders, the ability of our company to obtain necessary equity financing to continue operations, and ultimately the attainment of profitable operations. As at September 30, 2018, our company has not generated any revenues, has working capital of $276,708, and has an accumulated deficit of $706,314. These factors raise substantial doubt regarding our company’s ability to continue as a going concern. These condensed consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should our company be unable to continue as a going concern.

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

Pursuant to Rule 13a-15(b) under the Exchange Act, our Company carried out an evaluation with the participation of our Company’s management, including our Company’s Chief Executive Officer (“CEO”) and our Company’s Chief Financial Officer (“CFO”), of the effectiveness of our Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of September 30, 2018. Based upon that evaluation, our Company’s CEO and CFO concluded that our Company’s disclosure controls and procedures were not effective as of September 30, 2018 due to our Company’s limited internal resources and lack of ability to have multiple levels of transaction review.

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

Item 1A.	Risk Factors

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

Exhibit	Description
Number

(3)	Articles of Incorporation and Bylaws
3.1	Articles of Incorporation (incorporated by reference to our Registration Statement on Form S- 1 filed on May 9, 2012).
3.2	By-laws (incorporated by reference to our Registration Statement on Form S-1 filed on May 9, 2012).
3.3	Certificate of Amendment (incorporated by reference to our Current Report on Form 8-K filed on January 13, 2014).
3.4	Certificate of Change filed with the Nevada Secretary of State on April 12, 2018 with an effective date of April 26, 2016. (incorporated by reference to our current report on Form 8-K filed on May 2, 2018)
3.5	Articles of Merger filed with the Nevada Secretary of State on April 12, 2018 with an effective date of April 26, 2016. (incorporated by reference to our current report on Form 8-K filed on May 2, 2018)
(10)	Material Contracts
10.1	Consulting Agreement dated December 30, 2011 between our company and Cindy Kelly & Associates (incorporated by reference to our Registration Statement on Form S-1 filed on May 9, 2012).
10.2	Purchase Agreement with Grupo Jaque Ltd. and First Colombia Devco SAS, dated May 10, 2018 (incorporated by reference to our current report on Form 8-K filed on May 19, 2018)
(31)	Rule 13a-14(a)/15d-14(a) Certifications
31.1*	Section 302 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer
31.2*	Section 302 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer and Principal Accounting Officer
(32)	Section 1350 Certifications
32.1*	Section 906 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer
32.2*	Section 906 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer and Principal Accounting Officer
101*	Interactive Data File
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
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

FIRST COLOMBIA DEVELOPMENT CORP.
(Registrant)

Dated: December 13, 2018	/s/Christopher Hansen
Christopher Hansen
President, Chief Executive Officer,
and Director
(Principal Executive Officer)

Dated: December 13, 2018	/s/Cindy Lee Kelly
Cindy Lee Kelly
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting
Officer)