Form 10-K
period 2018-12-31
First Colombia Development Corp.
filed 2019-05-24
CIK 1533030

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from [   ] to [   ]

Commission file number 333-181259

FIRST COLOMBIA DEVELOPMENT CORP.
(Exact name of registrant as specified in its charter)

Nevada	N/A
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

3020 Bridgeway, Suite 505, Sausalito, CA	94965
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:	415-729-1747

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered
N/A	N/A

Securities registered pursuant to Section 12(g) of the Act:

N/A
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 the Securities Act.
Yes [   ]  No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act
Yes [X]  No [   ]

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
Yes [   ]  No [X]

The aggregate market value of Common Stock held by non-affiliates of the Registrant on June 30, 2018 was zero based on no bid or asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.
76,400,016 common shares as of May 23, 2019

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

As used in this current report and unless otherwise indicated, the terms “we”, “us”, “our” and the “Company” mean First Colombia Development Corp., a company incorporated under the laws of the state of Nevada.

Historical Overview

We were incorporated under the laws of the state of Nevada on May 10, 2011 under the name Auto Tool Technologies Inc. and had been engaged in the distribution of hand tools throughout Canada. Our fiscal year end is December 31. Our business offices are currently located at 3020 Bridgeway, Suite 505, Sausalito, CA 94965. The address of agent for service in Nevada and registered corporate office is c/o National Registered Agents, Inc. of Nevada, 100 East William Street, Suite 204, Carson City, NV, 89701. Our telephone number is (415) 729-1747.

On December 19, 2013, our company approved a change of name of our company to AFC Building Technologies Inc. In addition to the change of name, we also approved a 1 for 8 forward split of our then issued and outstanding shares of common stock, pursuant to which our issued and outstanding shares increased from 4,345,001 shares of common stock to 34,760,008 shares of common stock, our authorized capital remains unchanged. All references to common stock have been retroactively re-stated. A Certificate of Amendment to effect the change of name was filed and became effective with the Nevada Secretary of State on January 10, 2014. These amendments were reviewed by the Financial Industry Regulatory Authority (FINRA) and approved for filing with an effective date of January 14, 2014. The forward split and name change became effective with the Over-the-Counter market at the opening of trading on January 14, 2014.

In April of 2018 we effected a name change and forward stock split of our authorized and issued and outstanding shares of common stock on a one (1) old for two (2) new basis. Upon effect of the forward split, our authorized capital increased from 250,000,000 shares of common stock to 500,000,000 shares of common stock and correspondingly, our issued and outstanding shares of common stock increased from 34,760,008 to 73,520,016 shares of common stock, all with a par value of $0.001. Certificate of Change and Articles of Merger to effect the forward split and the merger and change of name to First Colombia Development Corp. were filed with the Nevada Secretary of State on April 12, 2018, with an effective date of April 26, 2018. The name change and forward stock split were subsequently reviewed and approved by the Financial Industry Regulatory Authority (FINRA) with an effective date of April 26, 2018.

Our Current Business

Effective May 10, 2018, we executed and closed a purchase agreement with Grupo Jaque Ltd. and First Colombia Devco SAS (“Devco”) whereby we acquired the issued and outstanding share capital of Devco, a Colombian company, from its sole shareholder, Grupo Jaque Ltd. The consideration for the purchase was $100,000, which represented a reimbursement of the vendor’s costs to capitalize and establish the Colombian company, and the costs of establishing the company’s Colombian head offices.

Our goal with Devco was to establish business ventures in Colombia’s rapidly developing economy, with a focus on agriculture and real estate development, tourism, infrastructure, and other high growth sectors that may be identified as worth pursuing. Such enterprises were in the initial planning and investigation stages, with the initial endeavor of Devco being a pilot program for a cattle division which acquires, free ranges and resells cattle for the domestic Colombian beef market, to establish the commercial viability of such an approach.

Effective June 7, 2018, we executed a property purchase agreement with Terra Viva Property Development S.A.S. whereby agreed to acquire certain real property located in the Municipality of Tarso, Antioquia, in Colombia. The property is 13.3125 hectares in size. The consideration for the purchase was $450,000. The Municipality of Tarso, approximately 50km from Medellin, is in the Suroeste region of Antioquia and is a popular resort area

On April 26, 2019, the Board of Directors approved a strategic repositioning of the Company, as follows:

1.	Disposition of the Colombian assets. We are now in the process of developing a plan for such disposition, which we intend to conclude within one year.
2.

Develop a nationwide network of medical marijuana dispensaries and related businesses in the United States, where legally permitted, with a focus on both THC-dominant and CBD-dominant cannabis manufacturing, distribution and sales.

In pursuit of the above, on May 14, 2019, the Company announced the following:

1.

A non-binding Letter of Intent with Critical Mass Industries LLC DBA Good Meds ("Good Meds") pursuant to which the Company will acquire the management assets related to dispensing, cultivation, and extraction as well as the brand assets of Good Meds, which includes BOSM Labs, in exchange for US $1,999,770 and 15,053,233 shares of common stock. Good Meds was founded in Denver, Colorado in 2009 by John Knapp. As a pioneering company in a fully regulated cannabis marketplace, Good Meds operates two retail storefronts and a 90,000-square-foot cultivation and extraction facility, producing world-class Medical and Adult Use products.

2.

A non-biding Letter of Intent to acquire General Extract LLC DBA General Extract (“General Extract”). General Extract was founded in 2015 as an importer, distributor, broker and post-processor of hemp and hemp derivatives. Working in value-add areas of the supply chain, General Extract operates a hemp- derivative refinement and distribution center in Denver, Colorado. As an intermediary in the global supply of cannabis products, General Extract is closely aligned with both the upstream and downstream cannabis industry leaders.

3.

The terms of a proposed private placement of the Company’s common stock in a non-brokered transaction. Under the terms of the private placement, FCOL intends to offer up to US $7 million in shares of common stock at a purchase price of US $0.50 per share. As of this date, the Company has had preliminary discussions with proposed investors, but has not entered into any binding agreements with respect to the sale of the shares. While the Company is confident that the placement will be successful, there can be no assurance that the financing will close or that the terms will not be modified. The offering will be made exclusively to accredited investors pursuant to exemptions from registration under the Securities Act of 1933.

The Company expects the acquisitions and the financing will close by the end of the third quarter of fiscal 2019.

Intellectual Property

None.

Employees

We have no employees. Our current Chief Financial Officer and former director, Cindy Kelly, provides management and administration services to our Company as a consultant.

Our current President, Chief Executive Officer and director, Christopher Hansen, provides management and administration services to our Company as a consultant.

Our subsidiary, Devco, has one employee. The subsidiary’s official representative, Miguel Cock Gomez, is not an employee.

Government Regulation

Any operations on our Colombian properties will be subject to various federal and state laws and regulations in Colombia which govern farming, development, production, exports, taxes, labor standards, occupational health, waste disposal, protection of the environment, hazardous substances and other matters. We will be required to obtain those licenses, permits or other authorizations currently required to conduct operations, construction and other programs. There are no current orders or directions relating to us or to our properties with respect to the foregoing laws and regulations. Such compliance may include feasibility studies on the surface impact of our proposed operations, costs associated with minimizing environmental impact, water treatment and protection, reclamation activities, including rehabilitation of various sites, on-going efforts at alleviating impact on wildlife and permits or bonds as may be required to ensure our compliance with applicable regulations. It is possible that the costs and delays associated with such compliance could become so prohibitive. We are not presently aware of any specific material environmental constraints affecting our properties that would preclude the economic development or operation of property.

Environmental Regulations

We are not aware of any material violations of environmental permits, licenses or approvals that have been issued with respect to our operations. To the best of our knowledge, we have complied with all applicable laws, rules and regulations relating to our business, and at this time and in light of our strategic repositioning we do not anticipate incurring any material capital expenditures to comply with any environmental regulations or other requirements. While our current projects and business activities do not violate any laws, any regulatory changes that impose additional restrictions or requirements on us or on our potential customers could adversely affect us by increasing our operating costs or decreasing demand for our products or services, which could have a material adverse effect on our results of operations.

Research and Development

We have not incurred any research or development expense over the last two fiscal years.

Purchase of Significant Equipment

Pursuant to the planned acquisition of GoodMeds and General Extract, the Company could potentially purchase significant amounts of equipment, however, none is planned as of the date of filing.

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

Item 2.            Properties

Executive Offices

Our executive office is located at 3020 Bridgeway, Suite 505, Sausalito, CA 94965, on a month-to-month basis. This location currently serves as our primary and only office for planning and implementing our business plan. This space is currently sufficient for our purposes, and we expect it to be sufficient for the foreseeable future.

Our Colombian office is located in the city of Medellin and consists of 1300 square feet. The lease is cancellable upon giving three months’ notice.

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

PART II

Item 5.            Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is quoted on the electronic quotation system operated by OTC Markets Group. Our common stock was first quoted on the OTC Bulletin Board effective January 14, 2014. Our trading symbol is “FCOL”. During year ended December 31, 2018 there was light trading activity of our common shares on the OTC markets.

OTC Market securities are not listed and traded on the floor of an organized national or regional stock exchange. Instead, OTC Market securities transactions are conducted through a telephone and computer network connecting dealers. OTC Market issuers are traditionally smaller companies that do not meet the financial and other listing requirements of a national or regional stock exchange.

Our common shares are issued in registered form. The registrar and transfer agent is Transhare Corporation, Roosevelt Office Center, 15500 Roosevelt Boulevard, Suite 302, Clearwater, Florida 33760 (Telephone: 303-662-1112; Facsimile: 727-269-5616).

Holders

As of May 23, 2019, there were approximately 85 holders of record of our common stock, and we had 76,400,016 common shares issued and outstanding.

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

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

We did not sell any equity securities which were not registered under the Securities Act during the year ended December 31, 2018 that were not otherwise disclosed in this annual report on Form 10-K, in our quarterly reports on Form 10-Q, or in our current reports on Form 8-K filed during the year ended December 31, 2018.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fourth quarter of our fiscal year ended December 31, 2018.

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

Liquidity and Financial Condition

Working Capital

	At	At
	December 31,	December 31,
	2018	2017
Current assets	$246,200	$107
Current liabilities	$57,029	$177,177
Working capital (deficit)	$189,171	$(177,070)

Cash Flows
	Year Ended	Year Ended
	December 31,	December 31,
	2018	2017
Cash flows used in operating activities	$452,453	$98
Investing Activities	554,112
Cash flows provided by financing activities	$1,220,000	$--
Net (decrease) in cash during year	$207,206	$98

Operating Activities

Net cash used in operating activities was $452,453 for our year ended December 31, 2018 compared with cash used in operating activities of $98 in the same period in 2017. The largest component of the increase in net cash used in operating activities was the net loss of $427,457 incurred in 2018 versus the net loss in 2017 of $56,764.

Investing Activities

The Company used $554,112 net cash in investing activities in the year ending December 31, 2018 whereas in the year ending December 31, 2017 it had no investing activities. The increase in net cash used in investing activities related to the purchase of property and equipment in Colombia of $456,618 and the cash paid for the acquisition of the Colombian subsidiary.

Financing Activities

Net cash provided by financing activities was $1,220,000 for the year ended December 31, 2018 compared to $0 in the same period in 2017. No debt was incurred in 2018 or 2017. The sale of common stock for the year ended December 31, 2018 totaled $1,220,000.

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

Results of Operations for our Years Ended December 31, 2018 and 2017

The following summary of our results of operations should be read in conjunction with our audited financial statements for the years ended December 31, 2018 and 2017.

Our operating results for the years ended December 31, 2018 and 2017 are summarized as follows:

	Year Ended	Year Ended	Change Between
	December 31,	December 31,	Year Ended
	2018	2017	December 31,
			2017
			and Year Ended
			December 31,
			2018
Revenue	-	$-	$-
Total operating expenses	$337,770	$52,071	$285,699
Other (income) expenses	$89,687	$4,693	$84,994
Net loss	$427,457	$56,764	$370,693
Foreign currency translation adjustments	$15,097	$0	$15,097
Comprehensive Loss	$442,554	$56,764	$385,790

Revenue

We had no revenues in the years ended December 31, 2018 and 2017.

Cost of Sales

Cost of sales have been recorded as $0.

Operating Expenses

Total operating expenses relating to selling marketing and administrative expense, increased for the year ended December 31, 2018 to $337,770 from $52,071 for the year ended December 31, 2017. The increase was due to a ramp-up of parent company administrative expense to support the strategic initiatives in Colombia, along with administrative expenses related to the startup of operations and business activity in the subsidiary.

In the year ended December 31, 2018, we incurred a net loss of $427,457, compared to a net loss of $56,764 in the year ended December 31, 2017.

Cash Requirements

The Company intends to dispose of its Colombian operations and undertake new strategic initiatives in the next 12 months. Accordingly, it is not in a position to accurately assess its cash requirements over the next 12 months. However, in order to provide funds, we plan to pursue additional equity financing from private investors or possibly a registered public offering. We do not currently have any definitive arrangements in place for the completion of any further private placement financings and there is no assurance that we will be successful in completing any further private placement financings. If we are unable to achieve the necessary additional financing, then we plan to reduce the amounts that we spend on our business activities and administrative expenses in order to be within the amount of capital resources that are available to us.

We have not investigated the availability of commercial loans or other debt financing to supplement or meet our cash requirements. In the uncertain event that any such debt financing alternatives were available to us on acceptable terms, they would increase our liabilities and future cash commitments

Going Concern

Our audited financial statements for the year ended December 31, 2018 have been prepared on a going concern basis and contain an additional explanatory paragraph which identifies issues that raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The continuation of our company as a going concern is dependent upon the continued financial support from its shareholders and note holders, the ability of our company to obtain necessary equity financing to continue operations, and ultimately the attainment of profitable operations. As at December 31, 2018, our company has not generated any revenues, used $452,453 of cash for operating activities, has working capital of $189,171, and has an accumulated deficit of $840,656 since inception. These factors raise substantial doubt regarding our company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should our company be unable to continue as a going concern.

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

Financial Instruments/Concentrations

Our company’s financial instruments consist principally of cash, accounts receivable, and accounts payable. Pursuant to ASC 820, Fair Value Measurements and Disclosures and ASC 825, Financial Instruments the fair value of cash equivalent is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. Our company believes that the recorded values of all of our company’s other financial instruments approximate their current fair values because of their nature and relatively short maturity dates or durations.

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

Comprehensive Income (Loss)

ASC 220, Comprehensive Income establishes standards for the reporting and display of comprehensive income (loss) and its components in the financial statements. During the years ended December 31, 2018 and 2017, our company’s only component of comprehensive income was foreign currency translation adjustments.

Basic and Diluted Net Loss Per Share

Our company computes net loss per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (EPS) on the face of the statement of operations. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all potentially dilutive shares if their effect is anti-dilutive. Our company did not have any dilutive potential shares outstanding at December 31, 2018 or 2017.

Income Taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has adopted ASC 740, Income Taxes as of its inception. Pursuant to ASC 740 the Company is required to compute tax asset benefits for net operating losses carried forward. The potential benefits of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years. As of December 31, 2018 and 2017, the Company had no accrued interest or penalties related to uncertain tax positions.

Revenue Recognition

The Company follows topic 606 of the FASB Accounting Standards Codification for revenue recognition and ASU 2014-09. On January 1, 2018, the Company adopted ASU 2014-09, which is a comprehensive new revenue recognition model that requires revenue to be recognized in a manner to depict the transfer of goods or services to a customer at an amount that reflects the consideration expected to be received in exchange for those goods or services. The Company will consider revenue realized or realizable and earned according to the following pattern: (1) Identify the contract with a customer, (2) Identify the performance obligations in the contract, (3) Determine the transaction price, (4) Allocate the transaction price to the performance obligations in the contract, and (5) Recognize revenue when (or as) the entity satisfies a performance obligation.

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

Item 8.            Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
First Colombia Development, Corp.

Opinion on the Financial Statements
We have audited the accompanying balance sheets of First Colombia Development Corp. (the Company) as of December 31, 2018 and 2017, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the years then ended and the related notes (collectively referred to as the financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

Consideration of the Company’s Ability to Continue as a Going Concern
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has no revenues, has suffered from recurring losses from operations and has cash used in operating activities which raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Consolidated Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ Haynie & Company
      Salt Lake City, Utah
      May 23, 2019

We have served as the Company’s auditor since 2016.

First Colombia Development Corp.
Consolidated Balance Sheets

	December 31,	December 31,
	2018	2017

ASSETS

Current Assets

Cash	$207,313	$107
Inventory (Note 7)	10,459	–
Prepaid expenses and advances	28,428	–

Total current assets	246,200	107

Property and equipment, net of accumulated depreciation of $761 and $0, respectively (Note 5)	457,361	–

Total Assets	$703,561	$107

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities

Accounts payable and accrued liabilities	$49,183	$122,662
Due to related party (Note 6)	7,846	54,515
Total Liabilities	57,029	177,177

Commitments and Contingencies (Note 1)

Stockholders’ Equity (Deficit)

Preferred stock, $0.001 par value, 100,000,000 shares authorized, no shares issued and outstanding, respectively	–	–

Common stock, $0.001 par value, 500,000,000 shares authorized, 76,400,016 and 69,520,016 shares issued and outstanding, respectively	76,400	69,520

Additional paid-in capital	1,425,885	166,609

Accumulated deficit	(840,656)	(413,199)

Accumulated other comprehensive income	(15,097)	–

Total Stockholders’ Equity (Deficit)	646,532	(177,070)

Total Liabilities and Stockholders’ Equity (Deficit)	$703,561	$107

(The accompanying notes are an integral part of these consolidated financial statements)

First Colombia Development Corp.
Consolidated Statements of Operations

	Year Ended
	December 31,
	2018	2017

Expenses

Bank charges	$1,144	$197
Selling, marketing and administrative	336,626	51,874

Total Operating Expenses	337,770	52,071

Loss Before Other Expenses	(337,770)	(52,071)

Other Expenses

Loss of Goodwill	(50,965)	--
Interest expense	(39,480)	–
(Loss) gain on foreign exchange	758	(4,693)

Loss before taxes	(427,457)	(56,764)

Income taxes	–	–

Net Loss	(427,457)	(56,764)

Foreign currency translation adjustments	(15,097)	–

Comprehensive Loss	$(442,554)	$(56,764)

Net loss per common share – Basic and Diluted	$(0.01)	$(0.00)

Weighted Average Shares Outstanding	73,432,345	69,520,016

(The accompanying notes are an integral part of these consolidated financial statements)

First Colombia Development Corp.
Consolidated Statements of Cash Flows

	Year Ended
	December 31,
	2018	2017
Operating Activities
Net Loss	(427,457)	(56,764)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation expense	732	–
Loss on Impairment	50,965	–
Changes in operating assets and liabilities:

Prepaids and advances	9,081	–
Due to related parties	–	9,69
Accounts payable and accrued liabilities	(85,774)	47,171
Net Cash Used in Operating Activities	(452,453)	98
Investing Activities
Purchase of property and equipment	(456,618)	–
Net cash paid for acquisition of subsidiary	(97,494)	–
Net Cash Used in Investing Activities	(554,112)	–
Financing Activities
Proceeds from sale of common stock	1,220,000	–
Net Cash Provided by Financing Activities	1,220,000	–
Effect of Exchange Rate Changes on Cash	(6,229)	–
Increase In Cash	207,206	98
Cash - Beginning of Period	107	9
Cash - End of Period	$207,313	$107

Non-Cash financing activities
Gain on forgiveness of shareholder loan	$46,156	$–
Asset Purchase of First Colombia Devco SAS
Prepaid expenses and advances	$37,509	$–
Property, plant and equipment	$1,704	$–
Inventory	$12,017	$–
Accounts payable and accrued expenses	$(12,295)	$–
		$–
Supplemental Disclosures
Interest paid	$–	$–
Income taxes paid	$–	$–

(The accompanying notes are an integral part of these consolidated financial statements)

First Colombia Development Corp.
Statements of Stockholders’ (Deficit) Equity

					Accumulated
			Additional		Other
	Common Stock		Paid-In	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Income	Total

Balance, December 31, 2016	69,520,016	$69,520	$166,609	$(356,435)$	–	$(120,306)

Net loss for the year	–	–	–	(56,764)	–	(56,764)

Balance, December 31, 2017	69,520,016	$69,520	$166,609	$(413,199)$	–	$(177,070)

Shares issued for cash at $0.25 per share	6,880,000	6,880	1,213,120	–	–	1,220,000

Gain on forgiveness of shareholder loan	–	–	46,156	–	–	46,156

Net loss for the year	–	–	–	(472,457)	(15,097)	(442,554)

Balance, December 31, 2018	76,400,016	$76,400	$1,425,885	$(840,656)	$(15,097)	$646,532

(The accompanying notes are an integral part of these consolidated financial statements)

First Colombia Development Corp.
Notes to Consolidated Financial Statements
December 31, 2018

1.	Nature of Operations

First Colombia Development Inc. (the “Company”) was incorporated under the laws of the State of Nevada on May 10, 2011. Effective April 26, 2018, the Company changed its name from AFC Building Technologies Inc. to First Colombia Development Inc. The Company is establishing various business ventures in Colombia in the agriculture and real estate development, tourism, and infrastructure sectors. The Company’s initial endeavor is acquiring, free ranging and reselling cattle for the domestic Colombian beef market. On May 10, 2018, the Company acquired all the issued and outstanding share capital of a Colombian company, First Colombia Devco SAS.

2.	Going Concern

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders and note holders, the ability of the Company to obtain necessary equity financing to continue operations, and ultimately the attainment of profitable operations. As at December 31, 2018, the Company has not generated any revenues and has an accumulated deficit of $840,656 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

3.	Summary of Significant Accounting Policies

a)	Basis of Presentation and Consolidation

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

c)	Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturities of three months or less at the time of issuance to be cash equivalents.

d)	Inventory

Inventory consists of cattle acquired in May 2018 which are valued at the lower of cost or market. The Company expects to sell the inventory in less than one year.

First Colombia Development Corp.
Notes to Consolidated Financial Statements
December 31, 2018

e)	Property and Equipment

Property and equipment are stated at cost. The Company depreciates the cost of property and equipment over their estimated useful lives at the following annual rates:

Office equipment and furniture	10 years straight-line basis
Machinery and equipment	5-10 years straight-line basis

f)	Goodwill

Goodwill was generated through the acquisition of First Colombia Devco SAS as the total consideration paid exceeded the fair value of the net assets acquired.

The Company tests its goodwill for impairment at least annually and whenever events or circumstances change that indicate impairment may have occurred. A significant amount of judgment is involved in determining if an indicator of impairment has occurred. Such indicators may include, among others: a significant decline in the Company’s expected future cash flows; a significant adverse change in legal factors or in the business climate; unanticipated competition; and slower growth rates. Any adverse change in these factors could have a significant impact on the recoverability of goodwill and the Company’s consolidated financial results. As a result of the Company’s change of direction announced on April 26, 2019, the Company recorded a loss of goodwill of $50,965, representing the remainder of goodwill from the acquisition of First Colombia Devco SAS.

g)	Long-lived Assets

In accordance with ASC 360, Property Plant and Equipment, the Company tests long-lived assets or asset groups for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and a current expectation that the asset will more likely than not be sold or disposed significantly before the end of its estimated useful life.

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

i)	Foreign Currency Translation

The functional currency of the Company is the United States dollar. The functional currency of the subsidiary is the Colombian Peso. The financial statements of the Company’s Colombian subsidiary were translated to United States dollars in accordance with ASC 830, Foreign Currency Translation Matters, using period-end rates of exchange for assets and liabilities, and average rates of exchange for the year for revenues and expenses. The period-end exchange rate was 3,248 Colombian Pesos to United States dollar, and the average exchange rate was 3,027 Colombian Pesos to United States dollar. Translation gains (losses) are recorded in accumulated other comprehensive income (loss) as a component of stockholders’ equity. Gains and losses arising on foreign currency denominated transactions included in the determination of income. Foreign currency transactions are primarily undertaken in Colombian Pesos and Canadian dollars. The Company has not, to the date of these consolidated financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

First Colombia Development Corp.
Notes to Consolidated Financial Statements
December 31, 2018

j)	Comprehensive Loss

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive income (loss) and its components in the consolidated financial statements. During the year ended December 31, 2018 and 2017, the Company’s only component of comprehensive income was foreign currency translation adjustments.

k)	Basic and Diluted Net Loss Per Share

The Company computes net loss per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (EPS) on the face of the statement of operations. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all potentially dilutive shares if their effect is anti-dilutive. The Company did not have any dilutive potential shares outstanding at December 31, 2018 or December 31, 2017.

l)	Revenue Recognition

The Company follows topic 606 of the FASB Accounting Standards Codification for revenue recognition and ASU 2014-09. On January 1, 2018, the Company adopted ASU 2014-09, which is a comprehensive new revenue recognition model that requires revenue to be recognized in a manner to depict the transfer of goods or services to a customer at an amount that reflects the consideration expected to be received in exchange for those goods or services. The Company will consider revenue realized or realizable and earned according to the following pattern: (1) Identify the contract with a customer, (2) Identify the performance obligations in the contract, (3) Determine the transaction price, (4) Allocate the transaction price to the performance obligations in the contract, and (5) Recognize revenue when (or as) the entity satisfies a performance obligation.

m)	Income Taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has adopted ASC 740, Income Taxes, as of its inception. Pursuant to ASC 740 the Company is required to compute tax asset benefits for net operating losses carried forward. The potential benefits of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years. As of December 31, 2018 and 2017, the Company had no accrued interest or penalties related to uncertain tax positions.

n)	Recent Accounting Pronouncements

In June 2018, the FASB issued ASU No. 2018-07, “Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting” which addresses accounting for issuance of all share-based payments on the same accounting model. Previously, accounting for share-based payments to employees was covered by ASC Topic 718 while accounting for such payments to non- employees was covered by ASC Subtopic 505-50. As it considered recently issued updates to ASC 718, the FASB, as part of its simplification initiatives, decided to replace ASC Subtopic 505-50 with Topic 718 as the guidance for non-employee share-based awards. Under this new guidance, both sets of awards, for employees and non-employees, will essentially follow the same model, with small variations related to determining the term assumption when valuing a non-employee award as well as a different expense attribution model for non-employee awards as opposed to employee awards. The ASU is effective for public business entities beginning in 2019 calendar years and one year later for non-public business entities. The Company does not expect the implementation of this guidance to have a material effect on its financial position and results of operations.

First Colombia Development Corp.
Notes to Consolidated Financial Statements
December 31, 2018

In February 2016, the FASB issued ASU 2016-02, "Leases." ASU 2016-02 significantly changes the accounting for leases by requiring lessees to recognize assets and liabilities for leases greater than 12 months on their balance sheet. The lessor model stays substantially the same; however, there were modifications to conform lessor accounting with the lessee model, eliminate real estate specific guidance, further define certain lease and non-lease components, and change the definition of initial direct costs of leases requiring significantly more leasing related costs to be expensed upfront. ASU 2016-02 is effective for the Company in the first quarter of fiscal 2020, and is not expected to have a material impact on the Company's financial statements. The Company has not entered into any long-term leases.

The Company has evaluated all other new ASU's issued by FASB, and has concluded that these updates do not have a material effect on the Company's financial statements as of December 31, 2018.

4.	First Colombia Devco SAS Acquisition

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

As a result of the announcement by the Company on April 26, 2019 of its intention to dispose of the Colombian assets within one year, the remainder of the goodwill from the acquisition of First Colombia Devco SAS was written-off as of December 31, 2018 in the amount of $50,965.

The following table summarizes our consolidated results of operations for the years ended December 31, 2018 and 2017, as well as unaudited pro forma consolidated results of operations as though the acquisition had occurred on January 1, 2018 and 2017:

	December 31, 2018		December 31, 2017
				Pro
	As Reported	Pro Forma	As Reported	Forma

Net Sales	$–	$–	$–	$–
Net Loss	(427,457)	(438,263)	(56,764)	(59,251)

Earnings per common share:

Basic	$(0.01)	$(0.01)	$(0.00)	$(0.00)

Diluted	$(0.01)	$(0.01)	$(0.00)	$(0.00)

First Colombia Development Corp.
Notes to Consolidated Financial Statements
December 31, 2018

5.	Property and Equipment

	December 31,	December 31,
	2018	2017

Office equipment	$3,863	$–
Machinery and equipment	4,259	–

Total	8,122	–
Accumulated depreciation	(761)	–
Land	450,000	–

Property and Equipment, Net	$457,361	$–

During the year ended December 31, 2018, the Company recorded $761 of depreciation expense.

On June 7, 2018, the Company entered into a property purchase agreement whereby the Company agreed to acquire real estate located in the Municipality of Tarso, Antioquia, in Colombia. The property is 13.3125 hectares in size and the consideration for the purchase was $450,000.

6.	Related Party Transactions

a)

At December 31, 2018, the Company owed $7,846 (December 31, 2017 - $8,358) to the Chief Financial Officer of the Company. These were monies advanced for general working capital purposes, (i.e. accounting and professional fees) as required. The amount is unsecured, non-interest bearing and due on demand.

b)

During the year ended December 31, 2018, a shareholder of the Company agreed to forgive $46,156 of outstanding debt. As the debt forgiven was owed to a related party, the Company recognized the $46,156 forgiven as an equity transaction recorded in additional paid-in capital. At December 31, 2018, the Company owed $0 (December 31, 2017 - $46,156) to a shareholder of the Company. These were monies advanced for general working capital purposes, (i.e. accounting and professional fees) as required.

7.	Inventory

At December 31, 2018, inventory consisted of $10,459 of cattle. The cattle are raised by a third party rancher who bears the cost of development. Upon the sale of the cattle the Company will receive 40% of the earnings and the rancher will receive the remaining 60%.

8.	Licensing Agreement

On June 30, 2015, the Company entered into a license agreement with a shareholder of the Company. Pursuant to the agreement, the Company received an exclusive worldwide license regarding 15 domain names related to the automotive e-commerce business for a period of 40 years. In consideration for the granting of the license, the Company will pay to the licensor a royalty of 2.5% of gross sales for any revenue derived from the use of the licensed domains. The Company has not generated any revenue to date.

9.	Common Stock

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

First Colombia Development Corp.
Notes to Consolidated Financial Statements
December 31, 2018

10.	Income Taxes

The Tax Cuts and Jobs Act was enacted on December 22, 2017 which reduced the U.S. corporate statutory tax rate from 35% to 21% beginning on January 1, 2018. The provision for income taxes differs from the amount computed by applying the statutory income tax rate to loss before income taxes as follows at December 31:

	2018	2017

Net Loss Before Taxes	$(427,457)	$(56,764)
Net loss before taxes at the statutory rate	(90,968)	(11,920)
Non-deductible expenses	–	–
Valuation allowance	90,968	11,920
Provision for income taxes at combined tax rates	–	–

Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax basis. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in the tax laws and rates on the date of enactment. The Company recognizes interest and penalties related to unrecognized tax benefits within income tax expense. At December 31, 2018, the Company had net operating loss carryforwards of approximately $581,900 that may be offset against future taxable income from the year 2019 through 2038. This results in a deferred tax asset of $133,975 as of December 31, 2018. At December 31, 2017, the Company had net operating loss carryforwards of approximately $206,500. This results in a deferred tax asset of $43,367 as of December 31, 2017. The Company has fully allowed for these assets as of the years then ended. The valuation allowance is estimated to be approximately $133,975 and $43,367 for the years ended December 31, 2018 and 2017, respectively.

11.	Subsequent Events

On April 26, 2019, the Board of Directors approved a series of resolutions intended to reposition the Company, including the disposition of the Colombian assets and entry into the cannabis industry in the United States. In pursuit of the new strategy, on May 14, 2019, announced two non-binding letters of intent to acquire assets in the cannabis space, including medical marijuana dispensaries and cannabis oil extraction assets.

On April 27, 2019, the cattle owned by First Colombia Devco SAS were sold to a rancher for $9,746.68.

On May 10, 2019, The Company entered into a Letter of Intent to sell all of the land that it has previously purchased in Colombia to the members of General Extract LLC as consideration for its purchase of 100% ownership of General Extract LLC. The transaction is expected to close in the second quarter of 2019.

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

Item 9A.          Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), our company carried out an evaluation, with the participation of our company’s management, including our president (our principal executive officer, principal financial officer and principal accounting officer), of the effectiveness of our company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this Report. Based upon that evaluation, our president (our principal executive officer) and our chief financial officer (principal financial officer and principal accounting officer) concluded that our company’s disclosure controls and procedures are not effective due to lack of segregation of duties to ensure that information required to be disclosed by our company in the reports that our company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our company’s management, including our president (our principal executive officer, principal financial officer and principal accounting officer), as appropriate, to allow timely decisions regarding required disclosure.

Management's Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of financial statements in conformity with accounting principles generally accepted in the United States. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2018. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework, as published in 1992.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of December 31, 2018, our management determined that there were control deficiencies that constituted material weaknesses, as described below:

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the year ended December 31, 2018 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B.          Other Information

None.

PART III

Item 10.          Directors, Executive Officers and Corporate Governance

All directors of our company hold office until the next annual meeting of the security holders or until their successors have been elected and qualified. The officers of our company are appointed by our board of directors and hold office until their death, resignation or removal from office. Our directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Position Held with our company	Age	Date First Elected or Appointed
Christopher Hansen(1)	President, Chief Executive Officer and Director	68	February 14, 2018
Cindy Lee Kelly(2)	Chief Financial Officer, Secretary and Treasurer	59	May 10, 2011
Joseph Graham	Director	35	May 8, 2018
John Knapp	Director	36	May 8, 2018
Kenneth Lord	Director	49	April 26, 2019

(1)	Christopher Hansen was appointed president, Chief Executive and Director on February 14, 2018.
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

Joseph Graham - Director

Mr. Graham is an attorney, admitted to the Bar in the States of New York and New Jersey. Mr. Graham has a diverse skill set as a result of his various jobs in the legal field.

In 2008 Mr. Graham worked in the U.S. EPA Office of Enforcement and Compliance Assurance, Air Enforcement Division. In 2009 he worked with the Community Health Law Project, a project that focused on ADA-compliant building. In 2010 Mr. Graham worked for the Honorable Michael J. Yavinsky in the New York City Criminal Court System.

From 2011 to 2012, Mr. Graham worked with Fred Alger Management where he received his training on SEC law and worked with general counsel of the mutual fund complex and was responsible for various regulatory filings with the SEC, reviewed all agreements, acted as a liaison with sales and marketing departments regarding their responsibilities under securities law, and provided guidance to portfolio managers and analysts regarding investment restrictions.

Mr. Graham has spent the last few years as a consultant in the NYC tri-state area construction industry. He consults on matters ranging from land development rights and zoning to OSHA compliance matters.

Mr. Graham graduated from Pace University School of Law in 2010 and received his Bachelor of Arts from Montclair State University, magna cum laude, in 2007.

John Knapp - Director

A pioneer in the legal cannabis industry, John Knapp is the founder of Colorado-based Good Meds and Bosm Labs, both award-winning medicinal-grade cannabis businesses. Previously Mr. Knapp was an advisor to PharmaCielo, a Colombian based, internationally focused medicinal-grade cannabis extraction company.

Mr. Knapp founded Good Meds in October 2009, in which he continues to be involved and where he has proven that smart design can support higher yields from a smaller facility. Featured on the television news magazine “60 Minutes”, under Mr. Knapp’s direction the company evolved from a single-caregiver/wholesale operation to a thriving business with over 65 employees, designing and implementing seven commercial cultivation facilities in four years as well as a state of the art extraction processing and analysis laboratory. The cultivation methods Mr. Knapp developed are geared towards production efficiency. Good Meds currently operates 2 dispensaries and a 90,000-sf cultivation facility in the Denver Colorado cannabis market. In 2014 Good Meds’ cultivated Pure Power Plant was awarded first place in the best medical hybrid category at the Denver High Times Cannabis Cup.

Previously a Technical Consultant of Canada-founded and Colombia-based PharmaCielo Ltd., a cultivator and processor of cannabis into medicinal-grade extracts for export worldwide, Mr. Knapp assisted in the design of a state-of-the-art oil processing and cGMP facility that will be one of the largest cultivation and extraction projects in the world when completed in 2018. With Mr. Knapp’s advice, a strategy was developed utilizing Colombia’s natural environmental resources of rainwater and sunlight to produce cannabis in the most efficient and environmentally sustainable manner possible.

Mr. Knapp has also been the founder of Colorado-based GMC & Associates, a cannabis consulting firm, and Gro|Quip, a gardening equipment distributor. An entrepreneur and expert in the field of cannabis business, supply chain management and logistics Mr. Knapp was previously the Senior Marijuana Design Engineer for Quantum 9 Consulting and is a trained industrial engineer. He is and has consulted on over two dozen cannabis projects globally.

A trained engineer, Mr. Knapp worked at Mansfield Oil Company as a fuel logistics analyst after receiving a Bachelor of Science in Industrial Engineering at Western Michigan University where his research paper, “Analysis of Forecasted Capacity Utilization Through a Simulated Environment of an Outpatient Pharmacy,” was awarded first place at the Institute of Industrial Engineers Annual Regional Conference.

Kenneth Lord - Director

Kenneth Lord was appointed as a Director on April 26, 2019. He has over 25 years of investor relationship roles, across the Ventura Exchange, TSX and US markets.

As a pioneer of the cannabis industry, he has a unique 360-degree view of this dynamic industry. Mr. Lord’s experience in venture capitalism ranges from fundraising and investor relations to pre-public and early-stage financing. He has been engaged in the listing of numerous post-public companies. Recent ongoing consultations include Origin House (OH:CNX), Planet 13 (PLTH:CNX), PharmaCielo (PCLO:TSXV) and Trichome Financial.

In 2017, Mr. Lord founded CaniBrands Inc. with a team of partners. CaniBrands is a consumer brands company capitalizing on the largest legal cannabis market in the world, California, while innovating products for today’s and tomorrow’s consumer. With the pulse on the market and a focus on innovation, CaniBrands is a trusted source for premium THC and CBD products.

From 2015 to 2017, Mr. Lord was engaged with National Access Cannabis (NAC) from its infancy stages in numerous leadership roles, including Vice President of Corporate Development. He was driving accelerated adoption of NAC’s proven model. The core of the model involves medical clinics spread across the country setting a gold standard in cannabinoid therapy. NAC has now moved into retail dispensing and has the largest footprint of any private or public cannabis retailer in Canada. Mr. Lord was heavily involved in creating and proving this model. He also played a key role in opening new partnerships and retail locations.

Leveraging a grassroots family forestry and agriculture business, Mr. Lord pivoted Lord’s Forestry Enterprises into a forerunner in the cannabis industry. His depth of knowledge across agriculture production, cultivation and distribution at the national and international export levels grounds his strategic approach with practical realities in the thriving cannabis industry.

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

Board and Committee Meetings

Our board of directors held no formal meetings during the year ended December 31, 2018. All proceedings of the board of directors were conducted by resolutions consented to in writing by all the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the Nevada General Corporate Law and our Bylaws, as valid and effective as if they had been passed at a meeting of the directors duly called and held.

For the year ended December 31, 2018, there was no standing nominating committee or committee performing similar functions for our company. The members of our board of directors participate in the consideration of director nominees.

Nomination Process

As of December 31, 2018, we did not effect any material changes to the procedures by which our shareholders may recommend nominees to our board of directors. Our board of directors does not have a policy with regards to the consideration of any director candidates recommended by our shareholders. Our board of directors has determined that it is in the best position to evaluate our company’s requirements as well as the qualifications of each candidate when the board considers a nominee for a position on our board of directors. If shareholders wish to recommend candidates directly to our board, they may do so by sending communications to the president of our company at the address on the cover of this annual report.

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

(b)	each of our two most highly compensated executive officers who were serving as executive officers at the end of the years ended December 31, 2018 and 2017; and

(c)

up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended December 31, 2018 and 2017, who we will collectively refer to as the named executive officers of our company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compensa- tion ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensa- tion ($)	Total ($)
Cindy Lee Kelly(1) Chief Financial Officer, Secretary, Treasurer	2018 2017	24,000 -	- -	- -	- -	- -	- -	- -	24,000 -
Christopher Hansen(2) President, Chief Executive Officer and Director	2018	52,500 -	- -	- -	- -	- -	- -	- -	52,500 -

(1)

Cindy Lee Kelly was appointed as president, chief executive officer, chief financial officer, secretary, treasurer and director of our company on May 10, 2011 and resigned as president, chief executive officer and director on February 14, 2018.

(2)	Christopher Hansen was appointed president, Chief Executive and Director on February 14, 2018.

Stock Option Plan

Currently, we do not have a stock option plan in favor of any director, officer, consultant or employee of our company.

Stock Options/SAR Grants

During our fiscal year ended December 31, 2018 there were no options granted to our named officers or directors.

Outstanding Equity Awards at Fiscal Year End

No equity awards were outstanding as of the year ended December 31, 2018.

Compensation of Directors

We have not provided any compensation to our directors for performance of their services as directors since the inception of our company through the year ended December 31, 2018.

Pension, Retirement or Similar Benefit Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. We have no material bonus or profit-sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of the board of directors or a committee thereof.

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

Item 12.        Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of May 23, 2019, certain information with respect to the beneficial ownership of our common shares by each shareholder known by us to be the beneficial owner of more than 5% of our common shares, as well as by each of our current directors and executive officers as a group. Each person has sole voting investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
Christopher Hansen 136 Valley Oak Drive Napa Valley, CA	4,000,000 Common Shares (Direct)	5.2%
Cindy Lee Kelly(2) 101 ½ Mary Street West Whitby, Ontario, Canada, L1N 2R4	320,016 Common Shares (Direct)	0.4%
Joseph Graham	500,000 Common Shares (Direct)	0.7%
John Knapp	2,200,000 Common Shares (Direct)	2.9%
Kenneth Lord	500,000 Common Shares (Direct)	.7%
Directors and Executive Officers as a Group	7,520,016 Common Shares	9.9%
Carlos Manuel Uribe	8,000,000 Common Shares	10.5%
Andres Fernandez Acosta	5,000,000 Common Shares (Direct)	6.5%

Miguel Cock Gomez	5,000,000 Common Shares	6.5%
Over 5% Shareholders as a Group	18,000,000 Common Shares	24.5%

(1)

Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on May 23, 2019. As of May 23, 2019, we had 76,400,016 shares of our common stock issued and outstanding. All figures assume full dilution of convertible securities held.

(2)	Cindy Kelly has acted as our sole director and officer since May 10, 2011 through the year ended December 31, 2017, and is our chief financial officer.

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

Item 13.        Certain Relationships and Related Transactions, and Director Independence

During the year ended December 31, 2018, we incurred $76,250 of contractor expenses to the executive officers of our company.

Except as disclosed herein, no director, executive officer, shareholder holding at least 5% of shares of our common stock, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction since the year ended December 31, 2018, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year-end for the last three completed fiscal years.

Director Independence

We currently act with four directors, Christopher Hansen, Joseph Graham, John Knapp, and Kenneth Lord. We have determined that two of our directors are “independent directors” as defined in NASDAQ Marketplace Rule 4200(a)(15).

We do not at this time have a standing audit, compensation or nominating committee; our board of directors as a whole acts in such capacities. We believe that our board of directors is capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting.

Item 14.        Principal Accounting Fees and Services

The aggregate fees billed for the most recently completed fiscal year ended December 31, 2018 and for fiscal year ended December 31, 2017 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended
	December 31, 2018	December 31, 2017
Audit Fees	$38,838	$10,000
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$38,838	$10,000

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
3.4

Certificate of Change filed with the Nevada Secretary of State on April 12, 2018 with an effective date of April 26, 2018. (incorporated by reference to our Current Report on Form 8-K filed on May 2, 2018)

3.5

Articles of Merger filed with the Nevada Secretary of State on April 12, 2018 with an effective date of April 26, 2018. (incorporated by reference to our Current Report on Form 8-K filed on May 2, 2018)

(10)	Material Contracts
10.1	Consulting Agreement dated December 30, 2011 between our company and Cindy Kelly & Associates (incorporated by reference to our Registration Statement on Form S-1 filed on May 9, 2012).
10.2	License Agreement dated June 30, 2015 between our company and I.S. Grant (incorporated by reference to Exhibit 10.3 of our Annual Report on Form 10-K filed on April 20, 2017).
10.03	Purchase Agreement with Grupo Jaque Ltd. and First Colombia Devco SAS, dated May 10, 2018 (incorporated by reference to our current report on Form 8-K filed on May 19, 2018)
(31)	Rule 13a-14(a)/15d-14(a) Certifications
31.1*	Section 302 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer.
31.2*	Section 302 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer and Principal Accounting Officer.
(32)	Section 1350 Certifications
32.1*	Section 906 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer.
32.2*	Section 906 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer and Principal Accounting Officer.
(101)*	Interactive Data Files
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*        Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

FIRST COLOMBIA DEVELOPMENT CORP.
(Registrant)

Dated: May 23, 2019	/s/Christopher Hansen
Christopher Hansen
President, Chief Executive Officer,
and Director
(Principal Executive Officer)

Dated: May 23, 2019	/s/Cindy Lee Kelly
Cindy Lee Kelly
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting
Officer)