Form 10-Q
period 2019-03-31
First Colombia Development Corp.
filed 2019-06-17
CIK 1533030

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

or

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________to____________

 Commission File Number 333-181259

FIRST COLOMBIA DEVELOPMENT CORP.
(Exact name of registrant as specified in its charter)

Nevada	N/A
(State or other jurisdiction of incorporation or	(IRS Employer Identification No.)
organization)

3020 Bridgeway, Ste 505 Sausalito, CA	94965
(Address of principal executive offices)	(Zip Code)

415-729-1747
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

77,100,016 common shares issued and outstanding as of June 17, 2019.

PART I – FINANCIAL INFORMATION

Item1.             Financial Statements Consolidated Financial Statements

Our unaudited condensed consolidated financial statements for the three-month periods ended March 31, 2019 and 2018 form part of this quarterly report. Unless otherwise specified our consolidated financial statements are expressed in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles with the instructions to Form 10-Q and Article 8 of Regulation S-X.

Operating results for the three-month period ended March 31, 2019 are not necessarily indicative of the results that can be expected for the year ending December 31, 2019.

First Colombia Development Corp.
Condensed Consolidated Balance Sheets
(Unaudited)

	March 31,	December 31,
	2019	2018

ASSETS

Current Assets

Cash	$132,962	$207,313
Inventory (Note 4)	9,747	10,459
Prepaid expenses and advances	33,830	28,428

Total current assets	176,539	246,200

Property and equipment, net of accumulated depreciation of $1,129 and $761, respectively (Note 2)	457,142	457,361

Total Assets	$633,681	$703,561

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities

Accounts payable and accrued liabilities	$50,009	$49,183
Due to related party (Note 3)	8,024	7,846

Total Liabilities	58,033	57,029

Commitments and Contingencies (Note 1)

Stockholders’ Equity

Preferred stock, $0.001 par value, 100,000,000 shares authorized, no shares issued and outstanding, respectively	–	–

Common stock, $0.001 par value, 500,000,000 shares authorized, 76,400,016 and 76,400,016 shares issued and outstanding, respectively	76,400	76,400

Additional paid-in capital	1,425,885	1,425,885

Accumulated deficit	(911,994)	(840,656)

Accumulated other comprehensive income	(14,643)	(15,097)

Total Stockholders’ Equity	575,648	646,532

Total Liabilities and Stockholders’ Equity	$633,681	$703,561

(The accompanying notes are an integral part of these unaudited condensed consolidated financial statements)

First Colombia Development Corp.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended
	March 31,
	2019	2018

Expenses

Bank charges	$109	$(233)
Inventory impairment loss	919	-
Selling, marketing and administrative	68,259	14,648

Total Operating Expenses	69,287	14,415

Loss Before Other Expenses	(69,287)	(14,415)

Other Expenses

Interest expense	(231)	(36,325)
(Loss) gain on foreign exchange	(446)	693

Loss before taxes	(69,964)	(50,047)

Income taxes	(1,374)	–

Net Loss	$(71,338)	$(50,047)

Foreign currency translation adjustments	454	–

Comprehensive Loss	$(70,884)	$(50,047)

Net loss per common share – Basic and Diluted	$(0.00)	$(0.00)

Weighted Average Shares Outstanding	76,400,016	70,593,989

(The accompanying notes are an integral part of these unaudited condensed consolidated financial statements)

First Colombia Development Corp.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	March 31,
	2019	2018
Operating Activities

Net Loss	$(71,338)	$(50,047)

Adjustments to reconcile net loss to cash used in operating activities:
Depreciation expense	368	–
Inventory impairment loss	919	–

Changes in operating assets and liabilities:

Prepaids and advances	(5,402)	–
Accounts payable and accrued liabilities	818	(112,185)

Net Cash Used in Operating Activities	(74,635)	(162,232)

Financing Activities

Proceeds (payments) on related party loans	178	(58)
Proceeds from loan payable	–	10,000
Proceeds from sale of common stock	–	500,000

Net Cash Provided by Financing Activities	178	509,942

Effect of Exchange Rate Changes on Cash	106	–

Increase (Decrease) In Cash	(74,351)	347,710

Cash - Beginning of Period	207,313	107

Cash - End of Period	$132,962	$347,817

Non-Cash financing activities
Gain on forgiveness of shareholder loan	$–	$46,156

Supplemental Disclosures
Interest paid	$–	$–
Income taxes paid	$–	$–

(The accompanying notes are an integral part of these unaudited condensed consolidated financial statements)

First Colombia Development Corp.
Condensed Statements of Stockholders’ (Deficit) Equity
(Unaudited)

					Accumulated
			Additional		Other
	Common Stock		Paid-In	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Income	Total
Balance, December 31, 2018	76,400,016	$76,400	$1,425,885	$(840,656)	$(15,097)	$646,532
Net loss for the period	–	–	–	(71,338)	454	(70,883)

Balance, March 31, 2019	76,400,016	$76,400	$1,425,885	$(911,994)	$(14,643)	$575,648

					Accumulated
			Additional		Other
	Common Stock		Paid-In	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Income	Total
Balance, December 31, 2017	69,520,016	$69,520	$166,609	$(413,199)	$–	$(177,070)
Shares issued for cash at $0.25 per share	4,000,000	4,000	496,000	–	–	500,000
Gain on forgiveness of shareholder loan	–	–	46,156	–	–	46,156
Net loss for the period	–	–	–	(50,047)	–	(50,047)
Balance, March 31, 2018	73,520,016	$73,520	$708,765	$(463,246)	$–	$319,039

(The accompanying notes are an integral part of these unaudited condensed consolidated financial statements)

First Colombia Development Corp.
Notes to the Condensed Consolidated Financial Statements
March 31, 2019
(Unaudited)

1.	Nature of Operations

First Colombia Development Inc. (the “Company”) was incorporated under the laws of the State of Nevada on May 10, 2011. Effective April 26, 2018, the Company changed its name from AFC Building Technologies Inc. to First Colombia Development Inc. On May 10, 2018, the Company acquired all the issued and outstanding share capital of a Colombian company, First Colombia Devco SAS., and began to establish various business ventures in Colombia in the agriculture and real estate development, tourism, and infrastructure sectors before commencing to phase them out in April 2019. On April 26, 2019, the Company began to reposition itself into the cannabis industry in the United States, and on May 14, 2019, announced two non-binding letters of intent to acquire assets in the cannabis space, including medical marijuana dispensaries and cannabis oil extraction assets.

Going Concern

These unaudited interim condensed consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders and note holders, the ability of the Company to obtain necessary equity financing to continue operations, and ultimately the attainment of profitable operations. As at March 31, 2019, the Company has not generated any revenues and has an accumulated deficit of $911,994 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These unaudited interim condensed consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Summary of Significant Accounting Policies

a)	Basis of Presentation and Consolidation

The unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the Securities and Exchange Commission (“SEC”) instructions for companies filing Form 10-Q. In the opinion of management, the unaudited condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of March 31, 2019, and the results of operations and cash flows for the periods ended March 31, 2019 and 2018. The financial data and other information disclosed in the notes to the interim condensed consolidated financial statements related to the periods are unaudited. The results for the three-month period ended March 31, 2019 is not necessarily indicative of the results to be expected for any subsequent quarter or the entire year ending December 31, 2019. These unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s annual audited financial statements and notes thereto for the year ended December 31, 2018, included in the Company’s Form 10-K filed on May 24, 2019 with the SEC.

These unaudited interim condensed consolidated financial statements include the accounts of the Company and its wholly- owned subsidiary, First Colombia Devco SAS (from the date of acquisition, May 10, 2018). All inter-company balances and transactions have been eliminated.

b)	Use of Estimates

The preparation of these unaudited interim condensed consolidated financial statements in accordance with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the unaudited interim condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to the estimated useful lives and recoverability of long-lived assets, deferred income tax asset valuations and loss contingencies. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

c)	Inventory

Inventory consists of cattle acquired in May 2018 which are valued at the lower of cost or market. The Company sold the inventory in April 2019.

d)	Property and Equipment

Property and equipment are stated at cost. The Company depreciates the cost of property and equipment over their estimated useful lives at the following annual rates:

Office equipment and furniture	10 years straight-line basis
Machinery and equipment	5-10 years straight-line basis

First Colombia Development Corp.
Notes to the Condensed Consolidated Financial Statements
March 31, 2019
(Unaudited)

e)	Long-lived Assets

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

f)	Financial Instruments/Concentrations

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

g)	Foreign Currency Translation

The functional currency of the Company is the United States dollar. The functional currency of the subsidiary is the Colombian Peso. The financial statements of the Company’s Colombian subsidiary were translated to United States dollars in accordance with ASC 830, Foreign Currency Translation Matters, using period-end rates of exchange for assets and liabilities, and average rates of exchange for the year for revenues and expenses. The period-end exchange rate at March 31,2019 was 3,189 Colombian Pesos to United States dollar, compared to the December 31, 2018 rate of 3248, and the average exchange rate for the three months ended March 31, 2019 was 3,135 Colombian Pesos to United States dollar. Gains and losses arising on foreign currency denominated transactions included in the determination of income. Foreign currency transactions are primarily undertaken in Colombian Pesos and Canadian dollars. The Company has not, to the date of these unaudited interim condensed consolidated financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

h)	Comprehensive Loss

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive income (loss) and its components in the unaudited interim condensed consolidated financial statements. During the period ended March 31, 2019 and 2018, the Company’s only component of comprehensive income was foreign currency translation adjustments.

i)	Recent Accounting Pronouncements

In June 2018, the FASB issued ASU No. 2018-07, “Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting” which addresses accounting for issuance of all share-based payments on the same accounting model. Previously, accounting for share-based payments to employees was covered by ASC Topic 718 while accounting for such payments to non-employees was covered by ASC Subtopic 505-50. As it considered recently issued updates to ASC 718, the FASB, as part of its simplification initiatives, decided to replace ASC Subtopic 505-50 with Topic 718 as the guidance for non-employee share-based awards. Under this new guidance, both sets of awards, for employees and non- employees, will essentially follow the same model, with small variations related to determining the term assumption when valuing a non-employee award as well as a different expense attribution model for non-employee awards as opposed to employee awards. The ASU is effective for public business entities beginning in 2019 calendar years and one year later for non-public business entities. The Company adopted the new guidance on January 1, 2019. The adoption of ASU 2016-02 did not have a material impact on the Company's financial statements as the Company did not have any share-based compensation.

In February 2016, the FASB issued ASU 2016-02, "Leases." ASU 2016-02 significantly changes the accounting for leases by requiring lessees to recognize assets and liabilities for leases greater than 12 months on their balance sheet. The lessor model stays substantially the same; however, there were modifications to conform lessor accounting with the lessee model, eliminate real estate specific guidance, further define certain lease and non-lease components, and change the definition of initial direct costs of leases requiring significantly more leasing related costs to be expensed upfront. The Company adopted the new guidance on January 1, 2019. The adoption of ASU 2016-02 did not have a material impact on the Company's financial statements as the Company has not entered into any long-term leases.

The Company has evaluated all other new ASU's issued by FASB, and has concluded that these updates do not have a material effect on the Company's financial statements as of March 31, 2019.

First Colombia Development Corp.
Notes to the Condensed Consolidated Financial Statements
March 31, 2019
(Unaudited)

2.	Property and Equipment

	March 31,	December 31,
	2019	2018

Office equipment	$3,867	$3,863
Machinery and equipment	4,404	4,259

Total	8,271	8,122
Accumulated depreciation	(1,129)	(761)
Land	450,000	450,000

Property and Equipment, Net	$457,142	$457,361

During the three months ended March 31, 2019, the Company recorded $368 of depreciation expense (2018 - nil).

On June 7, 2018, the Company entered into a property purchase agreement whereby the Company agreed to acquire real estate located in the Municipality of Tarso, Antioquia, in Colombia. The property is 13.3125 hectares in size and the consideration for the purchase was $450,000.

3.	Related Party Transactions

At March 31, 2019, the Company owed $8,024 (December 31, 2018 - $7,846) to the Chief Financial Officer of the Company. These were monies advanced for general working capital purposes, (i.e. accounting and professional fees) as required. The amount is unsecured, non-interest bearing and due on demand.

4.	Inventory

At March 31, 2019, inventory consisted of $9,747 of cattle. The cattle are raised by a third-party rancher who bears the cost of development. Upon the sale of the cattle the Company will receive 40% of the earnings and the rancher will receive the remaining 60%.

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

6.	Subsequent Events

On April 26, 2019, the Board of Directors approved a series of resolutions intended to reposition the Company, including the disposition of the Colombian assets and entry into the cannabis industry in the United States. In pursuit of the new strategy, on May 14, 2019, the Company announced two non-binding letters of intent to acquire assets in the cannabis space, including medical marijuana dispensaries and cannabis oil extraction assets.

On April 27, 2019, the cattle owned by First Colombia Devco SAS were sold to a rancher for $9,747.

On May 10, 2019, The Company entered into a Letter of Intent to sell all of the land that it has previously purchased in Colombia to the members of General Extract LLC as consideration for its purchase of 100% ownership of General Extract LLC. The transaction is expected to close in the second quarter of 2019.

On May 14, 2019, The Company announced it has entered into a non-binding letter of intent with Critical Mass Industries LLC DBA Good Meds ("Good Meds") pursuant to which FCOL will acquire the management assets related to dispensing, cultivation and extraction as well as the brand assets of Good Meds, which includes BOSM Labs, in exchange for $1,999,770 and 15,053,233 shares of common stock.

Subsequent to March 31, 2019, the Company announced a proposed private placement of the Company's common stock in a non- brokered transaction. Under the terms of the private placement, the Company intends to offer up to $8,000,000 in shares of common stock at a purchase price of US $0.50 per share. As of June 17, 2019, the Company had received proceeds of $350,000 from the sale of 700,000 shares of common stock.

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

General Overview

We were incorporated under the laws of the state of Nevada on May 10, 2011. Our fiscal year end is December 31. Our business offices are currently located at 3020 Bridgway, Ste 505, Sausalito, CA 94965. The address of agent for service in Nevada and registered corporate office is c/o National Registered Agents, Inc. of Nevada, 100 East William Street, Suite 204, Carson City, NV, 89701. Our telephone number is (415) 729-1747.

In April 2018 we effected a forward stock split of our authorized and issued and outstanding shares of common stock on a one (1) old for two (2) new basis. Upon effect of the forward split, our authorized capital increased from 250,000,000 shares of common stock to 500,000,000 shares of common stock and correspondingly, our issued and outstanding shares of common stock increased from 34,760,008 to 73,520,016 shares of common stock, all with a par value of $0.001. Certificate of Change and Articles of Merger to effect the forward split and the merger and change of name to First Colombia Development Corp. were filed with the Nevada Secretary of State on April 12, 2018, with an effective date of April 26, 2018. The name change and reverse stock split were subsequently reviewed and approved by the Financial Industry Regulatory Authority (FINRA) with an effective date of April 26, 2018.

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

On April 26, 2019, the Company began repositioning itself through the disposal of the Colombian assets and to develop a nationwide network of medical marijuana dispensaries and related businesses in the United States, where legally permitted, with a focus on both THC-dominant and CBD-dominant cannabis manufacturing, distribution and sales. On May 14, 2019, we announced a non-binding letter of intent with Critical Mass Industries LLC dba GoodMeds (“GoodMeds”) pursuant to which the Company will acquire the management assets related to dispensing, cultivation, and extraction, as well as the brand assets of GoodMeds, which includes BOSM Labs, in exchange for US$1,999,770 and 15,053,233 shares of common stock. GoodMeds was founded in Denver in 2009 by John Knapp. As a pioneering company in a fully-regulated cannabis marketplace, GoodMeds operates two storefronts and a 90,000 square foot cultivation and extraction facility, producing world-class Medical and Adult Use products. On May 14, 2019, the Company also entered into a non-binding letter of intent to acquire General Extract LLC dba General Extract (“General Extract”). General Extract was founded in 2015 as an importer, distributor, broker and postprocessor of hemp and hemp derivatives. Working in value-added areas of the supply chain, General Extract operates a hemp-derivative refinement and distribution center in Denver, Colorado. As an intermediary in the global supply of cannabis products, General Extract is closely aligned with both the upstream and downstream cannabis leaders.

In addition to the above acquisitions, we announced a proposed private placement of the Company’s common stock in a non-brokered transaction. Under the terms of the private placement, the Company has offered up to $8,000,000 in shares (an increase from the previously announced offering of up to $7,000,000 in shares) of common stock at a price of $0.50 per share. As of this date, we have closed on sales of $350,000 of common stock through the issuance of 700,000 shares. The offering is being made exclusively to accredited investors pursuant to exemptions from registration under the Securities Act of 1933.

We expect the acquisitions and the remainder of the financing will close by the end of the third quarter of 2019.

Cash Requirements

Based on our current planned expenditures, we will require approximately $3,000,000 over the next 12 months. In order to provide funds, we plan to complete the non-brokered private placement we have already announced and have held an initial closing as discussed above. While there is no assurance that we will be successful in completing the private placement financings, we have received numerous expressions of interest in addition to the funds already received. If we are unable to achieve the necessary additional financing, then we plan to reduce the amounts that we spend on our business activities and administrative expenses in order to be within the amount of capital resources that are available to us.

We have not investigated the availability of commercial loans or other debt financing to supplement or meet our cash requirements. In the uncertain event that any such debt financing alternatives were available to us on acceptable terms, they would increase our liabilities and future cash commitments.

Future Financings

We will continue to rely on equity sales of our common shares in order to continue to fund our business operations. Issuances of additional shares will result in dilution to existing stockholders. There is no assurance that we will achieve any additional sales of the equity securities or arrange for debt or other financing to fund our operations and other activities.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Results of Operations

The following summary of our results of operations should be read in conjunction with our financial statements for the quarter ended March 31, 2019, which are included herein.

Three Months Ended March 31, 2019 and March 31, 2018

Our operating results for the three months ended March 31, 2019 and March 31, 2018 are summarized as follows:

	Three Months	Three Months
	Ended	Ended
	March 31	March 31
	2019	2018
Revenue	$-	$-
Cost of sales	-	-
Bank charges and interest	(109)	(233)
Inventory impairment loss	(919)	-
Selling, marketing and administrative	(68,259)	(14,648)
Total Operating Expenses	(69,287)	(14,415)
Net Loss	(71,338)	(50,047)
Loss per common share – Basic and Diluted	$(0.00)	$(0.00)

Revenue and Cost of Sales

We had no revenues and did not engage in any sales activities during the three-month periods ended March 31, 2019 and March 31, 2018.

Operating Expenses

We incurred a net loss of $71,338 for the three months ended March 31, 2019, compared to $50,047 during the three months ended March 31, 2018. This increase was due mainly to an increase in selling, marketing and administrative expense driven by the ramp-up in operations in Colombia and increased management oversight at the parent company level, partially offset by a decrease in interest expense.

Liquidity and Financial Condition

Working Capital

	March 31	December 31
	2019	2018
Current assets	$176,539	$246,200
Current liabilities	58,033	57,029
Working capital	$118,506	$189,171

As at March 31, 2019, we had current assets of $176,539 (consisting of cash, inventory, and prepaid expenses and advances), current liabilities of $58,033 and working capital of $118,506. This compares to our total current assets of $246,200, current liabilities of $57,029 and working capital of $189,171 as at December 31, 2018.

Cash Flows

	Three Months	Three Months
	Ended	Ended
	March 31	March 31
	2019	2018
Net cash Provided by (Used In) operating activities	$(74,635)	$(162,232)
Net cash (Used In) investing activities	-	-
Net cash provided by financing activities	178	509,942
Net increase (decrease) in cash during period	$(74,351)	$347,710

Operating Activities

Net cash used in operating activities was $74,635 during the three months ended March 31, 2019 compared with net cash used in operating activities of $162,232 during the three months ended March 31, 2018. The decrease in cash used in operating activities related mainly to a reduction in accounts payable and accrued liabilities that occurred in the three months ended March 31, 2018 that was not repeated in the three months ended March 31, 2019.

Investing Activities

There were no investing activities in the three months ended March 31, 2019 or March 31, 2018.

Financing Activities

Net cash provided by financing activities was $178 during the three months ended March 31, 2019 compared with $509,942 in the three months ended March 31, 2018. This decrease is attributable to private placement activity in the 2018 period that was not repeated in the 2019 period.

Going Concern

Our consolidated financial statements for the three-month period ended March 31, 2019 have been prepared on a going concern basis and contain an additional explanatory paragraph which identifies issues that raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The continuation of our company as a going concern is dependent upon the continued financial support from our shareholders, the ability of our company to obtain necessary equity financing to continue operations, and ultimately the attainment of profitable operations. As at March 31, 2019, our company has not generated any revenues and has an accumulated deficit of $911,994. These factors raise substantial doubt regarding our company’s ability to continue as a going concern. These condensed consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should our company be unable to continue as a going concern.

Critical Accounting Policies

These financial statements and related notes are expressed in US dollars. The consolidated financial statements include the accounts of the Company and its formerly wholly-owned subsidiary, First Colombia Devco SAS. All inter-company accounts and transactions have been eliminated. The Company’s fiscal year-end is December 31.

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

Pursuant to Rule 13a-15(b) under the Exchange Act, our Company carried out an evaluation with the participation of our Company’s management, including our Company’s Chief Executive Officer (“CEO”) and our Company’s Chief Financial Officer (“CFO”), of the effectiveness of our Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of March 31, 2019. Based upon that evaluation, our Company’s CEO and CFO concluded that our Company’s disclosure controls and procedures were not effective as of March 31, 2019 due to our Company’s limited internal resources and lack of ability to have multiple levels of transaction review.

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

Item 2.             Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.             Defaults Upon Senior Securities

None.

Item 4.             Mine Safety Disclosures

Not applicable.

Item 5.             Other Information

Not applicable.

Item 6.             Exhibits

Exhibit Number	Description
(3)	Articles of Incorporation and Bylaws
3.1	Articles of Incorporation (incorporated by reference to our Registration Statement on Form S- 1 filed on May 9, 2012).
3.2	By-laws (incorporated by reference to our Registration Statement on Form S-1 filed on May 9, 2012).
3.3	Certificate of Amendment (incorporated by reference to our Current Report on Form 8-K filed on January 13, 2014).
3.4	Certificate of Change filed with the Nevada Secretary of State on April 12, 2018 with an effective date of April 26, 2018. (incorporated by reference to our Current Report on Form 8-K filed on May 2, 2018)
3.5	Articles of Merger filed with the Nevada Secretary of State on April 12, 2018 with an effective date of April 26, 2018. (incorporated by reference to our Current Report on Form 8-K filed on May 2, 2018)
(10)	Material Contracts
10.1	Consulting Agreement dated December 30, 2011 between our company and Cindy Kelly & Associates (incorporated by reference to our Registration Statement on Form S-1 filed on May 9, 2012).
10.2	License Agreement dated June 30, 2015 between our company and I.S. Grant (incorporated by reference to Exhibit 10.3 of our Annual Report on Form 10-K filed on April 20, 2017).
10.3	Purchase Agreement with Grupo Jaque Ltd. and First Colombia Devco SAS, dated May 10, 2018 (incorporated by reference to our current report on Form 8-K filed on May 19, 2018)
(31)	Rule 13a-14(a)/15d-14(a) Certifications
31.1*	Section 302 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer.
31.2*	Section 302 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer and Principal Accounting Officer.
(32)	Section 1350 Certifications
32.1*	Section 906 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer.
32.2*	Section 906 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer and Principal Accounting Officer.
(101)*	Interactive Data Files
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

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

FIRST COLOMBIA DEVELOPMENT CORP.
(Registrant)

Dated: June 17, 2019	/s/Christopher Hansen
Christopher A Hansen
President, Chief Executive Officer, and Director
(Principal Executive Officer)

Dated: June 17, 2019	/s/Cindy Lee Kelly
Cindy Lee Kelly
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal
Accounting Officer)