Form 10-Q
period 2019-06-30
First Colombia Development Corp.
filed 2019-08-12
CIK 1533030

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

or

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 333-181259

FIRST COLOMBIA DEVELOPMENT CORP.
(Exact name of registrant as specified in its charter)

Nevada	N/A
(State or other jurisdiction of incorporation or	(IRS Employer Identification No.)
organization)

3020 Bridgeway, Ste 505 Sausalito, CA	94965
(Address of principal executive offices)	(Zip Code)

415-729-1747
(Registrant's telephone number, including area code)

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

[X] YES [   ] NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

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
[  ] YES [   ] NO

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

105,426,708 common shares issued and outstanding as of August 12, 2019.

PART I - FINANCIAL INFORMATION

Item1. Financial Statements Consolidated Financial Statements

Our unaudited condensed consolidated financial statements for the three and six months ended June 30, 2019 and 2018 form part of this quarterly report. Unless otherwise specified our consolidated financial statements are expressed in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles with the instructions to Form 10-Q and Article 8 of Regulation S-X.

Operating results for the three and six months ended June 30, 2019 are not necessarily indicative of the results that can be expected for the year ending December 31, 2019.

FIRST COLOMBIA DEVELOPMENT CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 30,	December 31,
	2019	2018
Assets
Current assets:
Cash	$3,120,845	$197,962
Prepaid expenses and advances	4,863	-
Assets held for sale	48,452	48,238
Total current assets	3,174,160	246,200
Assets held for sale	456,762	457,361
Total assets	$3,630,922	$703,561

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued liabilities	$141,584	$23,323
Due to related party (Note 4)	7,972	7,846
Liabilities held for sale	23,123	25,860
Total liabilities	172,679	57,029

Commitments and contingencies (Note 1)
Stockholders' equity:
Preferred stock, $0.001 par value, 100,000 shares authorized, no shares issued and outstanding respectively	-	-
Common stock, $0.001 par value, 500,000,000 shares authorized, 81,837,016 shares and 76,400,016 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively	81,837	76,400
Additional paid-in capital	4,091,698	1,425,885
Common stock to be issued	438,400	-
Accumulated deficit	(1,133,225)	(840,656)
Accumulated other comprehensive loss	(20,467)	(15,097)
Total stockholders' equity	3,458,243	646,532
Total liabilities and stockholders' equity	$3,630,922	$703,561

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FIRST COLOMBIA DEVELOPMENT CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Operating expenses:
Selling, marketing and administraitve	$218,680	$54,785	$266,193	$69,434
Bank charges	3,558	456	3,667	222
Total operating expenses	222,238	55,241	269,860	69,656
Loss from operations	(222,238)	(55,241)	(269,860)	(69,656)
Other expenses:
Interest expense	-	(2,547)	-	(38,872)
Gain (loss) on foreign exchange	16	(218)	(430)	475
Total other expenses	16	(2,765)	(430)	(38,397)
Net loss from continuing operations, before taxes	(222,222)	(58,006)	(270,290)	(108,053)
Income taxes	-	-	-	-
Net loss from continuing operations	(222,222)	(58,006)	(270,290)	(108,053)
Net income (loss) from discontinued operations, net of tax	991	(27,628)	(22,279)	(27,628)
Net loss	$(221,231)	$(85,634)	$(292,569)	$(135,681)
Comprehensive income (loss) from discontinued operations	(5,824)	(3,971)	(5,370)	(3,971)
Comprehensive loss	$(227,055)	$(89,605)	$(297,939)	$(139,652)
Net loss per common share:
Loss from continuing operations - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Income (loss) from discontinued operations - basic and diluted	0.00	(0.00)	(0.00)	(0.00)
Loss per common share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average common shares outstanding—basic and diluted	76,949,642	73,520,016	76,676,347	72,348,745

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FIRST COLOMBIA DEVELOPMENT CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended
	June 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(292,569)	$(135,681)
Changes in operating assets and liabilities:
Prepaid expenses and advances	(4,863)	-
Accounts payable and accrued liabilities	118,261	(89,931)
Net cash used in operating activities from continuing operations	(179,171)	(225,613)
Net cash provided by (used in) operating activities from discontinued operations	(13,159)	11,841
Net cash used in operating activities	(192,330)	(213,772)
Cash flows from investing activities:
Net cash paid for subsidiary	-	(54,793)
Purchase of property and equipment	-	(97,494)
Net cash used in investing activities from discontinued operations	-	(152,287)
Net cash used in investing activities	-	(152,287)
Cash flows from financing activities:
Proceeds (payments) on related party loans	126	(213)
Proceeds from sale of common stock issued	2,718,500	500,000
Equity issuance costs	(47,250)	-
Proceeds from common stock subscribed and to be issued	438,400	465,000
Net cash provided by financing activities from continuing operations	3,109,776	964,787
Net cash provided by financing activities from discontinued operations	-	-
Net cash provided by financing activities	3,109,776	964,787

Net increase in cash from continuing operations	2,930,605	739,174
Net decrease in cash from discontinued operations	(13,159)	(140,446)
Effect of exchange rate changes on cash	(3,914)	(1,418)
Cash at beginning of period, continuing operations	197,962	107
Cash at beginning of period, discontinued operations	9,351	-
Cash at end of period	$3,120,845	$597,417

Supplemental disclosure of non-cash financing activities:
Forgiveness of shareholder loan	$-	$46,156

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FIRST COLOMBIA DEVELOPMENT CORP.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

						Accumulated
			Additional	Common		Other	Total
	Common Stock		Paid-in	Stock to be	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Issued	Deficit	Loss	Equity

Balances at December 31, 2018	76,400,016	$76,400	$1,425,885	$-	$(840,656)	$(15,097)	$646,532
Net income (loss)	-	-	-	-	(71,338)	454	(70,884)
Balances at March 31, 2019	76,400,016	76,400	1,425,885	-	(911,994)	(14,643)	575,648
Common stock issued pursuant to private placement, net of issuance costs	5,437,000	5,437	2,665,813	-	-	-	2,671,250
Common stock to be issued pursuant to private placement	-	-	-	438,400	-	-	438,400
Net loss	-	-	-	-	(221,231)	(5,824)	(227,055)
Balances at June 30, 2019	81,837,016	$81,837	$4,091,698	$438,400	$(1,133,225)	$(20,467)	$3,458,243

Balances at December 31, 2017	69,520,016	$69,520	$166,609	$-	$(413,199)	$-	$(177,070)
Common stock issued pursuant to private placement	4,000,000	4,000	496,000	-	-	-	500,000
Gain on forgiveness of shareholder loan	-	-	46,156	-	-	-	46,156
Net loss	-	-	-	-	(50,047)	-	(50,047)
Balances at March 31, 2018	73,520,016	73,520	708,765	-	(463,246)	-	319,039
Common stock to be issued pursuant to private placement	-	-	-	465,000	-	-	465,000
Net loss	-	-	-	-	(85,634)	(3,971)	(89,605)
Balances at June 30, 2018	73,520,016	$73,520	$708,765	$465,000	$(548,880)	$(3,971)	$694,434

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FIRST COLOMBIA DEVELOPMENT CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2019

(UNAUDITED)

1.	Nature of the Business and Basis of Presentation

First Colombia Development Inc. (the "Company") was incorporated under the laws of the State of Nevada on May 10, 2011. Effective April 26, 2018, the Company changed its name from AFC Building Technologies Inc. to First Colombia Development Inc. On May 10, 2018, the Company acquired all the issued and outstanding share capital of a Colombian company, First Colombia Devco SAS. ("Devco"), and began to establish various business ventures in Colombia in the agriculture and real estate development, tourism, and infrastructure sectors before commencing to phase them out in April 2019. On April 26, 2019, the Company began to reposition itself into the cannabis industry in the United States, and on May 14, 2019, announced two non-binding letters of intent to acquire assets in the cannabis space, including medical marijuana dispensaries and cannabis oil extraction assets.

2.	Summary of Significant Accounting Policies

a)	Basis of Presentation and Consolidation

The unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the Securities and Exchange Commission ("SEC") instructions for companies filing Form 10-Q. In the opinion of management, the unaudited condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of June 30, 2019, and the results of operations and cash flows for the periods ended June 30, 2019 and 2018. The financial data and other information disclosed in the notes to the interim condensed consolidated financial statements related to the periods are unaudited. The results for the three & six month period ended June 30, 2019 is not necessarily indicative of the results to be expected for any subsequent period or the entire year ending December 31, 2019. These unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s annual audited financial statements and notes thereto for the year ended December 31, 2018, included in the Company’s Form 10-K filed on May 24, 2019 with the SEC.

These unaudited interim condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, First Colombia Devco SAS (from the date of acquisition, May 10, 2018). All inter-company balances and transactions have been eliminated.

Going Concern

In accordance with Accounting Standards Update (“ASU”) No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (Subtopic 205-40), the Company has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date the interim condensed consolidated financial statements are issued. As of June 30, 2019, the Company had an accumulated deficit of $1,133,225. During the six months ended June 30, 2019, the Company incurred a net loss of $292,569 and used $192,330 of net cash in operating activities. The Company expects to continue to generate operating losses for the foreseeable future. As of June 30, 2019, the Company had cash of $3,120,845.

Based on its current operating plan, the Company expects that its cash will be sufficient to fund its operating expenses and debt service requirements for at least 12 months from the issuance date of these interim condensed consolidated financial statements. Based on this, the Company has determined there is not substantial doubt about the Company’s ability to continue as a going concern. The future viability of the Company beyond that point is dependent on its ability to raise additional capital to finance its operations. Although the Company has been successful in raising capital in the past, there is no assurance that it will be successful in obtaining such additional financing on terms acceptable to the Company, if at all.

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

FIRST COLOMBIA DEVELOPMENT CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2019

(UNAUDITED)

c)	Property and Equipment

Property and equipment are stated at cost. The Company depreciates the cost of property and equipment over their estimated useful lives at the following annual rates:

Office equipment and furniture	10 years straight-line basis
Machinery and equipment	5-10 years sraight-line basis

d)	Long-lived Assets

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

e)	Financial Instruments/Concentrations

The Company’s financial instruments consist principally of cash, accounts payable, and due to related party. Pursuant to ASC 820, Fair Value Measurements and Disclosures, and ASC 825, Financial Instruments, the fair value of cash equivalents are determined based on "Level 1" inputs, which consist of quoted prices in active markets for identical assets. The Company believes that the recorded values of all of the Company’s other financial instruments approximate their current fair values because of their nature and relatively short maturity dates or durations.

f)	Foreign Currency Translation

The functional currency of the Company is the United States dollar. The functional currency of the subsidiary is the Colombian Peso. The financial statements of the Company’s Colombian subsidiary were translated to United States dollars in accordance with ASC 830, Foreign Currency Translation Matters, using period-end rates of exchange for assets and liabilities, and average rates of exchange for the year for revenues and expenses. The period-end exchange rate at June 30, 2019 was 3,201 Colombian Pesos to United States dollar, compared to the December 31, 2018 rate of 3,248, and the average exchange rate for the six months ended June 30, 2019 was 3,189 Colombian Pesos to United States dollar. Gains and losses arising on foreign currency denominated transactions included in the determination of income. Foreign currency transactions are primarily undertaken in Colombian Pesos and Canadian dollars. The Company has not, to the date of these unaudited interim condensed consolidated financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

g)	Comprehensive Loss

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive income (loss) and its components in the unaudited interim condensed consolidated financial statements. During the period ended June 30, 2019 and 2018, the Company’s only component of comprehensive income was foreign currency translation adjustments.

FIRST COLOMBIA DEVELOPMENT CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2019

(UNAUDITED)

h)	Recent Accounting Pronouncements

In June 2018, the FASB issued ASU No. 2018-07, "Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting" which addresses accounting for issuance of all share-based payments on the same accounting model. Previously, accounting for share-based payments to employees was covered by ASC Topic 718 while accounting for such payments to non-employees was covered by ASC Subtopic 505-50. As it considered recently issued updates to ASC 718, the FASB, as part of its simplification initiatives, decided to replace ASC Subtopic 505-50 with Topic 718 as the guidance for non-employee share-based awards. Under this new guidance, both sets of awards, for employees and non-employees, will essentially follow the same model, with small variations related to determining the term assumption when valuing a non-employee award as well as a different expense attribution model for non-employee awards as opposed to employee awards. The ASU is effective for public business entities beginning in 2019 calendar years and one year later for non-public business entities. The Company adopted the new guidance on January 1, 2019. The adoption of ASU 2016-02 did not have a material impact on the Company's financial statements as the Company did not have any share-based compensation.

The Company has evaluated all other new ASUs issued by FASB, and has concluded that these updates do not have a material effect on the Company's financial statements as of June 30, 2019.

3.	Discontinued Operations

In April 2019, the Company began to reposition itself into the cannabis industry. As a result, the Company intends to sell its Colombian subsidiary, Devco, as well as its principal remaining asset, approximately 13 hectares of undeveloped land. The operations of the Colombian business and land will be accounted for as discontinued operations through the expected divestiture (see Note 7).

The accompanying condensed consolidated balance sheets include the following carrying amounts of assets and liabilities related to these discontinued operations:

	June 30,	December 31,
	2019	2018
Assets
Cash	$18,472	$9,351
Inventory	-	10,459
Prepaid expenses and advances	29,980	28,428
Current assets held for sale	48,452	48,238
Property and equipment, net	456,762	457,361
Total assets held for sale	$505,214	$505,599

Liabilities
Accounts payable and accrued liabilities	$23,123	$25,860
Total liabilities held for sale	$23,123	$25,860

     The condensed consolidated statements of operations include the following operating results related to these discontinued operations:

FIRST COLOMBIA DEVELOPMENT CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2019

(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Selling, marketing and administraitve	$(1,030)	$27,508	$19,716	$27,508
Impairment loss	(16)	-	903	-
Interest expense	79	120	310	120
Net (income) loss from discontinued operations, before taxes	967	(27,628)	(20,929)	(27,628)
Income taxes	(24)	-	1,350	-
Net income (loss) from discontinued operations, net of tax	$991	$(27,628)	$(22,279)	$(27,628)

Foreign currency translation adjustments	(5,824)	(3,971)	(5,370)	(3,971)
Comprehensive loss from discontinued operations, net of tax	$(4,833)	$(31,599)	$(27,649)	$(31,599)

The condensed consolidated statements of cash flows include non-cash impairment charges of $903 for the six months ended June 30, 2019 and depreciation expense of $368 and $94 for the six months ended June 30, 2019 and 2018, respectively, related to these discontinued operations.

4.	Related Party Transactions

At June 30, 2019, the Company owed $7,972 (December 31, 2018 - $7,846) to the Chief Financial Officer of the Company. These were monies advanced for general working capital purposes (i.e. accounting and professional fees) as required. The amount is unsecured, non-interest bearing and due on demand.

5.	Stockholders’ Equity

In June 2019, the Company completed a private placement for the sale of its common stock. The Company issued 5,437,000 shares of common stock for gross proceeds of $2,718,500, or $0.50 per share, minus equity issuance costs of $47,250. The Company received an additional $438,400 in proceeds for common stock subscribed but not yet issued as of June 30, 2019. As of June 30, 2019, the Company had 81,837,016 shares of common stock issued and outstanding.

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

6.	License Agreement

On June 30, 2015, the Company entered into a license agreement with a shareholder of the Company. Pursuant to the agreement, the Company received an exclusive worldwide license in regard to 15 domain names related to the automotive e-commerce business for a period of 40 years. In consideration for the granting of the license, the Company will pay to the licensor a royalty of 2.5% of gross sales for any revenue derived from the use of the licensed domains. The Company has not generated any revenue to date.

7.	Subsequent Events

During the quarter ended June 30, 2019, the Company announced it had entered into a non-binding letter of intent with Critical Mass Industries LLC DBA Good Meds ("Good Meds") pursuant to which the Company would acquire the management assets related to dispensing, cultivation and extraction as well as the brand assets of Good Meds, which includes BOSM Labs, in exchange for $1,999,770 and 15,053,233 shares of common stock. On August 7, 2019, the Company successfully completed this transaction substantially in accordance with the terms previously indicated. The Company also entered into a non-binding letter of intent with General Extract LLC, a Denver-based early stage company engaged in importing CBD oil from Colombia for distribution and eventually, further refinement into consumable products. The consideration for this transaction is the Colombian subsidiary, First Colombia Devco SAS, along with its principal remaining asset, approximately 13 hectares of undeveloped land. The transaction is expected to close in the third quarter.

During the quarter, we commenced a private placement through the sale of common stock. As of June 30, 2019, we had received gross cash proceeds of $3,156,900. Subsequent to the end of the quarter, on August 5, 2019, we closed the private placement with total gross proceeds of $7,736,730 including cash proceeds of $7,162,503 and conversion of debt assumed in the Good Meds acquisition of $574,227.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This quarterly report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

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

In this quarterly report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to "common shares" refer to the common shares in our capital stock.

As used in this quarterly report and unless otherwise indicated, the terms "we", "us", "our" and "our company" mean First Colombia Development Corp., a company incorporated under the laws of the state of Nevada, and our current wholly-owned subsidiary, First Colombia Devco SAS, a Colombian company, unless otherwise indicated.

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

On April 26, 2019, the Company began repositioning itself through the disposal of the Colombian assets and to develop a nationwide network of medical marijuana dispensaries and related businesses in the United States, where legally permitted, with a focus on both THC-dominant and CBD-dominant cannabis manufacturing, distribution and sales. On May 14, 2019, we announced a non-binding letter of intent with Critical Mass Industries LLC dba GoodMeds ("GoodMeds") pursuant to which the Company will acquire the management assets related to dispensing, cultivation, and extraction, as well as the brand assets of GoodMeds, which includes BOSM Labs, in exchange for US$1,999,770 and 15,053,233 shares of common stock. GoodMeds was founded in Denver in 2009 by John Knapp. As a pioneering company in a fully-regulated cannabis marketplace, GoodMeds operates two storefronts and a 90,000 square foot cultivation and extraction facility, producing world-class Medical and Adult Use products. On May 14, 2019, the Company also entered into a non-binding letter of intent to acquire General Extract LLC dba General Extract ("General Extract"). General Extract was founded in 2015 as an importer, distributor, broker and postprocessor of hemp and hemp derivatives. As an intermediary in the global supply of cannabis products, General Extract is closely aligned with both the upstream and downstream cannabis leaders.

The GoodMeds transaction closed on August 7, 2019 on substantially the same terms as indicated in the Letter of Intent dated May 14, 2019. The General Extract transaction  is expected to close in the third quarter..

Cash Requirements

Based on our current planned expenditures, we will require approximately $5,000,000 over the next 12 months. In order to provide funds, on August 5, 2019, we completed the non-brokered private placement we previously announced in which we received gross proceeds of $7,736,730. Should we require more funds and are unable to achieve the necessary additional financing, then we plan to reduce the amounts that we spend on our business activities and administrative expenses in order to be within the amount of capital resources that are available to us.

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

Results of Operations

The following summary of our results of operations should be read in conjunction with our financial statements for the three and six months ended June 30, 2019, which are included herein.

Three Months Ended June 30, 2019 and June 30, 2018

Our operating results for the three months ended June 30, 2019 and June 30, 2018 are summarized as follows:

	Three Months Ended
	June 30,
	2019	2018
Revenue	$-	$-
Cost of sales	-	-
Selling, marketing and administraitve	(218,680)	(54,785)
Bank charges	(3,558)	(456)
Total operating expenses	(222,238)	(55,241)
Net loss from continuing operations	(222,222)	(58,006)
Net loss from discontinued operations	991	(27,628)
Net loss	$(221,231)	$(85,634)

Net loss per common share from continuing operations - basic and diluted	$(0.00)	$(0.00)
Net income (loss) per common share from discontinued operations - basic and diluted	0.00	(0.00)
Net loss per common share from discontinued operations - basic and diluted	$(0.00)	$(0.00)

Revenue and Cost of Sales

We had no revenues and did not engage in any sales activities during the three-month periods ended June 30, 2019 and June 30, 2018.

Operating Expenses and Net Loss

We incurred a net loss of $221,231 for the three months ended June 30, 2019 compared to $85,634 during the three months ended June 30, 2018. The increase was primarily due to an increase in consulting fees, legal costs, travel and other selling, marketing and administrative expenses driven by increased management oversight at the parent company level due to the planned shift in operations. This increase was partially offset by lower operations and net loss from our discontinued operations.

Six Months Ended June 30, 2019 and June 30, 2018

Our operating results for the six months ended June 30, 2019 and June 30, 2018 are summarized as follows:

	Six Months Ended
	June 30,
	2019	2018
Revenue	$-	$-
Cost of sales	-	-
Selling, marketing and administraitve	(266,193)	(69,434)
Bank charges	(3,667)	(222)
Total operating expenses	(269,860)	(69,656)
Net loss from continuing operations	(270,290)	(108,053)
Net income (loss) from discontinued operations	(22,279)	(27,628)
Net loss	$(292,569)	$(135,681)

Net loss per common share from continuing operations - basic and diluted	$(0.00)	$(0.00)
Net income (loss) per common share from discontinued operations - basic and diluted	(0.00)	(0.00)
Net loss per common share - basic and diluted	$(0.00)	$(0.00)

Revenue and Cost of Sales

We had no revenues and did not engage in any sales activities during the six-month periods ended June 30, 2019 and June 30, 2018.

Operating Expenses and Net Loss

We incurred a net loss of $292,569 for the six months ended June 30, 2019 compared to $135,681 during the six months ended June 30, 2018. The increase was primarily due to an increase in consulting fees, legal costs, travel and other selling, marketing and administrative expenses driven by increased management oversight at the parent company level due to the planned shift in operations.

Liquidity and Financial Condition

Working Capital

	June 30,	December 31,
	2019	2018
Current assets	$3,174,160	$246,200
Current liabilities	172,679	57,029
Working capital	$3,001,481	$189,171

As of June 30, 2019, we had current assets of $3,174,160 (consisting of cash, prepaid expenses and advances and current assets held for sale of $48,452), current liabilities of $172,678 (including accounts payable and accrued liabilities, due to related party and current liabilities held for sale of $23,123), and working capital of $3,001,482.

As of December 31, 2018, we had current assets of $246,200 (including reclassified current assets held for sale of $48,238), current liabilities of $57,029 (including reclassified current liabilities held for sale of $25,860), and working capital of $189,171.

The increase in working capital is primarily due to proceeds from our sale of common stock, and common stock subscribed, in June 2019.

Cash Flows

	Six Months Ended
	June 30,
	2019	2018
Net cash used in operating activities	$(192,330)	$(213,772)
Net cash used in investing activities	-	(152,287)
Net cash provided by financing activities	3,109,776	964,787
Net increase in cash during the period	$2,917,446	$598,728

Operating Activities

Net cash used in operating activities was $192,330 during the six months ended June 30, 2019, primarily due to our net loss of $292,569, partially offset by an increase in accounts payable and accrued liabilities of $118,261.

Net cash used in operating activities was $213,772 during the six months ended June 30, 2018, primarily due to our net loss of $135,681 and in increase in accounts payable and accrued liabilities of $89,931.

Investing Activities

There were no investing activities for the six months ended June 30, 2019. Net cash used in investing activities was $152,287 during the six months ended June 30, 2018, due to cash paid for our subsidiary of $54,793 and purchase of property and equipment by Devco of $94,494.

Financing Activities

Net cash provided by financing activities was $3,109,776 during the six months ended June 30, 2019, primarily due to $3,156,900 in proceeds received from the sale of our common stock and common stock subscribed in June 2019, minus equity issuance costs of $47,250.

Net cash provided by financing activities was $964,787 during the six months ended June 30, 2018, primarily due to $965,000 in proceeds received from the sale of our common stock and common stock subscribed in February 2018.

Going Concern

As of June 30, 2019, we had an accumulated deficit of $1,133,225. During the six months ended June 30, 2019, we incurred a net loss of $292,569 and used $192,330 of net cash in operating activities. We expect to continue to generate operating losses for the foreseeable future. As of June 30, 2019, we had cash of $3,120,845.

Based on our current operating plan, we expect that our cash will be sufficient to fund its operating expenses and debt service requirements for at least 12 months from the issuance date of these interim condensed consolidated financial statements. Based on this, we have determined there is not substantial doubt about our ability to continue as a going concern. The future viability of the Company beyond that point is dependent on our ability to raise additional capital to finance its operations. Although we has been successful in raising capital in the past, there is no assurance that we will be successful in obtaining such additional financing on terms acceptable to the Company, if at all.

Critical Accounting Policies

These financial statements and related notes are expressed in US dollars. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, First Colombia Devco SAS. All inter-company accounts and transactions have been eliminated. The Company’s fiscal year-end is December 31.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a "smaller reporting company", we are not required to provide the information required by this Item.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

Our management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e)) under the Exchange Act) that is designed to ensure that information required to be disclosed by our Company in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Pursuant to Rule 13a-15(b) under the Exchange Act, our Company carried out an evaluation with the participation of our Company's management, including our Company's Chief Executive Officer ("CEO") and our Company's Chief Financial Officer ("CFO"), of the effectiveness of our Company's disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of June 30, 2019. Based upon that evaluation, our Company's CEO and CFO concluded that our Company's disclosure controls and procedures were not effective as of June 30, 2019 due to lack of documented controls and procedures and lack of multiple levels of transaction review.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We know of no material, existing or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our company.

Item 1A.  Risk Factors

As a "smaller reporting company", we are not required to provide the information required by this Item.

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

(10)	Material Contracts
10.1	Consulting Agreement dated December 30, 2011 between our company and Cindy Kelly & Associates (incorporated by reference to our Registration Statement on Form S-1 filed on May 9, 2012).
10.2	License Agreement dated June 30, 2015 between our company and I.S. Grant (incorporated by reference to Exhibit 10.3 of our Annual Report on Form 10-K filed on April 20, 2017).
10.3	Purchase Agreement with Grupo Jaque Ltd. and First Colombia Devco SAS, dated May 10, 2018 (incorporated by reference to our current report on Form 8-K filed on May 19, 2018)
10.4*	Consulting Agreement dated June 18, 2019 between our Company and Somerset Associates, LLC
10.5*	Consulting Agreement dated June 20, 2019 between our Company and GMP Securities Emerging Markets Corp.
(31)	Rule 13a-14(a)/15d-14(a) Certifications
31.1*	Section 302 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer.
31.2*	Section 302 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer and Principal Accounting Officer.
(32)	Section 1350 Certifications
32.1*	Section 906 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer.
32.2*	Section 906 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer and Principal Accounting Officer.
(101)*	Interactive Data Files
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
*	Filed herewith.
**	Furnished herewith. Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of any registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST COLOMBIA DEVELOPMENT CORP.
(Registrant)

Dated: August 12, 2019

/s/Christopher Hansen
Christopher A Hansen
President, Chief Executive Officer, and Director
(Principal Executive Officer)

Dated: August 12, 2019

/s/Philip Mullin
Philip Mullin
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)