Form 10-Q
period 2019-09-30
Redwood Green Corp.
filed 2020-02-18
CIK 1533030

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

Commission File Number 333-181259

REDWOOD GREEN CORP.
(Exact name of registrant as specified in its charter)

Nevada	82-5051728
(State of incorporation)	(IRS Employer Identification No.)

866 Navajo St, Denver, CO	80204
(Address of principal executive offices)	(Zip Code)

303-416-7208
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
[X] YES [   ] NO

.Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]
(Do not check if a smaller reporting company)	Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
[   ] YES [X] NO

The number of outstanding shares of the Registrant’s common stock as of February 14, 2020 was 106,216,708 common shares.

FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are subject to known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. In some cases, you can identify forward-looking statements by words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “target,” “will,” “would,” or the negative of these words or other comparable terminology.

The identification in this report of factors that may affect our future performance and the accuracy of forward-looking statements is meant to be illustrative and by no means exhaustive. All forward-looking statements should be evaluated with the understanding of their inherent uncertainty.

Factors that could cause our actual results to differ materially from those expressed or implied by forward-looking statements include, but are not limited to:

  Trends affecting our financial condition, results of operations or future prospects;

  Our business and growth strategies;

  Our financing plans and forecasts;

  The factors that we expect to contribute to our success and our ability to be successful in the future;

  Our business model and strategy for realizing positive results as sales increase;

  Competition, including our ability to respond to such competition and its expectations regarding continued competition in the market in which we compete;

  Our ability to meet our projected operating expenditures and the costs associated with development of new projects;

  The impact of new accounting pronouncements on our financial statements;

  Whether our cash flows from operating activities will be sufficient to meet our operating expenditures;

  Our market risk exposure and efforts to minimize risk;

  Regulations, including tax law and practice, federal and state laws governing the cannabis industry, and tariff legislation;

  The outcome of various tax audits and assessments, including appeals thereof, timing of resolution of such audits, our estimates as to the amount of taxes that will ultimately be due and payable and the impact of these audits on our financial statements;

  Our overall outlook including all statements under Management’s Discussion and Analysis of Financial Condition and Results of Operations;

  That estimates and assumptions made in the preparation of financial statements in conformity with US GAAP may differ from actual results; and

  Our expectations as to future financial performance, cash and expense levels and liquidity sources.

Any forward-looking statements in this Quarterly Report on Form 10-Q reflect our current views with respect to future events or to our future financial performance. A more detailed description of risk factors that may affect our operating results can be found in Part II, Item 1A. “Risk Factors” in this Quarterly Report on Form 10-Q, Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018 filed with the SEC on May 24, 2019, and our other filings with the SEC. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future.

REDWOOD GREEN CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	September 30,	December 31,
	2019	2018

Assets
Current assets:
Cash and cash equivalents	$4,702,902	$197,962
Prepaid expenses	143,651	-
Assets held for sale	-	48,238
Total current assets	4,846,552	246,200
Property and equipment, net	1,974,522	-
Goodwill	5,855,749	-
Intangible assets, net	2,876,591	-
Deposits	8,687	-
Right of use asset, net	1,345,621	-
Assets held for sale	-	457,361
Total assets	$16,907,723	$703,561

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$74,058	$23,323
Taxes payable	90,305
Notes payable, related parties	308,300	-
Due to related party	7,500	7,846
Right of use liability, current portion	446,451	-
Liabilities held for sale	-	25,860
Total current liabilities	926,614	57,029
Right of use liability	898,970	-
Total liabilities	1,825,584	57,029

Commitments and contingencies (Note 14)
Stockholders' equity:
Preferred stock, $0.001 par value, 100,000 shares authorized, no shares issued and outstanding respectively	-	-
Common stock, $0.001 par value, 500,000,000 shares authorized, 106,216,708 and 76,400,016 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively	106,216	76,400
Additional paid-in capital	16,246,645	1,425,885
Accumulated deficit	(2,453,209)	(840,656)
Accumulated other comprehensive loss	-	(15,097)
Total stockholders' equity attributable to Redwood Green Corp stockholders	13,899,652	646,532

Non-controlling interests in consolidated variable interest entity	1,182,487	-
Total stockholders’ equity	15,082,139	-

Total liabilities and stockholders' equity	$16,907,723	$703,561

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

REDWOOD GREEN CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Net sales	$1,605,476	$-	$1,605,476	$-
Cost of goods sold, net of depreciation and amortization	981,890	-	981,890	-
Gross profit	623,586	-	623,586	-
Operating expenses:
Personnel costs	407,532		407,532	-
Sales and marketing	169,854	-	169,854	-
General and administrative	2,844	125,772	272,705	195,428
Legal and professional fees	751,675	-	751,674	-
Depreciation and amortization	10,593	-	10,593	-
Research and development	477,585		477,585
Total operating expenses	1,820,083	125,772	2,089,943	195,428
Loss from operations	(1,196,497)	(125,772)	(1,466,357)	(195,428)

Other income (expense):
Interest expense	(12,715)	-	(12,715)	(38,872)
Gain (loss) on foreign exchange	-	(128)	(430)	347
Total other expenses	(12,715)	(128)	(13,145)	(38,525)
Net loss from continuing operations, before taxes	(1,209,212)	(125,900)	(1,479,502)	(233,953)
Income taxes	(90,305)	-	(90,305)	-
Net loss from continuing operations	(1,299,517)	(125,900)	(1,569,807)	(233,953)
Net loss from discontinued operations, net of tax	-	(31,533)	(22,279)	(59,162)
Net loss	$(1,292,517)	$(157,433)	$(1,592,086)	$(293,115)

Comprehensive loss from discontinued operations	-	(967)	(5,370)	(4,938)
Comprehensive loss	$(1,292,517)	$(158,400)	$(1,597,456)	$(298,053)
Net loss per common share:
Loss from continuing operations - basic and diluted	$(0.01)	$(0.00)	$(0.02)	$(0.00)

Loss from discontinued operations - basic and diluted	(0.00)	(0.00)	(0.00)	(0.00)

Loss per common share - basic and diluted	$(0.01)	$(0.00)	$(0.02)	$(0.00)

Weighted average common shares outstanding—basic and divided	100,363,796	76,400,016	84,627,790	73,355,327

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

REDWOOD GREEN CORP.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(UNAUDITED)

								Accumulated
			Additional	Common				Other	Total
	Common Stock		Paid-in	Stock to be	Accumulated		Non-controlling	Comprehensive	Stockholders'
	Shares	Amount	Capital	Issued	Deficit		Interests	Loss	Equity

Balances at December 31, 2018	76,400,016	$76,400	$1,425,885	$-	$(840,656)		$-	$(15,097)	$646,532
Net income (loss)	-	-	-	-	(71,338)		-	454	(70,884)
Balances at March 31, 2019	76,400,016	76,400	1,425,885	-	(911,994)		-	(14,643)	575,648
Common stock issued pursuant to private placement, net of issuance costs	5,437,000	5,437	2,665,813	-	-		-	-	2,671,250
Common stock to be issued pursuant to private placement	-	-	-	438,400	-		-	-	438,400
Net loss	-	-	-	-	(221,231)		-	(5,824)	(227,055)
Balances at June 30, 2019	81,837,016	81,837	4,091,698	438,400	(1,133,225)		-	(20,467)	3,458,243
Common stock issued pursuant to private placement, net of issuance costs	8,888,005	8,888	4,424,594	(438,400)	-		-	-	3,995,082
Common stock issued in connection with business combination	13,553,233	13,553	6,763,064	-	-		-	-	6,776,617
Common stock issued pursuant to advisory agreements	790,000	790	394,210	-	-		-	-	395,000
Common stock issued in connection with conversion of debt and accounts payable	1,148,454	1,148	573,079	-	-		-	-	574,227
Consolidation of variable interest entity	-	-	-	-	-		1,182,487	-	1,182,487
Deconsolidation of former subsidiary	-	-	-	-	(20,467)		-	20,467	-
Net loss	-	-	-	-	(1,299,517)		-	-	(1,299,517)
Balances at September 30, 2019	106,216,708	$106,216	$16,246,645	$-	$(2,453,209)		$1,182,487	$-	$15,082,139

Balances at December 31, 2017	69,520,016	$69,520	$166,609	$-	$(413,199	) $	- $	-	$(177,070)
Common stock issued pursuant to private placement	4,000,000	4,000	496,000	-	-		-	-	500,000
Gain on forgiveness of shareholder loan	-	-	46,156	-	-		-	-	46,156
Net loss	-	-	-	-	(50,047)		-	-	(50,047)
Balances at March 31, 2018 (unaudited)	73,520,016	73,520	708,765	-	(463,246)		-	-	319,039
Common stock to be issued pursuant to private placement	-	-	-	465,000	-		-	-	465,000
Net loss	-	-	-	-	(85,634)		-	(3,971)	(89,605)
Balances at June 30, 2018 (unaudited)	73,520,016	73,520	708,765	465,000	(548,880)		-	(3,971)	694,434
Common stock issued pursuant in private placement	2,880,000	2,880	717,120	(465,000)	-		-	-	255,000
Net loss					(157,434)		-	(967)	(158,401)
Balances at September 30, 2018 (unaudited)	76,400,016	$76,400	$1,425,885	$-	$(706,314)		$-	$(4,938)	$791,1033

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

REDWOOD GREEN CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended
	September 30,
	2019	2018
Cash flows from operating activities:

Net loss	$(1,592,086)	$(293,115)
Adjustments to reconcile net loss to net cash used
in operating activities:
Depreciation and amortization expense	10,593	-
Depreciation and amortization - cost of goods sold	53,188	-
Fair value of common stock issued pursuant to advisory agreements	395,000	-
Research and development expenses associated with asset acquisition	477,585	-
Income taxes	90,305	-
Changes in operating assets and liabilities:
Prepaid expenses	(143,651)
Accounts payable	115,549	(53,459)
Due to related party	(346)	(61)
Net cash used in operating activities from continuing operations	(593,863)	(346,635)
Net cash used in operating activities from discontinued operations	(13,159)	(2,566)
Net cash used in operating activities	(607,022)	(349,201)
Cash flows from investing activities:
Payments for CMI business combination, net of cash acquired	(1,863,117)	-
Cash acquired as part of General Extract asset acquisition	4,506	-
Purchase of property and equipment	(43,258)	-
Deposits	3,661	-
Net cash used in investing activities from continuing operations	(1,898,208)	-
Net cash used in investing activities from discontinued operations	-	(554,748)
Net cash used in investing activities	(1,898,208)	(554,748)
Cash flows from financing activities:
Proceeds from sale of common stock pursuant to private placement, net of issuance costs	7,104,732	1,220,000
Repayment of notes payable	(100,000)	-
Net cash provided by financing activities from continuing operations	7,004,732	1,220,000
Net cash provided by financing activities from discontinued operations	-	-
Net cash provided by financing activities	7,004,732	1,220,000
Net increase in cash from continuing operations	4,512,661	873,365
Net (decrease) in cash from discontinued operations	(13,159)	(557,314)
Effect of exchange rate changes on cash	(3,914)	(1,614)
Cash at beginning of period, continuing operations	197,962	107
Cash at beginning of period, discontinued operations	9,351	-
Cash at end of period	$4,702,901	$314,544
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$-	$-
Cash paid for interest	$12,715	$38,872
Supplemental disclosure of non-cash investing and financing activities:
Common stock issued in connection with conversion of debt	$503,475	$-
Common stock issued in connection with conversion of accounts payable	$70,752	$-
Disposal of First Colombia Devco S.A.S.	$20,467	$-
Consolidation of variable interest entity	$1,182,487	$-
Equity issued pursuant to CMI Transaction	$6,776,617	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

REDWOOD GREEN CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. Nature of the Business

     AFC Building Technologies Inc. was incorporated under the laws of the State of Nevada on May 10, 2011. Effective April 26, 2018, the Company changed its name from AFC Building Technologies Inc. to First Colombia Development Corp (“FCDC”) effective September 18, 2019. Subsequently, FCDC changed its name to Redwood Green Corp, (“Redwood” or the “Company”). The Company operates as one segment from its corporate headquarters located in Denver, Colorado.

     On May 10, 2018, the Company acquired all the issued and outstanding share capital of First Colombia Devco S.A.S. (“Devco”) a Colombian company, and began to establish various business ventures in Colombia in the agriculture and real estate development, tourism, and infrastructure sectors before commencing to phase them out in April 2019.

     On July 1, 2019, the Company acquired 100% of the membership interests in General Extract, LLC (“General Extract” or the “Seller”), a Colorado limited liability company. General Extract was founded in 2015 as an importer, distributor, broker and postprocessor of hemp and hemp derivatives. The Company acquired all of the issued and outstanding membership interests, including business plans and access to contacts. In consideration of the sale and transfer of the membership interests, the Company delivered 299,170 shares of First Colomia Devco (see Note 5).

     On July 15, 2019, the Company, through its wholly owned subsidiary Good Acquisition Co., entered into a Membership Interest Purchase Agreement to acquire cannabis brands and other assets of Critical Mass Industries LLC DBA Good Meds (“CMI”), a Colorado limited liability company. CMI is licensed by the Marijuana Enforcement Division of Colorado Department of Revenue to produce cannabis and cannabis products under its six licenses. These licenses allow for cultivation, manufacturing of infused products and retail distribution. At the time, Colorado law prohibited public companies, including the Company, from owning cannabis licenses. Therefore, CMI spun off assets acquired by the Company, into two new entities, Good Holdco, LLC (“Holdco”) and Good IPCo, LLC (“IPCo). Under the terms of the Membership Interest Purchase Agreement, CMI retained the cannabis license, inventory and accounts receivable (the ”Cannabis License Assets”) and will continue to operate the cannabis business related to the brands under certain agreements entered into with from the Company, which requires that CMI pay royalties and related fees until Colorado law will permit public ownership of cannabis licenses. In consideration for the transfer of the acquired assets, the Company delivered 13,553,233 shares of the Company common stock, in addition to $1,999,770 in cash to CMI. An additional 1,500,000 shares of Redwood common stock were held and retained by the Company until the Cannabis License Assets can be purchased (see Note 4).

Going Concern

     In accordance with Accounting Standards Update (“ASU”) No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (Subtopic 205-40), the Company has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date the interim condensed consolidated financial statements are issued. As of September 30, 2019, the Company had an accumulated deficit of $2,453,209. During the nine months ended September 30, 2019, the Company incurred a net loss of $1,592,086 and used $607,022 of net cash in operating activities. The Company expects to continue to generate operating losses for the foreseeable future. As of September 30, 2019, the Company had cash of $4,702,901 and working capital of $3,919,940.

     Based on its current operating plan, the Company expects that its cash on hand will not be sufficient to fund its operating expense requirements for at least 12 months from the issuance date of these interim condensed consolidated financial statements. Based on this, the Company has determined that there is a substantial doubt about the Company’s ability to continue as a going concern. The future viability of the Company is dependent on its ability to raise additional capital to finance its operations. Although the Company has been successful in raising capital in the past, there is no assurance that it will be successful in obtaining such additional financing on terms acceptable to the Company, if at all.

2. Summary of Significant Accounting Policies

     Basis of Presentation

     The unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the Securities and Exchange Commission ("SEC") for interim reporting. Accordingly, they do not include certain footnotes and financial presentations normally required under GAAP for complete financial statements. The unaudited condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position and the results of operations and cash flows. The results for the three and nine- month period ended September 30, 2019 are not necessarily indicative of the results to be expected for any subsequent period or the entire year ending December 31, 2019. These unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s annual audited financial statements and notes thereto for the year ended December 31, 2018, included in the Company’s Form 10-K filed on May 24, 2019 with the SEC.

     Principles of Consolidation

     The condensed consolidated financial statements include the accounts of Redwood and its subsidiaries in which a controlling voting interest is maintained or variable interest entities ("VIEs") in which the Company has determined it is the primary beneficiary. The Company consolidates CMI as a VIE (see Note 6).

     All intercompany transactions and balances have been eliminated in consolidation.

REDWOOD GREEN CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Use of Estimates

     The preparation of the Company’s financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of expenses during the reporting period. Significant estimates and assumptions reflected in these financial statements include, but are not limited to the collectability of accounts receivables, valuation of inventory, fair value of stock-based compensation, determining the fair value of the assets acquired and liabilities assumed in acquisition, determining the useful lives and potential impairment of long-lived assets and potential impairment of goodwill. The Company bases its estimates on historical experience, known trends and other market-specific or other relevant factors that it believes to be reasonable under the circumstances. On an ongoing basis, management evaluates its estimates when there are changes in circumstances, facts and experience. Changes in estimates are recorded in the period in which they become known. Actual results could differ from those estimates.

Reclassifications

     Certain items in the interim condensed consolidated financial statements were reclassified from prior periods for presentation purposes.

Fair Value Measurements

     Certain assets and liabilities of the Company are carried at fair value under GAAP. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. Financial assets and liabilities carried at fair value are to be classified and disclosed in one of the following three levels of the fair value hierarchy, of which the first two are considered observable and the last is considered unobservable:

•	Level 1—Quoted prices in active markets for identical assets or liabilities.

•

Level 2—Observable inputs (other than Level 1 quoted prices), such as quoted prices in active markets for similar assets or liabilities, quoted prices in markets that are not active for identical or similar assets or liabilities, or other inputs that are observable or can be corroborated by observable market data.

REDWOOD GREEN CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

•

Level 3—Unobservable inputs that are supported by little or no market activity that are significant to determining the fair value of the assets or liabilities, including pricing models, discounted cash flow methodologies and similar techniques.

     The carrying values reported in the consolidated balance sheets for cash, accounts receivable, accounts payable and notes payable approximate fair values because of the immediate or short-term maturities of these financial instruments. There were no other assets or liabilities that require fair value to be recalculated on a recurring basis.

Cost of Goods Sold

     Cost of goods sold includes the costs directly attributable to production of inventory such as cultivation costs, extraction costs, packaging costs, security, and allocated overhead. Overhead expenses include allocations of rent, administrative salaries, utilities, and related costs.

Property, Plant and Equipment

     Purchase of property, plant and equipment are recorded at cost. Improvements and replacements of property, plant and equipment are capitalized. Maintenance and repairs that do not improve or extend the lives of property and equipment are charged to expense as incurred. When assets are sold or retired, their cost and related accumulated depreciation are removed from the accounts and any gain or loss is reported in the consolidated statements of operations. Depreciation and amortization expense is recognized using the straight- line method over the estimated useful life of each asset, as follows:

Estimated Useful Life
Computer equipment	3 - 5 years
Furniture and fixtures	5 - 7 years
Machinery and equipment	5 - 8 years
Leasehold improvements	Shorter of lease term or 15 years

Goodwill and Intangible Assets

     Goodwill represents the excess of the purchase price of an acquired entity over the fair value of identifiable tangible and intangible assets acquired and liabilities assumed in a business combination.

     Intangible assets with finite lives are recorded at their estimated fair value at the date of acquisition and are amortized over their estimated useful lives using the straight-line method. The estimated useful lives of intangible assets are as follows:

Estimated Useful Life
Customer relationships	7 years
Trademark/trade name	Indefinite
Developed manufacturing process	Indefinite

REDWOOD GREEN CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Impairment of Long-Lived Assets and Indefinite-Lived Intangible Assets

     The Company reviews its long-lived assets (property and equipment and amortizable intangible assets) for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. If the sum of the expected cash flows, undiscounted, is less than the carrying amount of the asset, an impairment loss is recognized as the amount by which the carrying amount of the asset exceeds its fair value.

Goodwill

     Goodwill and identifiable intangible assets that have indefinite useful lives are not amortized, but instead are tested annually at December 31 for impairment and upon the occurrence of certain events or substantive changes in circumstances.

     The annual goodwill impairment test allows for the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. An entity may choose to perform the qualitative assessment on none, some or all of its reporting units or an entity may bypass the qualitative assessment for any reporting unit and proceed directly to step one of the quantitative impairment test. If it is determined, on the basis of qualitative factors, that the fair value of a reporting unit is, more likely than not, less than its carrying value, the quantitative impairment test is required. The quantitative impairment test calculates any goodwill impairment as the difference between the carrying amount of a reporting unit and its fair value, but not to exceed the carrying amount of goodwill.

Indefinite-Lived Intangible Assets

     Indefinite-lived intangible assets established in connection with business combinations consist of trademarks and developed manufacturing processes. The impairment test for identifiable indefinite-lived intangible assets consists of a comparison of the estimated fair value of the intangible asset with its carrying value. If the carrying value exceeds its fair value, an impairment loss is recognized in an amount equal to that excess.

Business Combinations

     The Company accounts for acquisitions in which it obtains control of one or more businesses as a business combination. The purchase price of the acquired businesses is allocated to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values at the acquisition date. The excess of the purchase price over those fair values is recognized as goodwill. During the measurement period, which may be up to one year from the acquisition date, the Company may record adjustments, in the period in which they are determined, to the assets acquired and liabilities assumed with the corresponding offset to goodwill. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recognized in the consolidated statements of operations.

Accounting for Asset Acquisitions

     In accordance with the guidance for business combinations, the Company determines whether a transaction or other event is a business combination, which requires that the assets acquired, and liabilities assumed constitute a business. Each business combination is then accounted for by applying the acquisition method. If the assets acquired are not a business, the Company accounts for the transaction or other event as an asset acquisition. Under both methods, the Company recognizes the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquired entity. In addition, for transactions that are business combinations, the Company evaluates the existence of goodwill or a gain from a bargain purchase.

Stock-Based Compensation

     The Company may issue shares of common stock to consultants for services performed. The Company records an expense in the consolidated statements of operations utilizing the fair value of the Company’s common stock during the period the services are performed.

REDWOOD GREEN CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Net Loss per Share

     Net earnings or loss per share is computed by dividing net income or loss by the weighted-average number of common shares outstanding during the period, excluding shares subject to redemption or forfeiture. The Company presents basic and diluted net earnings or loss per share. Diluted net earnings or loss per share reflect the actual weighted average of common shares issued and outstanding during the period, adjusted for potentially dilutive securities outstanding. Potentially dilutive securities are excluded from the computation of the diluted net loss per share if their inclusion would be anti-dilutive. There were no potentially dilutive items outstanding as of September 30, 2019 and 2018 and diluted net loss per share is the same as basic net loss per share for each period.

Recent Accounting Pronouncements

     In February 2016, the FASB issued Accounting Standards Update ("ASU") No. 2016-02, Leases (Topic 842) ("ASC 842"). In July 2018, the FASB issued ASU No. 2018-10, Codification Improvements to Topic 842, Leases ("ASU 2018-10"), which provides narrow amendments to clarify how to apply certain aspects of the new lease standard, and ASU No. 2018-11, Leases (Topic 842)-Targeted Improvements ("ASU 2018-11 "), which addressed implementation issues related to the new lease standard. Under ASC 842, leases are classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The standard also requires disclosures to help investors and other financial statement users better understand the amount, timing and uncertainty of cash flows arising from leases. ASU 2016-02 was effective for annual reporting periods beginning after December 15, 2018 and interim periods within that reporting period. The Company adopted ASC 842 on January 1, 2019 using the effective date transition method. Prior period results continue to be presented under ASC 840 based on the accounting standards originally in effect for such periods.

REDWOOD GREEN CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

3. Revenue Recognition

     The Company adopted ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”) using the modified retrospective method for all contracts as of the date of adoption.

     Under ASC 606, a performance obligation is a promise within a contract to transfer a distinct good or service, or a series of distinct goods and services, to a customer. Revenue is recognized when performance obligations are satisfied and the customer obtains control of promised goods or services, which is generally upon shipment of the goods and performance of the service. The amount of revenue recognized reflects the consideration to which the Company expects to be entitled to receive in exchange for goods or services. Under the standard, a contract’s transaction price is allocated to each distinct performance obligation. To determine revenue recognition for arrangements that the Company determines are within the scope of ASC 606, the Company performs the following five steps: (i) identifies the contracts with a customer; (ii) identifies the performance obligations within the contract, including whether they are distinct and capable of being distinct in the context of the contract; (iii) determines the transaction price; (iv) allocates the transaction price to the performance obligations in the contract; and (v) recognizes revenue when, or as, the Company satisfies each performance obligation.

     The Company’s revenue consists of sales of cannabis and ancillary products to both retail consumers and wholesale customers through the consolidation of CMI as a VIE. Revenue for retail customers is recognized upon completion of the transaction in the point of sale system and satisfaction of the sale by providing the corresponding inventory at the retail location. Revenue for wholesale customers is recognized upon acceptance of the physical goods and confirmation by acceptance of the inventory in the regulatory marijuana enforcement tracking reporting compliance system. Revenue is recognized upon transfer of control of promised products to customers, generally as risk of loss pass, in an amount that reflects the consideration the Company expects to receive in exchange for those products. Taxes collected from customers, which are subsequently remitted to governmental authorities, are excluded from revenue.

     Retail customer loyalty liabilities are recognized in the period in which they are incurred and will often be retired without being utilized. Shipping and handling costs are expensed as incurred and are included in cost of sales, for the nine months ended September 30, 2019.

     Cannabis sales is a highly regulated environment in which state regulatory approval is required prior to the customer being able to purchase the product, either through the Colorado Marijuana Enforcement Division for wholesale clients or the Colorado Department of Public Health and Environment for medical patients.

Disaggregated Revenue

The following table provides revenue by type:

	Nine Months Ended
	September 30,
	2019	2018
Medical retail	$1,023,480	$-
Medical wholesale	200,250	-
Recreational wholesale	381,746	-
	$1,605,476	$-

REDWOOD GREEN CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

4. Business Combination

     Effective July 15, 2019, the Company, acquired cannabis brands and other assets of CMI (the “CMI Transaction”). In consideration of the sale and transfer of the acquired assets, the Company delivered 13,553,233 shares of Redwood common stock, in addition to $1,999,770 in cash to CMI.

     The CMI Transaction was accounted for as a business combination in accordance with Accounting Standards Codification (“ASC”) Topic 805, Business Combinations (“ASC 805”). The Company has determined preliminary fair values of the assets acquired and liabilities assumed. These values are subject to change as we perform additional reviews of our assumptions utilized.

     The Company has made a provisional allocation of the purchase price in regards to the CMI Transaction related to the assets acquired and the liabilities assumed as of the purchase date. The following table summarizes the provisional purchase price allocations relating to the CMI Transaction:

Cash	$1,999,770
Common Stock	6,776,617
Total Purchase Price	$8,776,387

		Weighted Average Useful Life
Description	Fair Value	(in years)
Assets acquired:
Cash	$136,654
Other current assets	74
Property and equipment, net	1,985,738
Intangible assets:
Customer relationships	215,900	Indefinite
Trademark/trade name	1,340,000	Indefinite
Developed manufacturing process	1,330,000	7
Goodwill	5,855,747
Right of use asset	1,411,461
Deposits	12,348
Total assets acquired	$12,287,922
Liabilities assumed:
Notes payable	$147,268
Notes payable, related parties	760,573
Right of use liability	1,411,460
Total liabilities assumed	2,319,301

Noncontrolling interests	1,192,234

Estimated fair value of net assets acquired	$8,776,387

REDWOOD GREEN CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

     The Company has not completed the valuation studies necessary to finalize the acquisition fair values of the assets acquired and liabilities assumed and related allocation of purchase price of the CMI Transaction. Accordingly, the type and value of the intangible assets amounts set forth above are preliminary. Once the valuation process is finalized for the CMI Transaction, there could be changes to the reported values of the assets acquired and liabilities assumed, including goodwill and intangible assets and those changes could differ materially from what is presented above.

Unaudited Pro Forma Financial Information

     The following unaudited pro forma financial information presents the Company’s financial results as if CMI Transaction had occurred as of January 1, 2018. The unaudited pro forma financial information is not necessarily indicative of what the financial results actually would have been had the acquisitions been completed on this date. In addition, the unaudited pro forma financial information is not indicative of, nor does it purport to project the Company’s future financial results. The following unaudited pro forma financial information includes incremental property and equipment depreciation and intangible asset amortization as a result of the acquisitions. The pro forma information does not give effect to any estimated and potential cost savings or other operating efficiencies that could result from the acquisitions:

	Nine Months Ended
	September 30,
	2019	2018
Net sales	$4,964,507	$4,977,445
Net loss	$(1,464,115)	$(655,242)
Net loss per common share	$(0.01)	$(0.01)

5. Asset Acquisition

On July 1, 2019, the Company entered into a Membership Interest Purchase Agreement (the “Membership Agreement”) to acquire General Extract. The Company acquired 100% of the membership interests of General Extract in exchange for 100% of the shares of Devco, a wholly owned subsidiary of the Company. The Company acquired all of the issued and outstanding membership interests, including business plans and access to contacts of General Extract.

The Company evaluated the acquisition of the purchased assets under ASC 805 and ASU 2017-01. Topic 805, Business Combinations (“ASU 2017-01”) and concluded that as substantially all of the fair value of the gross assets acquired is concentrated in an identifiable group of similar assets, the transaction did not meet the requirements to be accounted for as a business combination and therefore was accounted for as an asset acquisition. The purchase price of the General Extract assets are as follows:

Cash	$4,506
Research and development	477,585
Total assets acquired	$482,091

The acquired research and development asset was deemed to have no alternative future use, thus, pursuant to ASC 730, Research and Development was expensed on the acquisition date and included in the accompanying consolidated statements of operations for the three and nine months ended September 30, 2019 accordingly.

REDWOOD GREEN CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

6. Variable Interest Entities

     Pursuant to FASB ASC Section 810, Consolidation (“ASC 810”), the Company is required to include in its condensed consolidated financial statements, the financial statements of its VIEs. ASC 810 requires a VIE to be consolidated if that company is subject to a majority of the risk of loss for the VIE or is entitled to receive a majority of the VIE’s residual returns. VIEs are those entities in which a company, through contractual arrangements, bears the risk of, and enjoys the rewards normally associated with ownership of the entity, and therefore the company is the primary beneficiary of the entity.

     Under ASC 810, a reporting entity has a controlling financial interest in a VIE, and must consolidate that VIE, if the total equity investment at risk is not sufficient to permit the legal entity to finance its activities without additional subordinated financial support provided by any parties, including equity holders. The company consolidates CMI, as CMI did not receive capital contributions from its members that are sufficient to fund near-term, or long-term, anticipated expenditures of the Company. Additionally, there is not enough equity at risk to induce lenders or other investors to provide the funds necessary at market terms for the entity to conduct its activities. The Company is deemed the primary beneficiary of CMI. Accordingly, the results of CMI have been included in the accompanying condensed consolidated financial statements.

     The following assets and liabilities of CMI are included in the accompanying financial statements of the Company as of September 30, 2019:

     Assets and liabilities of the VIE

September 30
Description	2019
Current assets	$818,614
Non-current assets	750,000
Total assets	1,568,614

Current liabilities	386,127
Non-current liabilities	-
Total liabilities	386,127
Net assets	1,182,487

     Operating Results of the VIE

     Results from July 15, 2019 through September 30, 2019

REDWOOD GREEN CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)
For the period of July 15, 2019 through September 30,
Description	2019

Net Sales	$1,605,476
Cost of goods sold	981,890
Gross profit	$623,586

Operating expenses
Personnel costs	$112,028
Sales and marketing	164,629
General and administrative	77,375
Legal and professional fees	43,311
Depreciation and amortization	1,284
Bad debt recovery	(1,200)
Total operating expenses	$397,427
Income from operations	226,159

Other (expense)
Interest expense	(12,715)
Total other expenses	$(12,715)
Net income	$213,444

7. Discontinued Operations

     In April 2019, the Company began to reposition itself into the cannabis industry. On July 1, 2019, the Company disposed of its Colombian subsidiary, Devco, in exchange for its acquisition of 100% of the membership units of General Extract. Devco’s net assets primarily consisted of approximately 13 hectares of undeveloped land. The operations of the Colombian business and land were accounted for as discontinued operations through the date of divestiture.

     The accompanying condensed consolidated balance sheets include the following carrying amounts of assets and liabilities related to these discontinued operations:

	September 30,	July 1,	December 31,
	2019	2019*	2018
Assets
Cash	$-	$18,472	$9,351
Inventory	-	-	10,459
Prepaid expenses and advances	-	29,980	28,428
Current assets held for sale	-	48,452	48,238
Property and equipment, net	-	456,762	457,361
Total assets held for sale	-	505,214	505,599

Liabilities
Accounts payable and accrued liabilities	-	23,123	25,860
Total liabilities held for sale	-	23,123	25,860
Net assets	$-	$482,091	$479,739

*Date of Devco disposition

     The condensed consolidated statements of operations include the following operating results related to these discontinued operations:

REDWOOD GREEN CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Selling, marketing and administrative	$-	$31,287	$19,716	$58,796
Impairment loss	-	-	903	-
Interest expense	-	246	310	366
Net loss from discontinued operations, before taxes	-	(31,533)	(20,929)	(59,162)
Income taxes	-	-	1,350	-
Net loss from discontinued operations, net of tax	$-	$(31,533)	$(22,279)	$(59,162)

Foreign currency translation adjustments	-	(967)	(5,370)	(4,938)
Comprehensive loss from discontinued operations, net of tax	$-	$(32,500)	$(27,649)	$(64,100)

     The condensed consolidated statements of cash flows include non-cash impairment charges of $903 for the nine months ended September 30, 2019 and depreciation expense of $368 and $94 for the nine months ended September 30, 2019 and 2018, respectively, related to these discontinued operations.

REDWOOD GREEN CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

8. Property and Equipment, Net

     Property and equipment, net consisted of the following:

	September 30,	December 31,
	2019	2018
Leasehold improvements	$1,619,286	$-
Machinery and equipment	363,720	-
Furniture and fixtures	8,832	-
Construction in progress	37,155	-
	2,028,993	-
Less: Accumulated depreciation	(54,471)	-
	$1,974,522	$-

     Depreciation expense for the three and nine months ended September 30, 2019 was $54,471, of which $53,188 was absorbed into cost of goods sold.

9. Goodwill and Other Intangible Assets

     The Company recorded $5,855,749 in goodwill from CMI Transaction during the three and nine months ended September 30, 2019.

     The following table summarizes information relating to the Company’s identifiable intangible assets as of September 30, 2019:

	Gross	Accumulated	Carrying
	Amount	Amortization	Value
Amortized:
Customer relationships	$215,900	$(9,309)	$206,591
	215,900	(9,309)	206,591

Indefinite-lived:
Trademark/trade name	1,340,000	-	1,340,000
Developed manufacturing process	1,330,000	-	1,330,000
	$2,885,900	$(9,309)	$2,876,591

REDWOOD GREEN CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

     Amortization expense was $9,309 for the three and nine months ended September 30, 2019.

     Estimated aggregate amortization expense for intangible assets subject to amortization for each of the following five years is:

Year Ending December 31,
2019	$11,994
2020	35,983
2021	35,983
2022	35,983
2023	35,983
Thereafter	50,665
$206,591

10. Notes Payable, Related Party

     The following is a summary of notes payable, related parties:

				Outstanding as of
	Original	Origination		September 30,	December 31,
Type	Principal	Date	Interest Rate	2019	2018	Date Repaid
Notes payable*	$ 20,000	2/25/2014	25.0%	$ 308,300	$ -	n/a

     *Liability was assumed in the Holdco acquisition. The noteholder is a shareholder of the Company.

     The note payable is unsecured in regards to Company assets. The balance above includes accrued and unpaid interest of approximately $17,000. There is no stated maturity date, and therefore the note is due on demand.

     In August 2019, the Company issued 1,148,454 shares of common stock to settle $574,227 in notes payable assumed during the Holdco acquisition.

11. Stockholders’ Equity

     From June to August 2019, the Company completed a private placement for the sale of its common stock. The Company issued 14,325,005 shares of common stock for gross proceeds of $7,162,503, or $0.50 per share, minus equity issuance costs of $57,771.

     In July 2019, the Company issued 13,553,233 shares of common stock in connection with the CMI Transaction (refer to Note 4).

     During the nine months ended September 30, 2019, the Company issued 790,000 shares of common stock pursuant to advisory agreements. The fair value of $395,000 was included in legal and professional fees in the consolidated statements of operations.

     On February 22, 2018, the Company issued 4,000,000 post-split shares of common stock at $0.125 per share for cash proceeds of $500,000.

     On April 26, 2018, the Company effected a 2-1 forward stock split of the issued and outstanding shares of common stock. All share and per share information has been retroactively adjusted to reflect the forward stock split.

REDWOOD GREEN CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

     On August 3, 2018, the Company completed a non-brokered private placement and issued 2,880,000 post-split shares of common stock at $0.25 per share for aggregate gross proceeds of $720,000.

12. Income Taxes

     In accordance with ASC 740-270, the Company calculates the interim tax expense based on an annual effective tax rate (“AETR”). The AETR represents the Company’s estimated effective tax rate for the year based on full year projection of tax expense, divided by the projection of full year pretax book income/(loss), adjusted for discrete transactions occurring during the period. The annual effective tax rates for the nine months ended September 30, 2019 was (8.1%). The Company’s annual effective tax rate for the nine months ended September 30, 2019 is lower than the federal statutory tax rate of 21% primarily due to the disallowance of Company expenses due to Internal Revenue Code Section 280(E) coupled with the increase in future deductible tax differences not expected to be realized in future periods.

     For the period ending September 30, 2019, the Company has recorded a total income tax liability in the amount of $90,305. This number represents the actual pretax book income generated for the nine-month period ended September 30, 2019 multiplied by the AETR noted above.

13. Related Party Transactions

     During the quarter ended September 30, 2019, the Company repaid $7,972 to the previous Chief Financial Officer of the Company. During the nine months ended September 30, 2019, a member of management advanced $7,500 pertaining to legal fees owed by General Extract. The amount is unsecured, non-interest bearing and due on demand.

     Refer to Note 11 for details on the related party notes payable.

14. Commitments & Contingencies

     Legal Proceedings

     The Company is not a party to any litigation and as such does not have contingency reserves established for any litigation liabilities.

   Lease Commitments

     The Company determines if an arrangement is a lease at inception. This determination generally depends on whether the arrangement conveys to the Company the right to control the use of an explicitly or implicitly identified fixed asset for a period of time in exchange for consideration. Control of an underlying asset is conveyed to the Company if the Company obtains the rights to direct the use of and to obtain substantially all of the economic benefits from using the underlying asset. The Company has lease agreements which include lease and non-lease components, which the Company has elected to account for as a single lease component for all classes of underlying assets. Lease expense for variable lease components are recognized when the obligation is probable.

     Operating lease right of use (“ROU”) assets and lease liabilities are recognized at commencement date based on the present value of lease payments over the lease term. Operating lease payments are recognized as lease expense on a straight-line basis over the lease term. The Company primarily leases buildings (real estate) which are classified as operating leases. ASC 842 requires a lessee to discount its unpaid lease payments using the interest rate implicit in the lease or, if that rate cannot be readily determined, its incremental borrowing rate. As an implicit interest rate is not readily determinable in the Company's leases, the incremental borrowing rate is used based on the information available at commencement date in determining the present value of lease payments.

     The lease term for all of the Company's leases includes the non-cancellable period of the lease plus any additional periods covered by either a Company option to extend (or not to terminate) the lease that the Company is reasonably certain to exercise, or an option to extend (or not to terminate) the lease controlled by the lessor. Options for lease renewals have been excluded from the lease term (and lease liability) for the majority of the Company's leases as the reasonably certain threshold is not met.

     Lease payments included in the measurement of the lease liability are comprised of fixed payments, variable payments that depend on index or rate, and amounts probable to be payable under the exercise of the Company option to purchase the underlying asset if reasonably certain.

     Variable lease payments not dependent on a rate or index associated with the Company's leases are recognized when the event, activity, or circumstance in the lease agreement on which those payments are assessed as probable. Variable lease payments are presented as operating expenses in the Company's income statement in the same line item as expense arising from fixed lease payments. As of and during the three months ended September 30, 2019, management determined that there were no variable lease costs.

REDWOOD GREEN CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

     Operating Leases

     In April 2016, the Company amended a lease with an unrelated third party for its Englewood retail location. The lease expires in March 2021 and lease payments increase approximately 5% of base rent annually.

     In May 2017, the Company amended a lease with an unrelated third party as the space for its production facility. The lease expires in April 2022 and lease payments increase approximately 6% of base rent annually.

     In April 2017, the Company amended a lease with an unrelated third party for its Lakewood retail location. The lease expires in March 2022 and lease payments increase approximately 4% of base rent annually.

     Future minimum lease commitments under operating leases as of September 30, 2019 are as follows:

Year Ending December 31,
2019 (fourth quarter)	$151,374
2020	627,132
2021	638,586
2022	218,168
Total undisclosed operating lease payments	1,635,260
Less: imputed interest	(289,839)
Present Value of operating lease liability	$1,345,421

Weighted-average remaining lease term (years)	2.17
Weighted-average remaining discount rate	15%

     There are no other leases that meet the reporting standards of ASC 842 as the Company does not have any other leases with a term exceeding twelve months. Other lease payments not accounted for under ASC 842 total approximately $25,000 for the three and nine months ended September 30, 2019.

     An initial ROU asset of $1,411,461 was recognized upon the Holdco acquisition. The Company adopted ASC 842 January 1, 2019, but had no reportable operating leases at that point in time. The ROU asset was reduced by approximately $66,000 for the period from the acquisition to September 30, 2019. Cash paid for amounts included in the present value of operating lease liabilities was approximately $66,000 for the period from the acquisition to September 30, 2019 and is included in operating cash flows. Operating lease cost was approximately $101,000 for the period from the acquisition to September 30, 2019.

     The Company does not have any leases that have not yet commenced which are significant.

15. Subsequent Events

     The Company’s management evaluated subsequent events through the time of the filing of this report on Form 10-Q. The Company’s management is not aware of any significant events that occurred subsequent to the balance sheet date but prior to the filing of this report that would have a material impact on its financial statements.

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

As used in this quarterly report and unless otherwise indicated, the terms “we”, “us”, “our” and “our company” mean Redwood Green Corp., a company incorporated under the laws of the state of Nevada, and our current wholly owned subsidiaries, Good Holdco, LLC, Good IPCo, LLC and General Extract, LLC, unless otherwise indicated.

General Overview

We were incorporated under the laws of the state of Nevada on May 10, 2011. Our fiscal year end is December 31. Our business offices are currently located at 866 Navajo St, Denver, CO 80204. The address of agent for service in Nevada and registered corporate office is InCorp Services, Inc., 36 South 18th Avenue, Suite D, Brighton, CO 80601. Our telephone number is 303-416-7208.

In April 2018 we effected a forward stock split of our authorized and issued and outstanding shares of common stock on a one (1) old for two (2) new basis. Upon effect of the forward split, our authorized capital increased from 250,000,000 shares of common stock to 500,000,000 shares of common stock and correspondingly, our issued and outstanding shares of common stock increased from 34,760,008 to 73,520,016 shares of common stock, all with a par value of $0.001. Certificate of Change and Articles of Merger to effect the forward split and the merger and change of name to First Colombia Development Corp. were filed with the Nevada Secretary of State on April 12, 2018, with an effective date of April 26, 2018. The name change and stock split were subsequently reviewed and approved by the Financial Industry Regulatory Authority (FINRA) with an effective date of April 26, 2018. Effective September 18, 2019, we changed our name to Redwood Green Corp.

Our Current Business

     AFC Building Technologies Inc. was incorporated under the laws of the State of Nevada on May 10, 2011. Effective April 26, 2018, the Company changed its name from AFC Building Technologies Inc. to First Colombia Development Corp (“FCDC”) effective September 18, 2019. Subsequently, FCDC changed its name to Redwood Green Corp, (“Redwood” or the “Company”). The Company operates as one segment from its corporate headquarters located in Denver, Colorado.

     On May 10, 2018, the Company acquired all the issued and outstanding share capital of First Colombia Devco S.A.S. (“Devco”) a Colombian company, and began to establish various business ventures in Colombia in the agriculture and real estate development, tourism, and infrastructure sectors before commencing to phase them out in April 2019.

     On July 1, 2019, the Company acquired 100% of the membership interests in General Extract, LLC (“General Extract” or the “Seller”), a Colorado limited liability company. General Extract was founded in 2015 as an importer, distributor, broker and postprocessor of hemp and hemp derivatives. The Company acquired all of the issued and outstanding membership interests, including business plans and access to contacts. In consideration of the sale and transfer of the membership interests, the Company delivered 299,170 shares of First Colomia Devco.

     On July 15, 2019, the Company, through its wholly owned subsidiary Good Acquisition Co., entered into a Membership Interest Purchase Agreement to acquire cannabis brands and other assets of Critical Mass Industries LLC DBA Good Meds (“CMI”), a Colorado limited liability company. CMI is licensed by the Marijuana Enforcement Division of Colorado Department of Revenue to produce cannabis and cannabis products under its six licenses. These licenses allow for cultivation, manufacturing of infused products and retail distribution. At the time, Colorado law prohibited public companies, including the Company, from owning cannabis licenses. Therefore, CMI spun off assets acquired by the Company, into two new entities, Good Holdco, LLC (“Holdco”) and Good IPCo, LLC (“IPCo). Under the terms of the Membership Interest Purchase Agreement, CMI retained the cannabis license, inventory and accounts receivable (the ”Cannabis License Assets”) and will continue to operate the cannabis business related to the brands under certain agreements entered into with from the Company, which requires that CMI pay royalties and related fees until Colorado law will permit public ownership of cannabis licenses. In consideration for the transfer of the acquired assets, the Company delivered 13,553,233 shares of the Company common stock, in addition to $1,999,770 in cash to CMI. An additional 1,500,000 shares of Redwood common stock were held and retained by the Company until the Cannabis License Assets can be purchased.

Cash Requirements

Based on our current planned expenditures, we will require approximately $2,000,000 over the next 12 months. In order to provide funds, on August 5, 2019, we completed the non-brokered private placement we previously announced in which we received gross proceeds of $7,162,503. Should we require more funds and are unable to achieve the necessary additional financing, then we plan to reduce the amounts that we spend on our business activities and administrative expenses in order to be within the amount of capital resources that are available to us.

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

Results of Operations

The following summary of our results of operations should be read in conjunction with our financial statements for the three and nine months ended September 30, 2019, which are included herein.

Three Months Ended September 30, 2019 and September 30, 2018

Our operating results for the three months ended September 30, 2019 and September 30, 2018 are summarized as follows:

	Three Months Ended
	September 30,
	2019	2018
Net sales	$1,605,476	$-
Cost of goods sold	981,890	-
Gross profit	623,586	-
Operating expenses:
Personnel costs	407,532	-
Sales and marketing	169,854	-
General and administrative	2,844	125,772
Legal and professional fees	751,675	-
Depreciation and amortization	10,593	-
Research and development	477,585
Total operating expenses	1,820,083	125,772
Income (loss) from operations	(1,196,497)	(125,772)

Other income (expense):
Interest expense	(12,715)	-
Gain (loss) on foreign exchange	-	(128)
Total other expenses	(12,715)	(128)
Net loss from continuing operations, before taxes	(1,209,212)	(125,900)
Income taxes	(90,305)	-
Net loss from continuing operations	(1,299,517)	(125,900)
Net income (loss) from discontinued operations, net of tax	-	(31,533)
Net loss	$(1,299,517)	$(157,433)

Comprehensive income (loss) from discontinued operations	-	(967)
Comprehensive loss	$(1,299,517)	$(158,400)

Net Sales and Cost of Goods Sold

Our revenues were $1,605,476 and our cost of goods sold were $981,890, resulting in a gross profit of $623,586. This was attributable to the CMI Transaction, as the entire balance of revenue is attributable to CMI. The Company is the primary beneficiary of CMI and reports revenues from CMI on our condensed consolidated financial statements. We had no revenues and did not engage in any sales activities during the three- month period ended September 30, 2018.

Operating Expenses

Total operating expenses were $1,820,083 for the three months ended September 30, 2019 as compared to $125,772 for the three months ended September 30, 2018. The increase was primarily due to an increase in consulting fees, legal costs, travel and other administrative expenses driven by increased management oversight at the parent company level due to the planned shift in operations. The increase was also attributable to personnel, marketing and administrative costs associated with the CMI Transaction. Additionally, the increase was due to $477,585 of research and development expense associated with the asset acquisition of General Extract. It was determined the assets acquired had no future alternative use to the Company and were immediately expensed on the acquisition date. Comparatively, research and development costs under operating expenses were $0 for the three months ending September 30, 2018.

Net Loss

Net loss was $1,299,517 for the three months ended September 30, 2019 as compared to $157,433 for the three months ended September 30, 2018. Net loss increased primarily due to our increase in operating expenses, partially offset by the gross profit attributable to the CMI Transaction.

Nine Months Ended September 30, 2019 and September 30, 2018

Our operating results for the nine months ended September 30, 2019 and September 30, 2018 are summarized as follows:

	Nine Months Ended
	September 30,
	2019	2018
Net sales	$1,605,476	$-
Cost of goods sold	981,890	-
Gross profit	623,586	-

Operating expenses:
Personnel costs	407,532	-
Sales and marketing	169,854	-
General and administrative	272,705	195,428
Legal and professional fees	751,674	-
Depreciation and amortization	10,593	-
Research and development	477,585
Total operating expenses	2,089,943	195,428
Income (loss) from operations	(1,466,357)	(195,428)

Other income (expense):
Interest expense	(12,715)	(38,872)
Gain (loss) on foreign exchange	(430)	347
Total other expenses	(13,145)	(38,525)
Net loss from continuing operations, before taxes	(1,479,502)	(233,953)
Income taxes	(90,305)	-
Net loss from continuing operations	(1,569,807)	(233,953)
Net income (loss) from discontinued operations, net of tax	(22,279)	(59,162)
Net loss	$(1,592,086)	$(293,115)

Comprehensive income (loss) from discontinued operations	(5,370)	(4,938)
Comprehensive loss	$(1,597,456)	$(298,053)

Net Sales and Cost of Goods Sold

Our revenues were $1,605,476 and our cost of goods sold were $981,890, resulting in a gross profit of $623,586. This was attributable to the CMI Transaction, as the entire balance of revenue is attributable to CMI. The Company is the primary beneficiary of CMI and reports revenues from CMI on our condensed consolidated financial statements. We had no revenues and did not engage in any sales activities during the nine- month period ended September 30, 2018.

Operating Expenses

Total operating expenses were $2,089,943 for the nine months ended September 30, 2019 as compared to $195,428 for the nine months ended September 30, 2018. The increase was primarily due to an increase in consulting fees, legal costs, travel and other administrative expenses driven by increased management oversight at the parent company level due to the planned shift in operations. The increase was also attributable to personnel, marketing and administrative costs associated with the CMI Transaction. Additionally, the increase was due to $477,585 of research and development expense associated with the asset acquisition of General Extract. It was determined the assets acquired had no future alternative use to the Company and were immediately expensed on the acquisition date. Comparatively, research and development costs under operating expenses were $0 for the nine months ending September 30, 2018.

Net Loss

Net loss was $1,584,635 for the nine months ended September 30, 2019 as compared to $293,115 for the nine months ended September 30, 2018. Net loss increased primarily due to our increase in operating expenses, partially offset by the gross profit attributable to the CMI Transaction.

Liquidity and Financial Condition

Working Capital

	September 30,	December 31,
	2019	2018
Current assets	$4,846,552	$246,200
Current liabilities	926,613	57,029
Working capital	$3,919,940	$189,171

As of September 30, 2019, we had current assets of $4,846,552 (consisting of cash of $4,702,901, and $143,651 of prepaid expenses), current liabilities of $926,162 (including accounts payable, taxes payable, right of use liabilities, and notes payable, related parties), and working capital of $3,919,940.

As of December 31, 2018, we had current assets of $246,200 (including reclassified current assets held for sale of $48,238), current liabilities of $57,029 (including reclassified current liabilities held for sale of $25,860), and working capital of $189,171.

The increase in working capital is primarily due to proceeds from our sale of common stock, and common stock subscribed, in June – August 2019. Both current assets and current liabilities also increased due to the assets acquired and liabilities assumed from the CMI transaction and the consolidation of VIE.

Cash Flows

	Nine Months Ended
	September 30,
	2019	2018
Net cash used in operating activities	$(607,022)	$(349,201)
Net cash used in investing activities	(1,898,208)	(554,748)
Net cash provided by financing activities	7,004,732	1,220,000

Operating Activities

Net cash used in operating activities was $607,022 during the nine months ended September 30, 2019, primarily due to our net loss of $1,584,635, partially offset by non-cash operating activities of $962,487.

Net cash used in operating activities was $349,201 during the nine months ended September 30, 2018, primarily due to our net loss of $293,115 and an increase in accounts payable of $53,459.

Investing Activities

Net cash used in operating activities was $1,898,208 during the nine months ended September 30, 2019. This was primarily due to cash paid for our acquisitions, less cash acquired, of $1,858,610, as well as purchases of property and equipment of $43,258

Net cash used in operating activities was $554,748 during the nine months ended September 30, 2018 due to cash paid pertaining to our discontinued operations, our Colombian subsidiary.

Financing Activities

Net cash provided by financing activities was $7,004,732 during the nine months ended September 30, 2019, due to net proceeds received from the sale of our common stock pursuant to private placements from June through August 2019, partially offset by repayments of notes payable of $100,000.

Net cash provided by financing activities was $1,220,000 during the nine months ended September 30, 2018, due to net proceeds received from the sale of our common stock pursuant to private placements.

Going Concern

As of September 30, 2019, we had an accumulated deficit of $2,453,209. During the nine months ended September 30, 2019, we incurred a net loss of $1,592,086 and used $607,022 of net cash in operating activities. We expect to continue to generate operating losses for the foreseeable future. As of September 30, 2019, we had cash of $4,702,901.

Based on our current operating plan, we expect that our cash will not be sufficient to fund the Company’s operating expenses and debt service requirements for 12 months from the issuance date of these interim condensed consolidated financial statements. Based on this, we have determined there is substantial doubt about our ability to continue as a going concern. The future viability of the Company is dependent on our ability to raise additional capital to finance its operations. Although we have been successful in raising capital in the past, there is no assurance that we will be successful in obtaining such additional financing on terms acceptable to the Company, if at all.

Critical Accounting Policies

These financial statements and related notes are expressed in US dollars. The condensed consolidated financial statements include the accounts of the Company and its subsidiaries in which a controlling voting interest is maintained or variable interest entities ("VIEs") in which the Company has determined it is the primary beneficiary. All inter-company accounts and transactions have been eliminated. The Company’s fiscal year-end is December 31. Management has determined the following are critical accounting policies:

Fair Value Measurements

     Certain assets and liabilities of the Company are carried at fair value under GAAP. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. Financial assets and liabilities carried at fair value are to be classified and disclosed in one of the following three levels of the fair value hierarchy, of which the first two are considered observable and the last is considered unobservable:

•	Level 1—Quoted prices in active markets for identical assets or liabilities.

•

Level 2—Observable inputs (other than Level 1 quoted prices), such as quoted prices in active markets for similar assets or liabilities, quoted prices in markets that are not active for identical or similar assets or liabilities, or other inputs that are observable or can be corroborated by observable market data.

•

Level 3—Unobservable inputs that are supported by little or no market activity that are significant to determining the fair value of the assets or liabilities, including pricing models, discounted cash flow methodologies and similar techniques.

     The carrying values reported in the consolidated balance sheets for cash, accounts receivable, accounts payable and notes payable approximate fair values because of the immediate or short-term maturities of these financial instruments. There were no other assets or liabilities that require fair value to be recalculated on a recurring basis.

Cost of Goods Sold

     Cost of goods sold includes the costs directly attributable to production of inventory such as cultivation costs, extraction costs, packaging costs, security, and allocated overhead. Overhead expenses include allocations of rent, administrative salaries, utilities, and related costs.

Goodwill and Intangible Assets

     Goodwill represents the excess of the purchase price of an acquired entity over the fair value of identifiable tangible and intangible assets acquired and liabilities assumed in a business combination.

     Intangible assets are established with business combinations and VIE consolidation and consist of trade names, customer relationships, developed manufacturing process and cannabis licenses. Intangible assets with finite lives are recorded at their estimated fair value at the date of acquisition and are amortized over their estimated useful lives using the straight-line method. The estimated useful lives of intangible assets are as follows:

Estimated Useful Life
Customer relationships	7 years
Trademark/trade name	Indefinite
Developed manufacturing process	Indefinite

Impairment of Long-Lived Assets and Indefinite-Lived Intangible Assets

     The Company reviews its long-lived assets (property and equipment and amortizable intangible assets) for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. If the sum of the expected cash flows, undiscounted, is less than the carrying amount of the asset, an impairment loss is recognized as the amount by which the carrying amount of the asset exceeds its fair value.

     Goodwill

     Goodwill and identifiable intangible assets that have indefinite useful lives are not amortized, but instead are tested annually at December 31 for impairment and upon the occurrence of certain events or substantive changes in circumstances.

     The annual goodwill impairment test allows for the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. An entity may choose to perform the qualitative assessment on none, some or all of its reporting units or an entity may bypass the qualitative assessment for any reporting unit and proceed directly to step one of the quantitative impairment test. If it is determined, on the basis of qualitative factors, that the fair value of a reporting unit is, more likely than not, less than its carrying value, the quantitative impairment test is required. The quantitative impairment test calculates any goodwill impairment as the difference between the carrying amount of a reporting unit and its fair value, but not to exceed the carrying amount of goodwill.

     Indefinite-Lived Intangible Assets

     Indefinite-lived intangible assets established in connection with business combinations consist of trademarks and developed manufacturing processes. The impairment test for identifiable indefinite-lived intangible assets consists of a comparison of the estimated fair value of the intangible asset with its carrying value. If the carrying value exceeds its fair value, an impairment loss is recognized in an amount equal to that excess.

     At September 30, 2019, management believes that based upon qualitative factors, no impairment of goodwill or indefinite-lived intangible assets is necessary.

Business Combinations

     The Company accounts for acquisitions in which it obtains control of one or more businesses as a business combination. The purchase price of the acquired businesses is allocated to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values at the acquisition date. The excess of the purchase price over those fair values is recognized as goodwill. During the measurement period, which may be up to one year from the acquisition date, the Company may record adjustments, in the period in which they are determined, to the assets acquired and liabilities assumed with the corresponding offset to goodwill. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recognized in the consolidated statements of operations.

     Accounting for Acquisitions

     In accordance with the guidance for business combinations, the Company determines whether a transaction or other event is a business combination, which requires that the assets acquired, and liabilities assumed constitute a business. Each business combination is then accounted for by applying the acquisition method. If the assets acquired are not a business, the Company accounts for the transaction or other event as an asset acquisition. Under both methods, the Company recognizes the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquired entity. In addition, for transactions that are business combinations, the Company evaluates the existence of goodwill or a gain from a bargain purchase.

     Stock-Based Compensation

     The Company may issue shares of common stock to consultants for services performed. The Company records an expense in the consolidated statements of operations utilizing the fair value of the Company’s common stock during the period the services are performed.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

Our management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by our Company in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Pursuant to Rule 13a-15(b) under the Exchange Act, our Company carried out an evaluation with the participation of our Company’s management, including our Company’s Chief Executive Officer (“CEO”) and our Company’s Chief Financial Officer (“CFO”), of the effectiveness of our Company’s disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2019. Based upon that evaluation, our Company’s CEO and CFO concluded that our Company’s disclosure controls and procedures were not effective as of September 30, 2019 due to the existence of the following significant deficiencies, which in combination, result in a material weakness:

We did not maintain adequately designed internal control over the preparation and oversight of:

Month-end and period-end financial close processes.

Non-routine or complex transactions.

The adoption of new accounting standards.

The preparation of the financial statements and notes included in the Form 10-Q filing.

The weaknesses above resulted in the delinquent filing of this report.

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

Changes in Internal Control over Financial Reporting

Due to the CMI Transaction, there were changes in internal controls including new transaction cycles such as revenue, inventory, accounts payable, payroll, financial close and information technology. Some internal controls are in place for the acquired entities and the Company intends to strengthen further.

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

Item 1A. Risk Factors

Our results of operations might be affected by adverse publicity related to vaping.

Recent notices from the Centers for Disease Control and the Food and Drug Administration as well as news reports have cautioned persons to avoid e-cigarettes and vaping cartridges due to reported deaths and illness related to these products. The CDC has preliminarily concluded that these deaths and illnesses related to the addition of vitamin E acetate to the cartridges. While none of Good Meds cartridges are prepared with vitamin E acetate, publicity associated with possible health risks of vaping products may have an adverse effect on our operating results as sales of vaping cartridges reflect a significant percentage of our sales in the Good Meds business.

Refer to our Form 10-K and public filings for our other risk factors, including our Form 8-K filed on September 4, 2019 discussing all cannabis related risk factors.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

Exhibit	Description
Number

31.1*	Section 302 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer.
31.2*	Section 302 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer and Principal Accounting Officer.

(31)	Section 1350 Certifications
32.1*	Section 906 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer.
32.2*	Section 906 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer and Principal Accounting Officer.

(101)*	Interactive Data Files
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

REDWOOD GREEN CORP.
(Registrant)

Dated: February 14, 2020

/s/Christopher Hansen
Christopher A Hansen
President, Chief Executive Officer, and Director
(Principal Executive Officer)

Dated: February 14, 2020

/s/Philip Mullin
Philip Mullin
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)