Form 10-K
period 2019-12-31
Redwood Green Corp.
filed 2020-04-03
CIK 1533030

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-56155

REDWOOD GREEN CORP.

(Exact name of registrant as specified in its charter)

Nevada	82-5051728
(State of incorporation)	(IRS Employer Identification No.)

866 Navajo St, Denver, CO	80204
(Address of principal executive offices)	(Zip Code)

303-416-7208

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Trading Name of each exchange on which registered	Symbols
Common Stock, par value $0.001	OTCPK Market	RDGC

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, par value $0.001 per share

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐   No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s)), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☐
Non-Accelerated filer	☐	Smaller reporting company	☒
		Emerging growth Company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

As of June 30, 2019, the last business day of the registrant’s last completed second quarter, the aggregate market value of the common stock held by non-affiliates of the registrant was approximately $49,260,431 based on the closing price of the registrant’s common stock, on June 30, 2019, as reported by OTC Markets, Inc. For the purposes of this disclosure, shares of common stock held by each executive officer, director and stockholder known by the registrant to be affiliated with such individuals based on public filings and other information known to the registrant have been excluded since such persons may be deemed affiliates. This determination of affiliate status for the purpose is not necessarily a conclusive determination for other purposes.

As of April 2, 2020, the registrant had 107,992,257 shares of its common stock, par value $0.001 per share, outstanding.

i

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (this “Report”) contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements discuss matters that are not historical facts. Because they discuss future events or conditions, forward-looking statements may include words such as “anticipate,” “believe,” “estimate,” “intend,” “could,” “should,” “would,” “may,” “seek,” “plan,” “might,” “will,” “expect,” “predict,” “project,” “forecast,” “potential,” “continue”, and negatives thereof or similar expressions. These forward-looking statements are found at various places throughout this Report and include information concerning possible or assumed future results of our operations; business strategies; future cash flows; financing plans; plans and objectives of management; any other statements regarding future operations, future cash needs, business plans and future financial results, and any other statements that are not historical facts.

Forward-looking statements include, among others, risks relating to U.S. federal regulation, the variation in state regulation, risks relating to U.S. regulatory landscape and enforcement related to cannabis, including political risks; risks relating to anti-money laundering laws and regulation; risks relating to changes in cannabis laws and regulatory uncertainty; risks relating to legal, regulatory or political change; risks relating to the market price and volatility of the cannabis sector; risks relating to the internal controls of the Company and dilution; risks relating to the global economic condition; risks relating to the value of the common stock; tax and insurance related risks; risks relating to the limited operating history of the Company and the reliance on the expertise and judgment of senior management of the Company; risks relating to competition; risks relating to the difficulty in recruiting and retaining management and key personnel and managing growth; risks relating to the unreliability of forecasts; risks relating to the inability to innovate and find efficiencies; website and operational risks; risks relating to the reliance on third-party suppliers, manufacturers and contractors; risks relating to revenue shortfalls; risks relating to the ability to obtain the necessary permits and authorizations; risks relating to potential conflicts of interest; risks related to proprietary intellectual property and potential infringement by third parties; risks relating to the lack of U.S. bankruptcy protection, currency fluctuations and lack of earnings and dividend record; risks relating to anti-money laundering laws and regulation; risks relating to civil asset forfeiture; risks relating to the heightened scrutiny of investments in the U.S.; risks relating to the ability and constraints on marketing products; risks relating to the settlements of trades, access to banks and legality of contracts; risks relating to the unfavorable tax treatment of cannabis businesses in the U.S. and the classification of the Company for U.S. tax purposes; risks relating to the public opinion, consumer acceptance and perception of the cannabis industry; security risks; risks relating to litigation; risks inherent in an agricultural business; risks relating to the Company’s reliance on licenses; risks relating to product liability and product recall; risks relating to regulatory or agency proceedings, investigations and audits; risks relating to the newly established legal regimes; and general economic risks as well as those risk factors discussed under “Risk Factors” below.

We operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for us to predict all of those risks, nor can we assess the impact of all of those risks on our business or the extent to which any factor may cause actual results to differ materially from those contained in any forward-looking statement. The forward-looking statements in this Annual Report on Form 10-K are based on assumptions management believes are reasonable. However, due to the uncertainties associated with forward-looking statements, you should not place undue reliance on any forward-looking statements. Further, forward-looking statements speak only as of the date they are made, and unless required by law, we expressly disclaim any obligation or undertaking to publicly update any of them in light of new information, future events, or otherwise.

From time to time, forward-looking statements also are included in our other periodic reports on Forms 10-Q and 8-K, in our press releases, in our presentations, on our website and in other materials released to the public. Any or all of the forward-looking statements included in this Report and in any other reports or public statements made by us are not guarantees of future performance and may turn out to be inaccurate. These forward-looking statements represent our intentions, plans, expectations, assumptions and beliefs about future events and are subject to risks, uncertainties and other factors. Many of those factors are outside of our control and could cause actual results to differ materially from the results expressed or implied by those forward-looking statements. In light of these risks, uncertainties and assumptions, the events described in the forward-looking statements might not occur or might occur to a different extent or at a different time than we have described. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Report. All subsequent written and oral forward-looking statements concerning other matters addressed in this Report and attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this Report.

We assume no obligation to revise or publicly release the results of any revision to these forward-looking statements, except as required by law. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

Unless expressly indicated or the context requires otherwise, the terms “Redwood Green,” the “Company,” “we,” “us,” and “our” refer to Redwood Green Corp., a Nevada corporation, and, where appropriate, its wholly owned subsidiaries.

ii

PART I

ITEM 1.	BUSINESS

Company History

Redwood Green Corp (“Redwood Green” or the “Company”) began as Auto Tool Technologies Inc., which was incorporated under the laws of the State of Nevada on May 10, 2011. The Company’s name was changed to AFC Building Technologies Inc. effective January 10, 2014. Effective April 26, 2018, the Company changed its name to First Colombia Development Corp. Subsequently, effective October 14, 2019, the Company changed its name to Redwood Green Corp. The Company operates from its corporate headquarters located in Denver, Colorado.

In April 2018 the Company effected a forward stock split of our authorized and issued and outstanding shares of common stock on a one (1) old for two (2) new basis. Upon effect of the forward split, authorized capital increased from 250,000,000 shares of common stock to 500,000,000 shares of common stock and correspondingly, the issued and outstanding shares of common stock increased from 34,760,008 to 73,520,016 shares of common stock, all with a par value of $0.001. The stock split was subsequently reviewed and approved by the Financial Industry Regulatory Authority (FINRA) on April 26, 2018.

On May 10, 2018, the Company acquired all the issued and outstanding share capital of First Colombia Devco S.A.S. (“Devco”) a Colombian company, and began to establish various business ventures in Colombia in the agriculture and real estate development, tourism, and infrastructure sectors before commencing to phase them out in April 2019.

On July 1, 2019, the Company acquired 100% of the membership interests in General Extract, LLC (“General Extract”), a Colorado limited liability company. General Extract was founded in 2015 as an importer, distributor, broker and postprocessor of hemp and hemp derivatives. The Company acquired all of the issued and outstanding membership interests, including business plans and access to contacts. In consideration of the sale and transfer of the membership interests, the Company delivered 299,170 shares, representing 100% of the ownership of First Colombia Devco.

On July 15, 2019, the Company, through its wholly owned subsidiary Good Acquisition Co., entered into a Membership Interest Purchase Agreement to acquire cannabis brands and other assets of Critical Mass Industries, LLC DBA Good Meds (“CMI”), a Colorado limited liability company (“CMI Transaction”). CMI is licensed by the Marijuana Enforcement Division of Colorado Department of Revenue to produce cannabis and cannabis products under its six licenses. These licenses allow for cultivation, manufacturing of infused products and retail distribution. At the time, Colorado law prohibited public companies, including the Company, from owning cannabis licenses. Therefore, CMI spun off assets acquired by the Company, into two new entities, Good Holdco, LLC and Good IPCo, LLC. Under the terms of the Membership Interest Purchase Agreement, CMI retained the cannabis licenses, inventory and accounts receivable and will continue to operate the cannabis business related to these assets under the agreements entered into with Redwood Green. In consideration for the transfer of the acquired assets, the Company delivered 13,553,233 shares of the Company common stock, in addition to $1,999,770 in cash paid to CMI. Effective in 2020, public companies are permitted to own cannabis licenses in Colorado, and the Company is in the process of acquiring the remaining assets of CMI in exchange for 1,500,000 shares of Common Stock of the Company.

Our business portfolio includes the accounts of General Extract, which is controlled by the Company through its 100% ownership interest, and CMI, a variable interest entity (“VIE”) for which the Company is deemed to be the primary beneficiary.

As the Company announced on February 26, 2020, the Company is in the process of refining its going forward strategy, including building on its Good Meds business and pursuing strategic acquisitions and partnerships.  In that connection, the Company has retained a top-three global consulting firm to assist the Board and Management in this process.  Additional details will be announced in due course.  There can be no assurance that the Company will be successful in pursuing its strategy.

Overview

Redwood Green Corp. operates a network of medical marijuana dispensaries and related businesses in the United States, where legally permitted, with a focus on both THC-dominant and CBD-dominant cannabis manufacturing, distribution and sales. Our mission is to deliver high-quality, safe, sustainable, innovative, and accessible cannabis products which support individual well-being.

Good Meds, based in Denver, CO, operates in a 90,000-square-foot cultivation and processing facility. Good Meds also owns and operates two medical cannabis dispensaries located in Lakewood, CO and Englewood CO. The business has been in operation since 2009. The Denver facility produces cannabis for sale as dry flower and biomass input for processing into Marijuana-Infused Products (“MIP”), such as live resin, wax and shatter. On average, this facility harvests 2,100 plants per month, representing multiple strains for both for medical use and recreational use. The MIP lab, housed in the Denver facility, currently conducts 160 production runs per month, averaging 6.6 kilograms of concentrate product. Dry flower and concentrate products are sold in our dispensaries under the Good Meds and BOSM brands, respectively. These products are supplemented by third party suppliers to increase variety available to our customers. Excess concentrate inventory and recreational flower is sold to wholesale customers across the state of Colorado.

Employees

As of December 31, 2019, we employed 64 full-time employees and 1 part-time employee. We believe that the employer-employee relationships in our Company are positive. We have no labor union contracts.

 Marijuana Industry Overview

Marijuana cultivation refers to the planting, tending, improving and harvesting of the flowering plant Cannabis, primarily for the production and consumption of cannabis flowers, often referred to as “buds.” The cultivation techniques for marijuana cultivation differ for other purposes such as hemp production and generally references to marijuana cultivation and production do not include hemp.

Cannabis belongs to the genus Cannabis in the family Cannabaceae and for the purposes of production and consumption, includes three species, C. sativa (“Sativa”), C. indica (“Indica”) and C. ruderalis (“Ruderalis”). Sativa and Indica generally grow tall with some varieties reaching approximately four meters. The females produce flowers rich in tetrahydrocannabinol (“THC”). Ruderalis is a short plant and produces trace amounts of THC but is very rich in cannabidiol (“CBD”), which is an antagonist (inhibits the physiological action) to THC.

As of December 2019, there are a total of 33 states, plus the District of Columbia, with legislation passed as it relates to medicinal cannabis. Of these states, 11 have decriminalized adult use cannabis. These state laws are in direct conflict with the United States Federal Controlled Substances Act (21 U.S.C. § 811) (“CSA”), which places controlled substances, including cannabis, in a schedule. Cannabis is classified as a Schedule I drug, which is defined as having a high potential for abuse, has no currently-accepted use for medical treatment in the U.S., and lacks acceptable safety for use under medical supervision.

These 33 states, and the District of Columbia, have adopted laws that exempt patients who use medicinal cannabis under a physician’s supervision from state criminal penalties. These are collectively referred to as the states that have de-criminalized medicinal cannabis, although there is a subtle difference between de-criminalization and legalization, and each state’s laws are different.

The states that have legalized medicinal cannabis are as follows (in alphabetical order):

1.	Alaska	12.	Maine	23.	New York
2.	Arizona	13.	Maryland	24.	North Dakota
3.	Arkansas	14.	Massachusetts	25.	Ohio
4.	California	15.	Michigan	26.	Oklahoma
5.	Colorado	16.	Minnesota	27.	Oregon
6.	Connecticut	17.	Missouri	28.	Pennsylvania
7.	Delaware	18.	Montana	29.	Rhode Island
8.	Florida	19.	Nevada	30.	Utah
9.	Hawaii	20.	New Hampshire	31.	Vermont
10.	Illinois	21.	New Jersey	32.	Washington
11.	Louisiana	22.	New Mexico	33.	West Virginia

Decriminalization is generally defined as the removal of all criminal penalties for the private possession and use of cannabis by adults, including cultivation for personal use and casual, nonprofit transfers of small amounts. Legalization is generally defined as the development of a legally controlled market for cannabis, where consumers purchase from a safe, legal, and regulated source.

The dichotomy between federal and state laws has limited the access to banking and other financial services by marijuana businesses. The U.S. Department of Justice and the U.S. Department of the Treasury have issued guidance for banks considering conducting business with marijuana-related businesses in states where those businesses are legal, pursuant to which banks must file a Marijuana Limited Suspicious Activity Report that states the marijuana business is following the government’s guidelines with regard to revenue that is generated exclusively from legal sales. However, as banks can still face prosecution if they provide financial services to marijuana businesses, there is widespread refusal of the banking industry to offer banking services to marijuana businesses operating legally within state and local laws.

Colorado has approved marijuana use for adults over the age of 18 (and minors with parental consent) with a physician’s recommendation (“medical use”) and for adults over the age of 21 without a physician’s recommendation (“adult use”), and has permitted the cultivation and sale of marijuana, in each case subject to certain limitations. CMI has obtained the necessary permits and licenses to cultivate and distribute marijuana for medical use in compliance with the laws in the State of Colorado. Despite the changes in state laws, marijuana remains illegal under federal law.

The U.S. Department of Justice (the “DOJ”) has not historically devoted resources to prosecuting individuals whose conduct is limited to possession of small amounts of marijuana for use on private property but has relied on state and local law enforcement to address marijuana activity. In the event the DOJ reverses its stated policy and begins strict enforcement of the CSA in states that have laws legalizing medical marijuana and recreational marijuana in small amounts, there may be a direct and adverse impact to our business and our revenue and profits.

We are monitoring the positions of the Trump administration, the DOJ and Congress on federal marijuana law and policy. Since the start of the new Congress in January 2019, there have been positive discussions about the Federal Government’s approach to cannabis. The DOJ has not signaled any change in their enforcement efforts. Based on public statements and reports, we understand that certain aspects of those laws and policies are currently under review, but no official changes have been announced. It is possible that certain changes to existing laws or policies could have a negative effect on our business and results of operations.

Although the possession, cultivation and distribution of marijuana for medical and adult use is permitted in Colorado, provided compliance with applicable state and local laws, rules, and regulations, marijuana is illegal under federal law. We believe we operate our business in compliance with applicable Colorado laws and regulations. Any changes in federal, state or local law enforcement regarding marijuana may affect our ability to operate our business. Strict enforcement of federal law regarding marijuana would likely result in the inability to proceed with our business plans, could expose us to potential criminal liability and could subject our properties to civil forfeiture. Any changes in banking, insurance or other business services may also affect our ability to operate our business.

Available Information

Our website address is https://redwoodgreencorp.com. We do not intend our website address to be an active link or to otherwise incorporate by reference the contents of the website into this Report. The U.S. Securities and Exchange Commission (the “SEC”) maintains an Internet website (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC.

ITEM 1A.	RISK FACTORS

Risk Factors

You should carefully consider the risks described below as well as other information provided to you in this document, including information in the section of this document entitled “Forward-Looking Statements.” The risks and uncertainties described below are not the only ones we are facing. Additional risks and uncertainties not presently known to us or that we currently believe are immaterial may also impair our business operations. If any of the following risks actually occur, our business, financial condition or results of operations could be materially adversely affected, and our shareholders may lose all or part of their investment in our company.

The business, financial condition and operating results of Redwood Green can be affected by several factors, whether currently known or unknown, including, but not limited to, those described below. Any one or more of these factors could directly or indirectly cause our actual results of operations and financial condition to vary materially from past or anticipated future results of operations and financial condition. Any of these factors, in whole or in part, could materially and adversely affect our business, financial condition, results of operations, and stock price.

Because of the following factors, as well as other factors affecting our financial condition and operating results, past financial performance should not be considered to be a reliable indicator of future performance, and investors should not use historical trends to anticipate results or trends in future periods.

Risks Relating to Our Business and Industry

We have a limited operating history in the cannabis industry, which makes it difficult to accurately assess our future growth prospects.

We have a limited operating history upon which investors may base an evaluation of our potential future performance. Assessing the future prospects of our business is challenging in light of both known and unknown risks and difficulties we may encounter. Growth prospects in our industry can be affected by a wide variety of factors including:

●	competition from other similar companies;
●	regulatory limitations on the products we can offer and markets we can serve;
●	other changes in the regulation of medical and recreational cannabis use;
●	changes in underlying consumer behavior;
●	our ability to access adequate financing on reasonable terms and our ability to raise additional capital in order to fund our operations;
●	challenges with new products, services and markets; and
●	fluctuations in the credit markets and demand for credit.

We may not be able to successfully address these factors, which could negatively impact our growth, harm our business and cause our operating results to be worse than expected. Any forecasts we make about our operations may prove to be inaccurate. Our prospects must be considered in light of the risks, expenses, and difficulties frequently encountered by companies in the early stage of development.

We have a history of losses and may not achieve profitability in the future.

We generated net losses of approximately $3,057,534 and $427,457 for the years ended December 31, 2019 and 2018, respectively. As of December 31, 2019, and 2018, we had an accumulated deficit of approximately $3,913,287 and $840,656, respectively. We will need to generate and sustain increased revenues in future periods in order to become profitable, and, even if we do, we may not be able to maintain or increase any such level of profitability.

We will likely need additional capital to sustain our operations and will likely need to seek further financing, which we may not be able to obtain on acceptable terms, or at all.

We have limited capital resources and operations. To date, our operations have been funded primarily from the proceeds of equity financings. We expect to require substantial capital in the near future to commence operations at additional cultivation and production facilities, expand our product lines, develop our intellectual property base, and establish our targeted levels of commercial production. We may not be able to obtain additional financing on terms acceptable to us, or at all. In particular, because marijuana is illegal under federal law, we may have difficulty attracting investors.

If we raise additional funds through the issuance of equity or convertible debt securities, the ownership held by our existing stockholders will be reduced and our stockholders may experience significant dilution. In addition, new securities may contain rights, preferences, or privileges that are senior to those of our common stock. If we raise additional capital by incurring debt, this will result in increased interest expense. If we raise additional funds through the issuance of securities, market fluctuations in the price of our shares of common stock could limit our ability to obtain equity financing.

We cannot give you any assurance that any additional financing will be available to us, or if available, will be on terms favourable to us. If we are unable to raise capital when needed, our business, financial condition, and results of operations would be materially adversely affected, and we could be forced to reduce or discontinue our operations.

Our future success depends on our key executive officers and our ability to attract, retain, and motivate qualified personnel.

Our future success largely depends upon the continued services of our executive officers and management team. If one or more of our executive officers are unable or unwilling to continue in their present positions, we may not be able to replace them readily, if at all. Additionally, we may incur additional expenses to recruit and retain new executive officers. If any of our executive officers joins a competitor or forms a competing company, we may lose some or all of our customers. Finally, we do not maintain “key person” life insurance on any of our executive officers. Because of these factors, the loss of the services of any of these key persons could adversely affect our business, financial condition, and results of operations, and thereby an investment in our stock.

Our continuing ability to attract and retain highly qualified personnel will also be critical to our success because we will need to hire and retain additional personnel as our business grows. There can be no assurance that we will be able to attract or retain highly qualified personnel. We face significant competition for skilled personnel in our industries. In particular, if the marijuana industry continues to grow, demand for personnel may become more competitive. This competition may make it more difficult and expensive to attract, hire, and retain qualified managers and employees. Because of these factors, we may not be able to effectively manage or grow our business, which could adversely affect our financial condition or business.

We may not be able to effectively manage our growth or improve our operational, financial, and management information systems, which would impair our results of operations.

In the near term, we intend to expand the scope of our operations activities significantly. If we are successful in executing our business plan, we will experience growth in our business that could place a significant strain on our business operations, finances, management, and other resources. The factors that may place strain on our resources include, but are not limited to, the following:

●	the need for continued development of our financial and information management systems;
●	the need to manage strategic relationships and agreements with manufacturers, customers, and partners; and
●	difficulties in hiring and retaining skilled management, technical, and other personnel necessary to support and manage our business.

Additionally, our strategy envisions a period of rapid growth that may impose a significant burden on our administrative and operational resources. Our ability to effectively manage growth will require us to substantially expand the capabilities of our administrative and operational resources and to attract, train, manage, and retain qualified management and other personnel. There can be no assurance that we will be successful in recruiting and retaining new employees or retaining existing employees.

We cannot provide assurances that our management will be able to manage this growth effectively. Our failure to successfully manage growth could result in our sales not increasing commensurately with capital investments or otherwise materially adversely affecting our business, financial condition, or results of operations.

Our future success depends on our ability to grow and expand our customer base and operational territory.

Our success and the planned growth and expansion of our business depend on our products and services achieving greater and broader acceptance, resulting in a larger customer base, and on the expansion of our operations into new markets. However, there can be no assurance that customers will purchase our products and/or services, or that we will be able to continually expand our customer base. Additionally, if we are unable to effectively market or expand our product and/or service offerings, we will be unable to grow and expand our business or implement our business strategy.

Operating in new markets may expose us to new operational, regulatory or legal risks and subject us to increased compliance costs. We may need to modify our existing business model and cost structure to comply with local regulatory or other requirements. Facilities we open in new markets may take longer to reach expected revenue and profit levels on a consistent basis, may have higher construction, occupancy or operating costs, and may present different competitive conditions, consumer preferences and spending patterns than we anticipate. Any of the above could materially impair our ability to increase sales and revenue.

If we fail to protect our intellectual property, our business could be adversely affected.

Our viability will depend, in part, on our ability to develop and maintain the proprietary aspects of our intellectual property to distinguish our products from our competitors’ products. We rely on copyrights, trademarks, trade secrets, and confidentiality provisions to establish and protect our intellectual property. We may not be able to enforce some of our intellectual property rights because cannabis is illegal under federal law.

Any infringement or misappropriation of our intellectual property could damage its value and limit our ability to compete. We may have to engage in litigation to protect the rights to our intellectual property, which could result in significant litigation costs and require a significant amount of our time.

Competitors may also harm our sales by designing products that mirror our products or processes without infringing on our intellectual property rights. If we do not obtain sufficient protection for our intellectual property, or if we are unable to effectively enforce our intellectual property rights, our competitiveness could be impaired, which would limit our growth and future revenue.

We may also find it necessary to bring infringement or other actions against third parties to seek to protect our intellectual property rights. Litigation of this nature, even if successful, is often expensive and time-consuming to prosecute and there can be no assurance that we will have the financial or other resources to enforce our rights or be able to enforce our rights or prevent other parties from developing similar products or processes or designing around our intellectual property by utilizing technologies that are similar to those developed or licensed by us.

Although we believe that our products and processes do not and will not infringe upon the patents or violate the proprietary rights of others, it is possible such infringement or violation has occurred or may occur, which could have a material adverse effect on our business.

We are not aware of any infringement by us of any person’s or entity’s intellectual property rights. In the event that products we sell or processes we employ are deemed to infringe upon the patents or proprietary rights of others, we could be required to modify our products or processes or obtain a license for the manufacture and/or sale of such products or processes or cease selling such products or employing such processes. In such event, there can be no assurance that we would be able to do so in a timely manner, upon acceptable terms and conditions, or at all, and the failure to do any of the foregoing could have a material adverse effect upon our business.

There can be no assurance that we will have the financial or other resources necessary to enforce or defend a patent infringement or proprietary rights violation action. If our products or processes are deemed to infringe or likely to infringe upon the patents or proprietary rights of others, we could be subject to injunctive relief and, under certain circumstances, become liable for damages, which could also have a material adverse effect on our business and our financial condition.

We operate in a highly competitive industry.

The markets in the medical marijuana and recreational marijuana industries are competitive and evolving. There is no material aspect of our business that is protected by patents, copyrights, trademarks, or trade names, and we face strong competition from larger companies that may offer similar products and services to ours. Many of our current and potential competitors have longer operating histories, significantly greater financial, marketing and other resources and larger client bases than us, and there can be no assurance that we will be able to successfully compete against these or other competitors.

Given the rapid changes affecting the global, national and regional economies generally and the medical marijuana and recreational marijuana industries, in particular, we may not be able to create and maintain a competitive advantage in the marketplace. Our success will depend on our ability to keep pace with any changes in our markets, particularly, legal and regulatory changes. Our success will also depend on our ability to respond to, among other things, changes in the economy, market conditions and competitive pressures. Any failure by us to anticipate or respond adequately to such changes could have a material adverse effect on our financial condition and results of operations.

A drop in the retail price of medical and adult use marijuana products may negatively impact our business.

The demand for our products depends in part on the price of commercially grown marijuana. Fluctuations in economic and market conditions that impact the prices of commercially grown marijuana, such as increases in the supply of such marijuana and the decrease in the price of products using commercially grown marijuana, could cause our revenues and margins to decrease, which would have a negative impact on our business.

Any potential growth in the cannabis industry continues to be subject to new and changing state and local laws and regulations.

Continued development of the cannabis industry is dependent upon continued legislative legalization of cannabis at the state level, and a number of factors could slow or halt progress in this area, even where there is public support for legislative action. Any delay or halt in the passing or implementation of legislation legalizing cannabis use, or its cultivation, sale and distribution, or the re-criminalization or restriction of cannabis at the state level could negatively impact our business. Additionally, changes in applicable state and local laws or regulations, including zoning restrictions, permitting requirements, and fees, could restrict the products and services we offer or impose additional compliance costs on us or our customers.

Violations of applicable laws, or allegations of such violations, could disrupt our business and result in a material adverse effect on our operations. We cannot predict the nature of any future laws, regulations, interpretations or applications, and it is possible that regulations may be enacted in the future that will be materially adverse to our business.

Our ability to grow our business depends on state laws pertaining to the cannabis industry.

Continued development of the cannabis industry depends upon continued legislative authorization of cannabis at the state level. The status quo of, or progress in, the cannabis industry is not assured, and any number of factors could slow or halt further progress in this area. While there may be ample public support for legislative action permitting the manufacture and use of cannabis, numerous factors impact the legislative process. For example, many states that voted to legalize medical and/or adult-use cannabis have seen significant delays in the drafting and implementation of industry regulations and issuance of licenses. In addition, burdensome regulation at the state level could slow or stop further development of the medical-use cannabis industry, such as limiting the medical conditions for which medical cannabis can be recommended by physicians for treatment, restricting the form in which medical cannabis can be consumed, imposing significant registration requirements on physicians and/or patients or imposing significant taxes on the growth, processing and/or retail sales of cannabis, which could have the impact of dampening growth of the cannabis industry and making it difficult for cannabis businesses to operate profitably in those states. Any one of these factors could slow or halt additional legislative authorization of cannabis, which could harm our results of operations, business and prospects.

The cannabis industry faces significant opposition, and any negative trends will adversely affect our business operations.

We are substantially dependent on the continued market acceptance, and the proliferation of consumers, of medical and recreational cannabis. We believe that with further legalization, cannabis will become more accepted, resulting in growth in consumer demand. However, we cannot predict the future growth rate or future market potential, and any negative outlook on the cannabis industry may adversely affect our business operations.

Federal regulation and enforcement may adversely affect the implementation of cannabis laws, and regulations may negatively impact our revenues and profits.

Currently, there are 33 states plus the District of Columbia that have laws and/or regulations that recognize, in one form or another, legitimate medical and adult uses for cannabis and consumer use of cannabis in connection with medical treatment. Many other states are considering similar legislation. Conversely, under the CSA, the policies and regulations of the federal government and its agencies are that cannabis has no medical benefit and a range of activities including cultivation and the personal use of cannabis is prohibited. Unless and until Congress amends the CSA with respect to medical marijuana, as to the timing or scope of any such potential amendments there can be no assurance, there is a risk that federal authorities may enforce current federal law, and we may be deemed to be producing, cultivating, or dispensing marijuana in violation of federal law. Active enforcement of the current federal regulatory position on cannabis may thus indirectly and adversely affect our revenues and profits. The risk of strict enforcement of the CSA in light of congressional activity, judicial holdings, and stated federal policy remains uncertain.

In February 2017, the Trump administration announced that there may be “greater enforcement” of federal laws regarding marijuana. Any such enforcement actions could have a negative effect on our business and results of operations.

Since the start of the new Congress, there have been “positive” discussions about the Federal Government’s approach to cannabis. The DOJ has not historically devoted resources to prosecuting individuals whose conduct is limited to possession of small amounts of marijuana for use on private property but has relied on state and local law enforcement to address marijuana activity. With the change of attorney general, the DOJ has not signaled any change in their enforcement efforts. In the event the DOJ reverses its stated policy and begins strict enforcement of the CSA in states that have laws legalizing medical marijuana and/or recreational marijuana, there may be a direct and adverse impact to our business and our revenue and profits. Furthermore, H.R. 83, enacted by Congress on December 16, 2014, provides that none of the funds made available to the DOJ pursuant to the 2015 Consolidated and Further Continuing Appropriations Act may be used to prevent certain states, including Colorado, from implementing their own laws that authorize the use, distribution, possession or cultivation of medical marijuana.

 Variations in state and local regulation, and enforcement in states that have legalized cannabis, may restrict cannabis-related activities, which may negatively impact our revenues and prospective profits.

Individual state laws do not always conform to the federal standard or to other states’ laws. A number of states have decriminalized marijuana to varying degrees, other states have created exemptions specifically for medical cannabis, and several have both decriminalization and medical laws. As of December 2019, 43 states and the District of Columbia have legalized the use of cannabis in some form. Variations exist among states that have legalized, decriminalized, or created medical marijuana exemptions. For example, certain states have limits on the number of marijuana plants that can be homegrown. In most states, the cultivation of marijuana for personal use continues to be prohibited except for those states that allow small-scale cultivation by the individual in possession of medical marijuana needing care or that person’s caregiver. Active enforcement of state laws that prohibit personal cultivation of marijuana may indirectly and adversely affect our business and our revenue and profits.

Depending on the laws of each particular state, we may not be able to fully realize our potential to generate profit. For example, some states have residency requirements for those directly involved in the cannabis industry, which may impede our ability to contract with cannabis businesses in those states. Furthermore, cities and counties are being given broad discretion to ban certain cannabis activities. Even if these activities are legal under state law, specific cities and counties may ban them.

Laws and regulations affecting the medical and adult use marijuana industry are constantly changing, which could detrimentally affect our cultivation, production and dispensary operations.

Local, state and federal medical and adult use marijuana laws and regulations are broad in scope and subject to evolving interpretations, which could require us to incur substantial costs associated with compliance or alter certain aspects of our business plan. In addition, violations of these laws, or allegations of such violations, could disrupt certain aspects of our business plan and result in a material adverse effect on certain aspects of our planned operations. In addition, it is possible that regulations may be enacted in the future that will be directly applicable to certain aspects of our cultivation, production and dispensary businesses, and our business of selling cannabis products. We cannot predict the nature of any future laws, regulations, interpretations or applications, nor can we determine what effect additional governmental regulations or administrative policies and procedures, when and if promulgated, could have on our business.

We are not able to deduct some of our business expenses.

Section 280E of the Internal Revenue Code prohibits marijuana businesses from deducting their ordinary and necessary business expenses, forcing us to pay higher effective federal tax rates than similar companies in other industries. The effective tax rate on a marijuana business depends on how large its ratio of non-deductible expenses is to its total revenues. Therefore, our marijuana business may be less profitable than it could otherwise be.

We may not be able to successfully execute on our merger and acquisition strategy.

Our business plan depends in part on merging with or acquiring other businesses in the marijuana industry. The success of any acquisition will depend upon, among other things, access to capital, availability of acquisition opportunities, and high valuations of desired targets. Our success also depends on our ability to integrate acquired personnel, operations, products and technologies into our organization effectively, to retain and motivate key personnel of acquired businesses, and to retain their customers. Any acquisition may result in diversion of management’s attention from other business concerns, and such acquisition may be dilutive to our financial results and/or result in impairment charges and write-offs. We might also spend time and money investigating and negotiating with potential acquisition or investment targets, but not complete the transaction.

Although we expect to realize strategic, operational and financial benefits as a result of our acquisitions, we cannot predict whether and to what extent such benefits will be achieved. There are significant challenges to integrating an acquired operation into our business.

Any future acquisition could involve other risks, including the assumption of unidentified liabilities for which we, as a successor owner, may be responsible. These transactions typically involve a number of risks and present financial and other challenges, including the existence of unknown disputes, liabilities, or contingencies and changes in the industry, location, or regulatory or political environment in which these investments are located, that our due diligence review may not adequately uncover and that may arise after entering into such arrangements.

Conditions in the economy, the markets we serve and the financial markets generally may adversely affect our business and results of operations.

Our business is sensitive to general economic conditions. Slower economic growth, volatility in the credit markets, high levels of unemployment, and other challenges that affect the economy adversely could affect us and our customers and suppliers. If growth in the economy or in any of the markets we serve slows for a significant period, if there is a significant deterioration in the economy or such markets or if improvements in the economy do not benefit the markets we serve, our business and results of operations could be adversely affected.

Natural disasters, pandemic outbreaks or other health crises could disrupt business and result in lower sales and otherwise adversely affect our financial performance.

The occurrence of one or more natural disasters, pandemic outbreaks or other health crises (including but not limited to the COVID-19 outbreak), could adversely affect our business and financial performance. If any of these events result in the closure of one or more of our dispensaries, or impact key suppliers, our operations and financial performance could be materially adversely affected through an inability to provide other support functions to our stores and through lost sales. These events also could affect consumer shopping patterns or prevent customers from reaching our dispensaries, which could lead to lost sales and higher markdowns, the temporary lack of an adequate work force in a market, the temporary or long-term disruption of product availability in our dispensaries and the temporary or long-term inability to obtain technology needed to effectively run our business.

We may not obtain the necessary permits and authorizations to operate the medical and adult use marijuana business.

We may not be able to obtain or maintain the necessary licenses, permits, authorizations, or accreditations for our cultivation, production and dispensary businesses, or may only be able to do so at great cost. In addition, we may not be able to comply fully with the wide variety of laws and regulations applicable to the medical and adult use marijuana industry. Failure to comply with or to obtain the necessary licenses, permits, authorizations, or accreditations could result in restrictions on our ability to operate the medical and adult use marijuana business, which could have a material adverse effect on our business.

We may have difficulty accessing the service of banks, which may make it difficult for us to operate.

Since the use of marijuana is illegal under federal law, many banks will not accept for deposit funds from businesses involved with the marijuana industry. Consequently, businesses involved in the marijuana industry often have difficulty finding a bank willing to accept their business. The inability to open or maintain bank accounts may make it difficult for us to operate our medical and adult use marijuana businesses. If any of our bank accounts are closed, we may have difficulty processing transactions in the ordinary course of business, including paying suppliers, employees and landlords, which could have a significant negative effect on our operations.

Our reputation and ability to do business may be negatively impacted by the improper conduct by our business partners, employees or agents.

We depend on third-party suppliers to produce and timely ship our orders. Products purchased from our suppliers are resold to our customers. These suppliers could fail to produce products to our specifications or quality standards and may not deliver units on a timely basis. Any changes in our suppliers to resolve production issues could disrupt our ability to fulfill orders. Any changes in our suppliers to resolve production issues could also disrupt our business due to delays in finding new suppliers.

We cannot provide assurance that our internal controls and compliance systems will always protect us from acts committed by our employees, agents or business partners in violation of U.S. federal or state laws. Any improper acts or allegations could damage our reputation and subject us to civil or criminal investigations and related shareholder lawsuits, could lead to substantial civil and criminal monetary and non-monetary penalties, and could cause us to incur significant legal and investigatory fees.

Due to our involvement in the cannabis industry, we may have difficulty obtaining various insurance policies that are desired to operate our business, which may expose us to additional risks and financial liabilities.

Insurance that is otherwise readily available, such as workers’ compensation, general liability, and directors’ and officers’ insurance, is more difficult for us to find and more expensive, because of our involvement in the cannabis industry. There are no guarantees that we will be able to find such insurance in the future, or that the cost will be affordable to us. If we are forced to go without such insurance, it may prevent us from entering into certain business sectors, may inhibit our growth, and may expose us to additional risk and financial liabilities.

Litigation may adversely affect our business, financial condition and results of operations.

From time to time in the normal course of our business operations, we may become subject to litigation that may result in liability material to our financial statements as a whole or may negatively affect our operating results if changes to our business operations are required. The cost to defend such litigation may be significant and may require a diversion of our resources. There also may be adverse publicity associated with litigation that could negatively affect customer perception of our business, regardless of whether the allegations are valid or whether we are ultimately found liable. Insurance may not be available at all or in sufficient amounts to cover any liabilities with respect to these or other matters. A judgment or other liability in excess of our insurance coverage for any claims could adversely affect our business and the results of our operations.

Some of our lines of business rely on our third-party service providers to host and deliver services and data, and any interruptions or delays in these hosted services, security or privacy breaches, or failures in data collection could expose us to liability and harm our business and reputation.

Some of our lines of business and services, including our dispensaries, rely on services hosted and controlled directly by third-party service providers. We do not have redundancy for all of our systems, many of our critical applications reside in only one of our data centers, and our disaster recovery planning may not account for all eventualities. If our business relationship with a third-party provider of hosting or software services is negatively affected, or if one of our service providers were to terminate its agreement with us, we might not be able to deliver access to our data, which could subject us to reputational harm and cause us to lose customers and future business, thereby reducing our revenue.

We hold large amounts of customer data, some of which is hosted in third-party facilities. A security incident at those facilities or ours may compromise the confidentiality, integrity or availability of customer data. Unauthorized access to customer data stored on our computers or networks may be obtained through break-ins, breaches of our secure network by an unauthorized party, employee theft or misuse or other misconduct. It is also possible that unauthorized access to customer data may be obtained through inadequate use of security controls by customers. Accounts created with weak passwords could allow cyber-attackers to gain access to customer data. If there were an inadvertent disclosure of customer information, or if a third party were to gain unauthorized access to the information we possess on behalf of our customers, our operations could be disrupted, our reputation could be damaged and we could be subject to claims or other liabilities. In addition, such perceived or actual unauthorized disclosure of the information we collect or breach of our security could damage our reputation, result in the loss of customers and harm our business.

Because of the large amount of data we collect and manage using our hosted solutions, it is possible that hardware or software failures or errors in our systems (or those of our third-party service providers) could result in data loss or corruption, cause the information that we collect to be incomplete or contain inaccuracies that our customers regard as significant or cause us to fail to meet committed service levels. Furthermore, our ability to collect and report data may be delayed or interrupted by a number of factors, including access to the Internet, the failure of our network or software systems or security breaches. In addition, computer viruses or other malware may harm our systems, causing us to lose data, and the transmission of computer viruses or other malware could expose us to litigation. We may also find, on occasion, that we cannot deliver data and reports in near real time because of a number of factors, including failures of our network or software. If we supply inaccurate information or experience interruptions in our ability to capture, store and supply information in near real time or at all, our reputation could be harmed and we could lose customers, or we could be found liable for damages or incur other losses.

Loss of access to our data could have a negative impact on our business and results of operations. In particular, the states in which we operate require that we maintain certain information about our customers and transactions. If we fail to maintain such information, we could be in violation of state laws.

Disruptions to cultivation, manufacturing and distribution of cannabis in Colorado may negatively affect our access to products for sale at our dispensaries.

Colorado laws and regulations require us to purchase products only from licensed vendors and through licensed distributors. To date, a relatively small number of licenses have been issued in Colorado to cultivate, manufacture and distribute cannabis products. We have obtained a license to distribute products from our cultivation and manufacturing facilities to our dispensaries; however, we currently do not cultivate and manufacture enough of our own products to satisfy customer demand. In addition, we carry products cultivated and manufactured by third parties. As a result, if an insufficient number of cultivators, manufacturers and distributors are able to obtain licenses our ability to purchase products and have them delivered to our dispensaries may be limited and may impact our sales.

High tax rates on cannabis and compliance costs may limit our customer base.

The State of Colorado imposes an excise tax on products sold at licensed cannabis dispensaries. Local jurisdictions typically impose additional taxes on cannabis products. In addition, we incur significant costs complying with state and local laws and regulations. As a result, products sold at our dispensaries will likely cost more than similar products sold by unlicensed vendors and we may lose market share to those vendors.

Federal income tax reform could have unforeseen effects on our financial condition and results of operations.

The Tax Cuts and Jobs Act, or the Tax Act, was enacted on December 22, 2017, and contains many changes to U.S. federal tax laws. The Tax Act requires complex computations that were not previously provided for under U.S. tax law and significantly revised the U.S. tax code by, among other changes, lowering the corporate income tax rate from 35% to 21%, requiring a one-time transition tax on accumulated foreign earnings of certain foreign subsidiaries that were previously tax deferred and creating new taxes on certain foreign sourced earnings. At December 31, 2019, the Company has completed its accounting for the tax effects of the 2017 Tax Act. However, additional guidance may be issued by the Internal Revenue Service, or IRS, the Department of the Treasury, or other governing body that may significantly differ from our interpretation of the law, which may result in a material adverse effect on our business, cash flow, results of operations or financial conditions.

Failure to execute our strategies could result in impairment of goodwill or other intangible assets, which may negatively impact profitability.

As of December 31, 2019, we had goodwill of $5,855,748 and other intangible assets of $2,869,247, which represents 54% of our total assets. We evaluate goodwill for impairment on an annual basis or more frequently if impairment indicators are present based upon the fair value of each reporting unit. We assess the impairment of other intangible assets on an annual basis, or more frequently if impairment indicators are present, based upon the expected future cash flows of the respective assets. These valuations include management’s estimates of sales, profitability, cash flow generation, capital structure, cost of debt, interest rates, capital expenditures and other assumptions. Significant negative industry or economic trends, disruptions to our business, inability to achieve sales projections or cost savings, inability to effectively integrate acquired businesses, unexpected significant changes or planned changes in use of the assets or in entity structure and divestitures may adversely impact the assumptions used in the valuations. If the estimated fair value of our assets change in future periods, we may be required to record an impairment charge related to goodwill or other intangible assets, which would reduce earnings in such period.

Risks Relating to Ownership of Our Common Stock

The price of our common stock is volatile, which could negatively affect stockholders’ investments.

The trading price of our common stock may be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. Accordingly, it is difficult to forecast the future performance of our common stock. The market price of our common stock may be higher or lower than the price one pays, depending on many factors, some of which are beyond our control and may not be related to our operating performance. These fluctuations could cause you to lose all or part of your investment in our common stock.

In addition, if the market for cannabis company stocks or the stock market in general experiences loss of investor confidence, the trading price of our common stock could decline for reasons unrelated to our business, operating results or financial condition. The trading price of our common stock might decline in reaction to events that affect other companies in our industry, even if these events do not directly affect us. In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been brought against that company. If our stock price continues to be volatile, we may become the target of securities litigation, which could result in substantial costs and divert our management’s attention and resources from our business. This could have a material adverse effect on our business, operating results and financial condition.

Trading and listing of securities of cannabis-related businesses, including our common stock, may be subject to restrictions.

In the United States, many clearing houses for major broker-dealer firms have refused to handle securities or settle transactions of companies engaged in cannabis related business. This means that certain broker-dealers cannot accept for deposit or settle transactions in the securities of cannabis related businesses. Further, stock exchanges in the United States, including Nasdaq and the New York Stock Exchange, have historically refused to list certain cannabis related businesses, including cannabis retailers, that operate primarily in the United States. Our existing operations, and any future operations or investments, may become the subject of heightened scrutiny by clearing houses and stock exchanges, in addition to regulators and other authorities in the United States. Any existing or future restrictions imposed by clearing houses, stock exchange or other authority, on trading in our common stock could have a material adverse effect on the liquidity of our common stock.

Our common stock is currently considered a “penny stock”, therefore, U.S. broker-dealers may be discouraged from effecting transactions in shares of our common stock.

Broker-dealers are generally prohibited from effecting transactions in “penny stocks” unless they comply with the requirements of Section 15(h) of the Securities Exchange Act of 1934 (the “Exchange Act”) and the rules promulgated thereunder. These rules apply to the stock of companies whose shares are not traded on a national stock exchange, trade at less than $5.00 per share or who do not meet certain other financial requirements specified by the SEC. Trades in our common stock are subject to these rules, which include Rule 15g-9 under the Exchange Act, which imposes certain requirements on broker/dealers who sell securities subject to the rule to persons other than established customers and accredited investors. For transactions covered by the rule, brokers/dealers must make a special written determination that the penny stock is a suitable investment for purchasers of the securities and receive the purchaser’s written agreement to the transaction prior to sale.

The penny stock rules also require a broker/dealer, prior to effecting a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document prepared by the SEC that provides information about penny stocks and the nature and level of risks in the penny stock market. A broker/dealer also must provide the customer with current bid and offer quotations for the relevant penny stock and information on the compensation of the broker/dealer and its salesperson in the transaction. A broker/dealer must also provide monthly account statements showing the market value of each penny stock held in a customer’s account. The bid and offer quotations, and the broker/dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation.

Our securities have in the past constituted “penny stock” within the meaning of the rules. Were our common stock to again be considered penny stock, and therefore become subject to the penny stock rules, the additional sales practice and disclosure requirements imposed upon U.S. broker-dealers may discourage such broker-dealers from effecting transactions in shares of our common stock, which could severely limit the market liquidity of such shares and impede their sale in the secondary market.

We do not intend to pay dividends for the foreseeable future.

We do not currently anticipate paying dividends in the foreseeable future. The payment of dividends on our common stock will depend on our earnings and financial condition, as well as on other business and economic factors affecting our business, as our board of directors may consider relevant. Our current intention in the foreseeable future is to apply net earnings, if any, to increasing our capital base and our development and marketing efforts. There can be no assurance that we will ever have sufficient earnings to declare and pay dividends to the holders of our common stock and, in any event, a decision to declare and pay dividends is at the sole discretion of our board of directors. As a result, you may only receive a return on your investment in our common stock if the market price of our common stock increases compared to the price at which you purchased our common stock, which may never occur.

Our stockholders may experience significant dilution.

We may issue additional shares of common stock or preferred stock in the future in connection with a financing or an acquisition. Such issuances may not require the approval of our stockholders. In addition, certain of our outstanding rights to purchase additional shares of common stock or securities convertible into our common stock are subject to full-ratchet anti-dilution protection, which could result in the right to purchase significantly more shares of common stock being issued or a reduction in the purchase price for any such shares or both. Any issuance of additional shares of our common stock, or equity securities convertible into our common stock, including but not limited to, preferred stock, warrants, and options, will dilute the percentage ownership interest of all stockholders, may dilute the book value per share of our common stock, and may negatively impact the market price of our common stock. We may also grant options to purchase shares of our common stock to our directors, employees and consultants, the exercise of which would also result in dilution to our stockholders.

We may face continuing challenges in complying with the Sarbanes-Oxley Act, and any failure to comply or any adverse result from management’s evaluation of our internal control over financial reporting may have an adverse effect on our stock price.

Under the Securities Exchange Act of 1934, as amended, we are required to evaluate our internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”). Section 404 requires us to include an internal control report with our Annual Report on Form 10-K. The report must include management’s assessment of the effectiveness of our internal control over financial reporting as of the end of the fiscal year. This report must also include disclosure of any material weaknesses in internal control over financial reporting that we have identified.

Failure to comply, or any adverse results from such evaluation, could result in a loss of investor confidence in our financial reports and have an adverse effect on the trading price of our equity securities. Achieving continued compliance with Section 404 may require us to incur significant costs and expend significant time and management resources. We cannot assure you that we will be able to fully comply with Section 404 or that we will be able to conclude that our internal control over financial reporting is effective at fiscal year-end. As a result, investors could lose confidence in our reported financial information, which could have an adverse effect on the trading price of our securities, as well as subject us to civil or criminal investigations and penalties. In addition, our independent registered public accounting firm may not agree with our management’s assessment or conclude that our internal control over financial reporting is operating effectively.

Our results of operations might be affected by adverse publicity related to vaping.

Recent notices from the Centers for Disease Control and the Food and Drug Administration as well as news reports have cautioned persons to avoid e-cigarettes and vaping cartridges due to reported deaths and illness related to these products. The CDC has preliminarily concluded that these deaths and illnesses related to the addition of vitamin E acetate to the cartridges. While none of Good Meds’ cartridges are prepared with vitamin E acetate, publicity associated with possible health risks of vaping products may have an adverse effect on our operating results as sales of vaping cartridges reflect a significant percentage of our sales in the Good Meds business.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

None

ITEM 2.	PROPERTIES.

Executive Offices

Our executive office is located at 866 Navajo St, Denver, CO 80204. This location currently serves as our primary and only office for planning and implementing our business plan. This space is currently sufficient for our purposes, and we expect it to be sufficient for the foreseeable future. The address of agent for service in Nevada and registered corporate office is InCorp Services, Inc., 36 South 18th Avenue, Suite D, Brighton, CO 80601.

ITEM 3.	LEGAL PROCEEDINGS

We know of no material, existing or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our company.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock is quoted on the electronic quotation system operated by OTC Markets Group. Our common stock was first quoted on the OTC Bulletin Board effective January 14, 2014. Our trading symbol is “RDGC”.

OTC Market securities are not listed and traded on the floor of an organized national or regional stock exchange. Instead, OTC Market securities transactions are conducted through a telephone and computer network connecting dealers. OTC Market issuers are traditionally smaller companies that do not meet the financial and other listing requirements of a national or regional stock exchange.

Holders

As of April 2, 2020, there were approximately 322 registered holders of record of our common stock, plus an unknown number of additional shareholders owning shares held for them beneficially in brokerage accounts, and we had 107,992,257 common shares issued and outstanding.

Dividend Policy

We have not paid any dividends since our incorporation and do not anticipate the payment of dividends in the foreseeable future. At present, our policy is to retain any earnings to develop and market our services. The payment of dividends in the future will depend upon, among other factors, our earnings, capital requirements and operating financial conditions.

Equity Compensation Plan Information

The Company has adopted its 2019 Omnibus Stock Incentive Plan, which provides for the issuance of stock options, stock grants and restricted stock awards to employees, directors and consultants. As of December 31, 2019, no grants had been awarded under the plan. Effective as of January 30, 2020 each director as of that date was awarded 200,000 restricted stock units, and each of the executive officers was granted 200,000 restricted stock units. In addition, Mr. Saxon received restricted stock units under his employment agreement.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

We did not sell any equity securities which were not registered under the Securities Act during the year ended December 31, 2019 that were not otherwise disclosed in this annual report on Form 10-K, in our quarterly reports on Form 10-Q, or in our current reports on Form 8-K filed during the year ended December 31, 2019.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fourth quarter of our fiscal year ended December 31, 2019.

ITEM 6.	SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

The following discussion and analysis of the results of operations and financial condition for the years ended December 31, 2019 and 2018 should be read in conjunction with our consolidated financial statements and the notes to those consolidated financial statements that are included elsewhere in this Annual Report on Form 10-K. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors. See “Forward-Looking Statements” at the beginning of this report.

General Overview

Redwood Green cultivates and manufactures cannabis infused products for retail distribution through a network of medical marijuana dispensaries. Our mission is to deliver high-quality, safe, sustainable, innovative, and accessible cannabis products which support individual well-being. Safe, high-quality product for our own brands, as well as for the partners that we do business with, is a critical commitment from Redwood Green. The drive behind what we do is rooted in improving health and the quality of life for a wide range of audiences, ensuring we grow and improve upon what is currently available in the CBD market for consumers. Redwood Green services clients throughout the United States, with operations headquartered in Denver Colorado.

Results of Operations for the Years Ended December 31, 2019 and 2018

The following table shows our results of operations for the years ended December 31, 2019 and 2018. The historical results presented below are not necessarily indicative of the results that may be expected for any future period.

	For the Year Ended December 31,		Change
	2019	2018	Dollars	Percentage
Net sales	$3,478,814	$-	$3,478,814	100%
Cost of goods sold, net of depreciation and amortization	2,435,826	-	2,435,826	100%
Gross profit	1,042,988	-	1,042,988	100%
Total operating expenses	4,063,512	337,770	3,725,742	1,103%
Loss from operations	(3,020,524)	(337,770)	(2,682,754)	794%
Total other expenses, net	(10,040)	(89,687)	79,647	-89%
Net loss from continuing operations, before taxes	(3,030,564)	(427,457)	(2,603,107)	609%
Income taxes	4,691	-	4,691	100%
Net loss from continuing operations	$(3,035,255)	$(427,457)	$(2,607,798)	610%
Net loss from discontinued operations, net of tax	$(22,279)	$-	$(22,279)	100%
Net loss	$(3,057,534)	$(427,457)	$(2,630,077)	615%

	For the Year Ended December 31,		Change
	2019	2018	Dollars	Percentage
Net sales	$3,478,814	$-	$3,478,814	100%
Cost of goods sold, net of depreciation and amortization	2,435,826	-	2,435,826	100%
Gross profit	1,042,988	-	1,042,988	100%
Total operating expenses	4,063,377	337,770	3,725,607	1,103%
Loss from operations	(3,020,524)	(337,770)	(2,682,754)	794%
Total other expenses, net	(10,040)	(89,687)	79,647	-89%
Net loss from continuing operations, before taxes	(3,030,564)	(427,457)	(2,603,107)	609%
Income taxes	4,691	-	4,691	100%
Net loss from continuing operations	$(3,035,255)	$(427,457)	$(2,607,798)	610%
Net loss from discontinued operations, net of tax	$(22,279)	$-	$(22,279)	100%
Net loss	$(3,057,534)	$(427,457)	$(2,630,077)	615%

Net Sales and Cost of Goods Sold

Net sales for the year ended December 31, 2019 was $3,478,814, which represented an increase of $3,478,814, or 100%, compared to zero net sales for the year ended December 31, 2018. The increase primarily resulted from the transactions involving CMI and General Extract during the year ended December 31, 2019, as all sales during the year were attributed to these entities. The Company is deemed the primary beneficiary of CMI and therefore is a consolidated entity of Redwood Green. CMI net sales were $3,460,566 for the period of July 15, 2019 through December 31, 2019, of which $2,337,024 was related to medical resale and $753,405 was related to recreational wholesale.

Cost of goods sold for the years ended December 31, 2019 primarily consisted of allocated salaries and wages of employees directly related to the production process, allocated depreciation and amortization directly related to the production process, cultivation supplies, rent and utilities. Cost of goods sold increased by $2,435,826 for the year ended December 31, 2019. Similar to the net sales above, the increase resulted from the transactions relating to acquisitions CMI and General Extract during the year ended December 31, 2019. CMI cost of goods sold was $2,237,006 for the period of July 15, 2019 through December 31, 2019.

Operating Expenses

Operating expenses encompass personnel costs, sales and marketing, general and administrative expenses, legal and professional fees, depreciation and amortization, and research and development. Total operating expenses were $4,063,377 for the year ended December 31, 2019 as compared to $337,770 for the year ended December 31, 2018. The increase of $3,725,607, or 1,103%, was primarily attributable to the following increases (decreases) in operating expenses of:

●	Personnel costs - $1,079,081
●	Sales and marketing - $538,063
●	General and administrative expenses - $689,546
●	Legal and professional fees - $924,814
●	Amortization expense - $16,653
●	Research and development - $477,585

The $1,079,081 increase in personnel costs resulted from a significant increase in headcount, including CMI personnel. The $538,063 increase in sales and marketing expense is a result of the acquisition of CMI. The $689,546 increase in general and administrative expenses is a result of rent expense, travel and other administrative expenses due to the expansion in our operations. The $924,814 increase in legal and professional fees primarily resulted from costs associated with obtaining capital and the acquisition of CMI. The $16,653 increase in amortization was due to the amortization of intangible assets acquired in the CMI acquisition. The $477,585 increase in research and development expense resulted from the asset acquisition of General Extract. CMI operating expenses were $910,001 for the period of July 15, 2019 through December 31, 2019.

Other Expense, net

Other expense, net consisted of interest expense, other income, loss on impairment of goodwill, and gain (loss) on foreign exchange. Other expense, net during the year ended December 31, 2019 and 2018 was ($10,040) and ($89,687), respectively. The $79,647 decrease in other expense, net was primarily due to a loss on goodwill of $50,965 recorded in 2018, compared to no loss of goodwill in 2019. Additionally, interest expense decreased by $26,777, or 68%, for the year ended December 31, 2019, as compared to December 31, 2018. Other income for the year ending December 31, 2019 was $3,092, while there was no other income recorded in the year ending December 31, 2018. Lastly, there was a loss on foreign exchange during 2019 of $429, while operations in 2018 resulted in a foreign exchange gain of $758.

Net Loss

For the foregoing reasons, we had a net loss of $3,057,534 for the year ended December 31, 2019, or $0.03 net loss per common share – basic and diluted, compared to $427,457 for the year ended December 31, 2018, or $0.01 net loss per common share – basic and diluted.

Liquidity, Capital Resources and Cash Flows

Based on our current planned expenditures, we will require approximately $4 million over the next 12 months. During 2019, we completed the non-brokered private placement issuing 14,325,005 shares of common stock in which we received net cash proceeds $7,090,407 Should we require more funds and are unable to achieve the necessary additional financing, then we plan to reduce the amounts that we spend on our business activities and administrative expenses in order to be within the amount of capital resources that are available to us.

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

Going Concern

Management believes that we will continue to incur losses for the immediate future. Therefore, we may either need additional equity or debt financing until we can achieve profitability and positive cash flows from operating activities, if ever. These conditions raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments relating to the recovery of assets or the classification of liabilities that may be necessary should we be unable to continue as a going concern. For the year ended December 31, 2019, we have generated revenue and are trying to achieve positive cash flows from operations.

The successful outcome of future activities cannot be determined at this time and there is no assurance that, if achieved, we will have sufficient funds to execute our intended business plan or generate positive operating results.

The consolidated financial statements do not include any adjustments related to this uncertainty and as to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should we be unable to continue as a going concern.

Capital Resources

The following table summarizes total current assets, liabilities and working capital for the periods indicated:

	December 31,
	2019	2018
Current assets	$3,933,047	$246,200
Current liabilities	1,558,821	57,029
Working capital	$2,374,226	$189,171

As of December 31, 2019, and 2018, we had a cash balance of $3,473,770 and $167,962 respectively.

Summary of Cash Flows

	For the Year Ended December 31,
	2019	2018
Net cash used in operating activities	$(1,795,318)	$(491,804)
Net cash used in investing activities	$(1,899,692)	$(554,112)
Net cash provided by financing activities	$7,004,732	$1,220,000

Net cash used in operating activities.

Net cash used in operating activities for the year ended December 31, 2019 was $1,795,318. This included a net loss of $3,057,534, non-cash charge related to depreciation and amortization – cost of goods sold of $129,067, non-cash charge related to amortization of $16,653, non-cash charge related to provision for inventory loss of $163,800, non-cash charge related to deferred income tax expense of $4,691, non-cash charge related to fair value of common stock issued pursuant to advisory agreements of $395,000, non-cash charge related to research and development expenses acquired in asset acquisition of $477,585. Additionally, the cash used was increased by changes in prepaid expenses, due to related party payables, inventories, accounts payable and accrued expenses, and taxes payable of $88,579. Of these operating activities, $13,159 related to discontinued operations in the wholly owned subsidiary First Colombia Devco S.A.S. (“Devco”), which was sold during the year in the asset acquisition of General Extract. Net cash used in operating activities for the year ended December 31, 2018 was $491,804. This included a net loss of $427,457, non-cash charge related to depreciation and amortization of $732, non-cash charge related to loss on impairment of goodwill of $50,965, and net changes in prepaid expenses, and accounts payable and accrued expenses, assets held for sale, and liabilities held for sale of $116,044.

Net cash used in investing activities.

Net cash used in investing activities for the year ended December 31, 2019 was $1,899,692, which related to cash paid in the acquisition of Critical Mass Industries of $1,863,117, cash acquired as part of the General Extracts asset acquisition of $4,506, purchase of property and equipment of $37,821, and security deposits during the year of $3,260. Net cash used in investing activities for the year ended December 31, 2018 was $554,112, which related to purchase of property and equipment of $456,618, and cash payments pursuant to acquisition of subsidiary of $97,494.

Net cash provided by financing activities.

Net cash provided by financing activities for the year ended December 31, 2019 was $7,004,732, which resulted from proceeds from the issuance of common stock of $7,104,732, and reduced by repayment of notes payable, related parties of $100,000. Net cash provided by financing activities for the year ended December 31, 2018 was $1,220,000, which resulted from proceeds from the issuance of common stock of $1,220,000.

Off-Balance Sheet Arrangements

None.

Related Party Disclosures

The following are descriptions of material related party disclosures:

PharmaCielo Ltd

PharmaCielo Ltd (“PharmaCielo”) is a large grower of hemp and producer of CBD isolate and other related products, based in Toronto, Canada, with operational headquarters in Colombia. The Company and PharmaCielo share significant shareholders, including John Knapp and Anthony Wile, as noted below. Additionally, executives and members of the Redwood Green Board of Directors previously held management and governance roles with PharmaCielo, including our current chairman, Dr. Delon Human, who served as Vice Chairman of the Board from 2016 to 2019, as well as President and global head of health and innovation from January 2019 to January 2020, and our previous Chief Executive Officer, Christopher Hansen, who was the founding CEO of PharmaCielo. In 2019, a wholly owned subsidiary of the Company purchased raw material products from PharmaCielo Colombia Holdings S.A.S., a wholly owned subsidiary of PharmaCielo, for distribution in the United States. As of December 31, 2019, Redwood Green held inventory, net purchased from PharmaCielo valued at approximately $340,000. The Company re-negotiated the selling price of the finished goods as of December 31, 2019, resulting in a $240,000 reduction in the original cost as well as a provision for inventory losses of $163,800 related to writing down inventory to its net realizable value.

John Knapp

As of March 30, 2020, John Knapp (“Knapp”) owned 10.3% of the shares and is a former board director of the Company. Knapp is the sole owner of Critical Mass Industries Inc. (“CMI”), which effective July 15, 2019, sold all of its assets except marijuana licenses, inventory and accounts receivable to the Company. Pursuant to the CMI transaction, the Company entered into a series of agreements which permit CMI to use the assets in the conduct of its business, as well as provide CMI with additional expertise, including administrative and human resource functions. These agreements call for the monthly accrual of $400,000 of fees payable by CMI to the Company. As of December 31, 2019, CMI owed $2,200,000 to the Company due to these agreements. Also, in conjunction with the CMI transaction, the Company assumed a note payable owing to Knapp. No terms have been agreed to between the Company and Knapp regarding this payable. As of December 31, 2019, the outstanding balance of the note payable was $307,450. In 2019, CMI was sued by a former consultant. The Company has been incurring legal fees on CMI’s behalf to defend against this lawsuit. As of December 31, 2019, Knapp, as the owner of CMI, or CMI itself owe the Company $27,420.65 for legal fees paid on their behalf. Knapp is a former executive and board director, as well as current shareholder in PharmaCielo. Effective February 25, 2020, Knapp resigned as a director of the Company.

Anthony Wile

As of March 30, 2020, Jaque Capital Partners, a Liechtenstein company, owned 8.9% of the shares of the Company. Jaque Capital Partners is a corporation which is controlled by Ellison Isaac Collie and Renzo Zanolari as trustees for a trust. Anthony Wile, an adviser to the Company, is a discretionary beneficiary of the trust and exercises no voting or dispositive power over the shares of the Company owned by Jaque Capital Partners. During 2019, the Company paid $65,799 of travel costs and related expenses incurred by Wile in the conduct of business on behalf of the Company. On November 1, 2019, the Company and Wile entered into a Services Agreement for a term of two years under which Wile is to be paid a monthly fee of $10,000 plus incentive payments for facilitation of introductions and meetings between the Company and prospective growth partners. In addition, the Services Agreement provides for the continued re-imbursement or payment of expenses incurred in the provision of these services. As of December 31, 2019, the Company paid $20,000 in service fees relating to the Services Agreement. Further, the terms of our agreement with our Investor Relations Director includes a budget of $1,500 per month to rent office space from Grupo Jacque Ltd in Medellin, Colombia (a company controlled by Wile). Wile is also a significant shareholder of PharmaCielo.

Christopher Hansen

Christopher Hansen (“Hansen”) served as Chief Executive Officer of the Company from February 2018 to February 2020, as Chairman of the Board of Directors of the Company from May 2019 to December 2019 and is currently a board director of the Company. Effective March 9, 2020, Hansen entered into a Separation and Consulting Agreement (“the Agreement”). Under the Agreement, Hansen is to receive $250,000 in consulting fees to be paid in monthly installments from March to December 2020 plus $150,000 in shares of the Company, which resulted in the issuance of 1,175,549 shares. In addition, the previous grant of 400,000 Restricted Stock Units (“RSUs”) became vested on March 9, 2020, with each RSU exchanged for one share of the Company.

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with Generally Accepted Accounting Principles in US (“GAAP”), and our discussion and analysis of its financial condition and operating results require our management to make judgments, assumptions and estimates that affect the amounts reported in its consolidated financial statements and accompanying notes. Note 3, “Summary of Significant Accounting Policies” of the Notes to Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K describes the significant accounting policies and methods used in the preparation of our consolidated financial statements. Management bases its estimates on historical experience and on various other assumptions it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates and such differences may be material.

Management believes our critical accounting policies and estimates are those related to intangibles, accounting for acquisitions, revenue recognition, income taxes, useful life and recoverability of long-lived assets and deferred income tax asset valuations.

Accounting for Acquisitions

In accordance with the guidance for business combinations, the Company determines whether a transaction or other event is a business combination, which requires that the acquired assets and liabilities assumed constitute a business. Each business combination is then accounted for by applying the acquisition method. If the assets acquired are not a business, the Company accounts for the transaction or other event as an asset acquisition. Under both methods, the Company recognizes the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquired entity. In addition, for transactions that are business combinations, the Company evaluates the existence of goodwill or a gain from a bargain purchase. The Company capitalizes acquisition-related costs and fees associated with asset acquisitions and immediately expenses acquisition-related costs and fees associated with business combinations.

Revenue Recognition

Under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contacts with Customers (“ASC 606”), the Company recognizes revenue when the customer obtains control of promised goods or services, in an amount that reflects the consideration which is expected to be received in exchange for those goods or services. The Company recognizes revenue following the five-step model prescribed under ASC 606: (i) identify contract(s) with a customer; (ii) identify the performance obligation(s) in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligation(s) in the contract; and (v) recognize revenues when (or as) the Company satisfies a performance obligation.

The Company’s revenue consists of sales of cannabis and ancillary products to both retail consumers and wholesale customers. Revenue for retail customers is recognized upon completion of the transaction in the point of sale system and satisfaction of the sale by providing the corresponding inventory at the retail location. Revenue for wholesale customers is recognized upon acceptance of the physical goods and confirmation by acceptance of the inventory in the regulatory marijuana enforcement tracking reporting compliance (“METRC”) system. Revenue is recognized upon transfer of control of promised products to customers, generally as risk of loss pass, in an amount that reflects the consideration the Company expects to receive in exchange for those products. Taxes collected from customers, which are subsequently remitted to governmental authorities, are excluded from revenue.

Retail customer loyalty liabilities are recognized in the period in which they are incurred and will often be retired without being utilized. Shipping and handling costs are expensed as incurred and are included in cost of sales, which were not material for the 12 months ended December 31, 2019.

The Company operates in a highly regulated environment in which state regulatory approval is required prior to the customer being able to purchase the product, either through the Colorado Marijuana Enforcement Division for wholesale clients or the Colorado Department of Public Health and Environment for medical patients.

Inventory, net

Inventory, net is stated at the lower of cost or net realizable value. The Company compares the cost of inventory with market value and write down inventories to net realizable value, if lower. The Company writes down inventory when conditions indicate that the net realizable value may be less than cost due to physical deterioration, obsolescence, changes in price levels or other factors. Due to changing market conditions, management conducted a thorough review of its inventory. As a result, a provision for inventory losses of $163,800 was charged against operations in 2019 to write down inventory to its net realizable value. This was based on the Company’s best estimates of product sales prices and customer demand patterns. It is at least reasonably possible that the estimates used by the Company to determine its provision for inventory losses will be materially different from the actual amounts or results. These differences could result in materially higher than expected inventory provisions, which could have a materially adverse effect on the Company’s results of operations and financial condition in the near term.

Variable Interest Entities

The Company accounts for variable interest entities in accordance with FASB ASC Topic 810, Consolidation. Management evaluates the relationship between the Company and VIEs and the economic benefit flow of the contractual arrangement with the VIEs. Management determines if the Company is the primary beneficiary of a VIE through a qualitative analysis that identifies which variable interest holder has the controlling financial interest in the VIE. The variable interest holder who has both of the following has the controlling financial interest and is the primary beneficiary: (1) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and (2) the obligation to absorb losses of, or the right to receive benefits from, the VIE that could potentially be significant to the VIE. In performing our analysis, we consider all relevant facts and circumstances, including: the design and activities of the VIE, the terms of the contracts the VIE has entered into, the nature of the VIE’s variable interests issued and how they were negotiated with or marketed to potential investors, and which parties participated significantly in the design or redesign of the entity. As a result of such evaluation, management concluded that the Company is the primary beneficiary of CMI and consolidates the financial results of this entity.

Income Taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has adopted ASC 740, Income Taxes as of its inception. Pursuant to ASC 740 the Company is required to compute tax asset benefits for net operating losses carried forward. The potential benefits of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years. As of December 31, 2019, and 2018, the Company had no accrued interest or penalties related to uncertain tax positions.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable for a smaller reporting company.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated balance sheets as of December 31, 2019 and 2018, and the related consolidated statements of operations, and shareholders’ equity and cash flows for each of the two years in the years ended December 31, 2019 and 2018, together with the related notes and the report of our independent registered public accounting firm, are set forth on pages F-1 to F-22 of this report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On September 19, 2019, the Company terminated Haynie & Company (“Haynie”) as the Company's independent registered public accounting firm. The reports of Haynie on the Company's consolidated financial statements for the fiscal years ended December 31, 2018 and 2017 did not contain an adverse opinion or a disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principles.

On September 19, 2019, the Audit Committee approved the appointment of Marcum LLP (“Marcum”) as the Company’s new independent registered public accounting firm, to perform independent audit services for the fiscal year ending December 31, 2019. On February 4, 2020, Redwood Green terminated Marcum as the Company’s independent registered public accounting firm. Marcum was dismissed without ever reporting on the financial statements of the Company. Commencing August 5, 2019 (Date of Engagement) and through February 4, 2020, there were no "disagreements" with Marcum on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure.

On February 4, 2020, the Audit Committee approved the appointment of BF Borgers CPA, PC (“Borgers”) as the Company’s new independent registered public accounting firm, effective immediately, to perform independent audit services for the fiscal year ending December 31, 2019.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have carried out an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), to allow timely decisions regarding required disclosures. Based upon that evaluation, our Company’s CEO and CFO concluded that our Company’s disclosure controls and procedures were not effective as of December 31, 2019.

Management has not formally documented its procedures and controls and as such does not have a sufficient basis to assess its internal controls over financial reporting. Management identified that it did not maintain adequately designed internal control over the preparation and oversight of:

●	month-end and period-end financial close processes.
●	non-routine or complex transactions.
●	the adoption of new accounting standards.

Management’s Report on Internal Control Over Financial Reporting

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2019, the end of the annual period covered by this report and according to the criteria established in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

Based on that evaluation, management has concluded that the Company did not maintain effective internal control over financial reporting as of the fiscal year ended December 31, 2019 due to the existence of material weaknesses in the internal control over financial reporting described below.

A material weakness is a deficiency, or a combination of deficiencies, in internal controls over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Management has determined that we did not maintain effective internal controls over financial reporting as of the fiscal year ended December 31, 2019 due to the existence of the following material weaknesses identified by management:

●	through most of the fiscal year ended December 31, 2019, there was a lack of accounting personnel with the requisite knowledge of GAAP and the financial reporting requirements of the SEC; and
●	there are insufficient written policies and procedures to ensure the correct application of accounting and financial reporting with respect to the current requirements of GAAP and SEC disclosure requirements; and
●	there is a lack of segregation of duties.

We intend to continue to evaluate and strengthen our internal control over financial reporting. These efforts require significant time and resources. If we are unable to establish adequate internal control over financial reporting, we may encounter difficulties in the audit or review of our financial statements by our independent registered public accounting firm, which in turn may have a material adverse effect on our ability to prepare financial statements in accordance with GAAP and to comply with our SEC reporting obligations.

Management is in the process of determining how best to change our current system and implement a more effective system to insure that information required to be disclosed in the reports that we file or submit under the Exchange Act have been recorded, processed, summarized and reported accurately. Our management intends to develop procedures to address the current deficiencies to the extent possible given limitations in financial and personnel resources. Management recently engaged external experts to assist the Company with (1) technical accounting expertise needs and (2) commencing remediation efforts through rather formal assessment of its internal control’s framework. However, no assurance can be made at this point that the implementation of such controls and procedures will be completed in a timely manner or that they will be adequate once implemented

Changes in internal control over financial reporting

Due to the Company’s acquisition of cannabis brands and other assets in the CMI Transaction, there were changes in internal controls including new transaction cycles such as accounts payable, payroll, financial close and information technology. Internal controls are in place for the acquired entities and have since been strengthened.

Attestation report of Registered Public Accounting Firm

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting because we are not an “accelerated filer” or a “large accelerated filer”. Our management’s report was not subject to attestation by our independent registered public accounting firm pursuant to rules of the SEC that permit us to provide only management’s report in this Annual Report on Form 10-K.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Our directors and executive officers and their respective ages, positions, and biographical information as of April 2, 2020 are set forth below.

Name	Position	Age
Michael Saxon	Chief Executive Officer and Director	46
Philip Mullin	Chief Financial Officer	66
Joseph Galda	Corporate Counsel	60
Dr. Delon Human	Chairman of the Board	57
Christopher Hansen	Director	69
Mario Gobbo	Director	66
Mark Radke	Director	65
John Scharffenberger	Director	68

Michael Saxon, Chief Executive Officer and Director

Michael Saxon is an accomplished consumer products executive with over 25 years of experience growing F100 businesses in the USA, Europe and Asia, having led business units with full P&L responsibility from $100 million to $3 billion while operating in different regulatory systems and successfully influencing government policy. Mr. Saxon’s career reflects a demonstrated history of setting record income and market share results in a wide range of market conditions and succeeding in various go-to-market models, including wholesale, distributor and DSD. He brings a strong innovative mindset from his experience creating new products and brands and having been the catalyst for successful large- scale transformation initiatives to drive organic growth and executing M&A transactions to enter new markets.

Mr. Saxon served in various positions for over 20 years with Altria Group and Philip Morris International (PMI). Most recently, in 2017 Mr. Saxon founded and served as CEO of SXN Strategy Partners in Richmond, VA, which advises boards and the C-suite on long-term strategies. Clients include private equity and venture capital firms, institutional investors, start-ups, middle market companies and non-profits.

From 2015 to 2016 Mr. Saxon served as Managing Director with Philip Morris USA, in a General Manager role leading advertising and brand management for a portfolio of four brands. From 2012 to 2015 Mr. Saxon was Managing Director of Altria Ventures, a corporate venture fund. From 2009 to 2012 Mr. Saxon was PMI General Manager for Norway and Denmark.

Philip Mullin, Chief Financial Officer

Philip Mullin has 30 years’ experience as CFO, COO, and in consulting and turnarounds for businesses with revenues of less than $100 million. Mr. Mullin is currently managing director of Somerset Associates LLC, a CFO, accounting, tax and financial consulting company, and serves on the board of CanaQuest Medical Corp. Since 2009, he has operated primarily in consulting and interim CFO roles in multiple sectors including fintech, blockchain, drones, recycling, medical marijuana, and electrical power generation. From 2003-09, Mr. Mullin was a partner of Tatum Partners, a human capital firm engaged in providing CFO services. Within Tatum, Mr. Mullin served in numerous leadership roles: from 2006-09, as CFO of Zi Corporation, a leading software development company specializing in mobile phones, which was sold in April 2009 to Nuance Communications; from 2003-06, as interim CFO of Homax Products, Vice President Finance of Yakima Products, and as a consultant in several engagements in industrial construction, manufacturing and air transportation. From 2001-03, he served as turnaround consultant to companies in the telecom sector during the critical post-9/11 timeframe; from 1995-2001, he was engaged in various C-level capacities in a public entity that was restructured and eventually became International DisplayWorks, a manufacturer of LCD displays based in Rocklin, California with operations in Shenzhen, China, which was later sold to Flextronics.

Mr. Mullin began his career in banking in 1982 after completing his MBA from University of Western Ontario Richard Ivey School of Business in London, Ontario, Canada and BA in Economics from Wilfrid Laurier University, in Waterloo, Ontario, Canada.

Joseph Galda, Corporate Counsel

Joseph P. Galda is an experienced securities attorney with an entrepreneurial approach. He has a large cross-border practice and over the course of his career has had clients in 19 countries. Currently, he is the most active OTC Markets sponsor having sponsored 68 companies in 2018. Mr. Galda opened his private practice, JPGalda & Co., in Ardmore, PA in 2013. He was previously counsel with Fox Rothschild LLP as a Member of the Technology and Venture Finance Group based in the firm’s Exton office.  As president and founder of Corsair Advisors, Inc. he offered venture capital and corporate advisory services from 2004 through 2011. He was a partner with Hodgson Russ LLP from 2000 to 2004, based in Toronto, where he headed the firm’s cross-border securities practice and from 1996 to 2000 was with Buchanan Ingersoll & Rooney PC where he was a Member of the Corporate Finance Department and Technology and Corporate Control Practice Groups, with additional focus in cross-border transactions. Mr. Galda began his legal career with Drinker Biddle and Reath (1986-1990) and with Clark Ladner Fortenbaugh & Young (1990-1996). Joe received his JD from Rutgers University School of Law – Camden after earning a BA in Economics from Rutgers – Camden.

Dr. Delon Human, Chairman of the Board

Dr. Human, MBChB, MPraxMed, MFGP, DCH, MBA is a published author, international lecturer and health care consultant specializing in global health strategy, corporate and product transformation, harm reduction and health communication.

He has acted as adviser to the WHO director-general and to secretary-general of the UN Ban Ki-moon. Until 2014 he served as secretary-general and special envoy to WHO / UN of the International Food and Beverage Alliance, a group of leading food and non-alcoholic beverage companies with a global presence.

From 1997 to 2005, Dr. Human served as secretary general of the World Medical Association (WMA), the global representative body for physicians. He was instrumental in the establishment of the World Health Professions Alliance, an alliance of the global representative bodies of physicians, nurses, pharmacists, dentists and physical therapists. During 2006 he was elected to serve as the secretary-general of the African Medical Association (AfMA). He is a fellow of the Russian and Romanian Academies of Medical Sciences.

From 2016 to May 2019, Dr. Human served as Vice Chairman of the Board of PharmaCielo Ltd., and from January 2019 to January 2020, he served as President and global head of health and innovation for PharmaCielo.

Dr. Human qualified as a physician in South Africa and completed his postgraduate studies in family medicine and child health in South Africa and Oxford, England. He was a clinician for two decades, part of the pediatric endocrinology research unit at the John Radcliffe Hospital and was involved in the establishment of several medical centers, a hospital and emergency clinic in South Africa. His business studies (MBA) were completed at the Edinburgh Business School.

Christopher Hansen, Director

Mr. Hansen has over 35 years of experience as a senior financial and banking executive, specializing in project finance. Mr. Hansen served as Chief Executive Officer of the Company from February 2018 to February 2010. He also served as Chairman of the Board from May 2019 to December 2019.

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

On February 26, 2020, Mr. Hanson resigned from his position as Chief Executive Officer of the Company. Mr. Hansen will continue as a consultant to the Company through December 31, 2020.

Mario Gobbo, Director

Mario Gobbo has 35 years of banking and corporate finance experience in healthcare and energy. His expertise encompasses venture capital and private equity as well as investment banking and strategic advisory services. Mr. Gobbo currently serves on the Supervisory Board and is Chair of Cinkarna Celje, a fine chemicals for paints (titanium dioxide) company in Celje, Slovenia He is also on the board of Zavarovalnica Triglav, the largest Slovene insurance company spearheading healthcare insurance in Central Europe and was Chairman of the Board and is Chair of the Audit Committee of Helix BioPharma, a Toronto-listed biotech company developing interesting novel complex biomolecules to combat various cancers.  As an executive director, he was also on the board of Lazard Brothers, London.

While Managing Director for Health Care Capital Markets and Advisory with Natixis Bleichroeder in New York, from 2006 to 2009, he secured transactions for the bank’s M&A and equity capital markets pharmaceuticals and life sciences group. He obtained mandates for several IPOs and follow-on transactions on NASDAQ, as well as advisory assignments for health care and medical devices companies. When with the International Finance Corporation, a World Bank Group institution dealing with private sector investments, the team he led completed several highly successful equity and loan investments in biotech and generic pharmaceutical companies and funds in India, Latin America, China and Central Europe. From 1993 to 2001, he was with Lazard in London, where he created and managed their Central and Eastern European operations, including Turkey. Mr. Gobbo advised on M&A, fundraising and privatization efforts for several key firms in the region, including transactions for the pharmaceutical companies Pliva, Bosnalijek, Lek and Krka and investments in the APDC Biotech fund, now renamed VentureEast, one of the first Indian life sciences funds, and BVCF, a highly successful and innovative healthcare fund in China.  Prior to Lazard, he worked with Swiss Bank Corporation International Ltd. in London, where he worked on the IPO of Ares Serono, the Swiss biotech company, subsequently sold to Merck KgaA.  He was also on the investment committee of AHF, an India focused health care fund, Ocimum Biosolutions/Genelogic, an Indian contract research organization, and CellPraxis, a US/Brazilian stem cell research, privately owned firm.

Mario Gobbo holds a Bachelor of Arts in Organic Chemistry from Harvard College, a Master of Science in Biochemistry from the University of Colorado and an MBA, a Master of Business Economics and a PhD (Management) from the Wharton School of the University of Pennsylvania.

Mark Radke, Director

Mark Radke is a lawyer with a distinguished career in the area of financial services, specializing in federal securities regulation. As the Chief of Staff of the Securities and Exchange Commission under Chairman Harvey Pitt, he was responsible for that agency’s rulemaking in response to the Sarbanes Oxley Act. In private practice, as partner at several multinational law firms, he has represented corporations, brokerage and accounting firms, hedge funds and individuals on corporate governance, compliance, and regulatory issues involving not only the SEC but other federal and state regulators.

He was active in advising clients on legislative initiatives that lead to the Dodd-Frank Act of 2010, and in subsequent efforts to extend, implement or amend various components of that and other federal securities legislation.

As an adjunct professor at the Georgetown University Law Center, he has taught classes in aspects of securities regulation since 1999. He holds a B.A., University of Washington, J.D., University of Baltimore, LI.M., Securities Regulation, Georgetown University Law Center.

John Scharffenberger, Director

John Scharffenberger is a consultant to the farming and food production industry, offering a wide range of programs and services including agronomic analysis, product development, management and marketing to help both for-profit and non-profit producers sustainably increase returns. His clients have included Hodo Soy, Farmhouse Culture, Tout Sweets Patisserie, Front Porch Farms, Kaia Foods and Daylesford Organics, among others. Prior to establishing his consultancy, he developed companies that combined agronomic innovation, sustainable production technologies and international brand development in the wine, chocolate and forestry industries, including Scharffenberger Cellars and the first artisanal chocolate company in the U.S., Scharffen Berger Chocolate Maker.

Mr. Scharffenberger received a B.A. in Agricultural Geography from the University of California Berkeley in 1973. He served as Entrepreneur-in-Residence at London Business School in 2007 and has recently spoken at UC Berkeley commencement ceremonies, Brown University, and various symposia relating to small food production. He serves as trustee on the UC Berkeley College of Natural Resources advisory board, as a board member of Save the Redwoods League and is an emeritus advisory board member of the UC Berkeley Botanical Gardens.

Information Concerning the Board of Directors and Certain Committees

The Board of Directors currently consists of six directors, four of whom the Board of Directors has determined are independent within the meaning of the rules of the New York Stock Exchange, which the Company has adopted as its definition of independence. The independent directors are Dr. Human and Messrs. Gobbo, Radke, and Scharffenberger. The Board of Directors held two regularly-scheduled meetings during the 2019 fiscal year, and five special meeting during the 2019 fiscal year. Each of the directors attended at least 75% of all meetings of the Board of Directors and committees on which they served during the 2019 fiscal year. The Board of Directors does not have a formal policy governing director attendance at its annual meeting of stockholders. We expect that all of our directors will attend the 2019 Annual Meeting.

The standing committees of the Board of Directors are the Audit Committee, the Compensation Committee and the Nominating and Corporate Governance Committee, each of which was formed in 2019.

Audit Committee: The purpose of the Audit Committee is to oversee (i) the integrity of our financial statements and disclosures, (ii) our compliance with legal and regulatory requirements, (iii) the qualifications, independence and performance of our independent auditing firm (the “External Auditor”), (iv) the performance of our internal audit function and External Auditors, (v) our internal control systems, and (vi) our procedures for monitoring compliance with our Code of Business Conduct and Ethics.

The Audit Committee held two formal meetings during fiscal year 2019. The members of the Audit Committee are Messrs. Gobbo (Chair) and Radke.

The Board of Directors has determined that each member of the Audit Committee meets the independence standards set forth in Rule 10A-3 promulgated under the Exchange Act and the independence standards set forth in the rules of the New York Stock Exchange. The Board of Directors has determined that Mr. Gobbo qualifies as an “audit committee financial expert” as defined in Item 407(d)(5)(ii) of Regulation S-K, promulgated under the Exchange Act.

The Audit Committee operates under a written charter that is reviewed annually. The charter is available on our website at www.redwoodgreencorp.com. Under the charter, the Audit Committee is required to pre-approve the audit and non-audit services to be performed by our independent registered public accounting firm.

Compensation Committee: The Compensation Committee reviews the compensation strategy of the Company and consults with the Chief Executive Officer, as needed, regarding the role of our compensation strategy in achieving our objectives and performance goals and the long-term interests of our stockholders. The Compensation Committee has direct responsibility for approving the compensation of our Chief Executive Officer and makes recommendations to the Board with respect to our other executive officers. The term “executive officer” has the same meaning specified for the term “officer” in Rule 16a-1(f) under the Exchange Act.

Our Chief Executive Officer sets the compensation of anyone whose compensation is not set by the Board and reports to the Board regarding the basis for any such compensation if requested by it.

The Compensation Committee may retain compensation consultants, outside counsel and other advisors as the Board deems appropriate to assist it in discharging its duties.

The Compensation Committee held one formal meeting during fiscal year 2019. The members of the Compensation Committee are Dr. Human (Chair), and Messrs. Scharffenberger and Radke.

The Board of Directors has determined that each member of the Compensation Committee meets the independence standards set forth in Rule 10A-3 promulgated under the Exchange Act and the independence standards set forth in the rules of the New York Stock Exchange.

The Compensation Committee operates under a written charter that is reviewed annually. The charter is available on our website at www.redwoodgreencorp.com.

Nominating and Corporate Governance:  The Nominating and Corporate Governance Committee identifies and recommends to the Board individuals qualified to be nominated for election to the Board and recommends to the Board the members and Chairperson for each Board committee.

In addition to stockholders’ general nominating rights provided in our Bylaws, stockholders may recommend director candidates for consideration by the Board. The Nominating and Corporate Governance Committee will consider director candidates recommended by stockholders if the recommendations are sent to the Board in accordance with the procedures in the bylaws.  All director nominations submitted by stockholders to the Board for its consideration must include all of the required information set forth in our Bylaws.

The members of the Nominating and Corporate Governance Committee are Messrs. Radke (Chair) and Scharffenberger.

Director Qualifications. In selecting nominees for director, without regard to the source of the recommendation, the Nominating and Corporate Governance Committee believes that each director nominee should be evaluated based on his or her individual merits, taking into account the needs of the Company and the composition of the Board. Members of the Board should have the highest professional and personal ethics, consistent with our values and standards and Code of Ethics. At a minimum, a nominee must possess integrity, skill, leadership ability, financial sophistication, and capacity to help guide us. Nominees should be committed to enhancing stockholder value and should have sufficient time to carry out their duties and to provide insight and practical wisdom based on their experiences. Their service on other boards of public companies should be limited to a number that permits them, given their individual circumstances, to responsibly perform all director duties. In addition, the Nominating and Corporate Governance Committee considers all applicable statutory and regulatory requirements and the requirements of any exchange upon which our common stock is listed or to which it may apply in the foreseeable future.

Evaluation of Director Nominees. The Nominating and Corporate Governance Committee will typically employ a variety of methods for identifying and evaluating nominees for director. The Nominating and Corporate Governance Committee regularly assesses the appropriate size of the Board and whether any vacancies on the Board are expected due to retirement or otherwise. In the event that vacancies are anticipated, or otherwise arise, the Nominating and Corporate Governance Committee will consider various potential candidates for director. Candidates may come to the attention of the Nominating and Corporate Governance Committee through current directors, stockholders, or other companies or persons. The Nominating and Corporate Governance Committee does not evaluate director candidates recommended by stockholders differently than director candidates recommended by other sources. Director candidates may be evaluated at regular or special meetings of the Nominating and Corporate Governance Committee and may be considered at any point during the year.

We do not have a formal policy with regard to the consideration of diversity in identifying director nominees, but the Nominating and Corporate Governance Committee strives to nominate directors with a variety of complementary skills so that, as a group, the Board will possess the appropriate talent, skills, and expertise to oversee our businesses. In evaluating director nominations, the Nominating and Corporate Governance Committee seeks to achieve a balance of knowledge, experience, and capability on the Board. In connection with this evaluation, the Audit and Executive Oversight Committee will make a determination of whether to interview a prospective nominee based upon the Board’s level of interest. If warranted, one or more members of the Nominating and Corporate Governance Committee, and others as appropriate, will interview prospective nominees in person or by telephone. After completing this evaluation and any appropriate interviews, the Nominating and Corporate Governance Committee will recommend the director nominees after consideration of all its directors’ input. The director nominees are then selected by a majority of the independent directors on the Board, meeting in executive session and considering the Nominating and Corporate Governance Committee’s recommendations.

The Nominating and Corporate Governance Committee did not formally meet during fiscal year 2019. The members of the Compensation Committee are Messrs. Radke (Chair) and Gobbo.

The Board of Directors has determined that each member of the Nominating and Corporate Governance Committee meets the independence standards set forth in Rule 10A-3 promulgated under the Exchange Act and the independence standards set forth in the New York Stock Exchange.

The Nominating and Corporate Governance Committee operates under a written charter that is reviewed annually. The charter is available on our website at www.redwoodgreencorp.com.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires the Company’s directors, executive officers and persons who beneficially own 10% or more of a class of securities registered under Section 12 of the Exchange Act to file reports of beneficial ownership and changes in beneficial ownership with the SEC. Directors, executive officers and greater than 10% stockholders are required by the rules and regulations of the SEC to furnish the Company with copies of all reports filed by them in compliance with Section 16(a).

During the fiscal year ended December 31, 2019, the Company and its officers, directors and 10% shareholders (“Reporting Persons”) were not subject to the insider trading reports under Section 16 of the Securities Exchange Act of 1934 (the “Exchange Act”). On March 23, 2020 the Company became a reporting company under the Exchange Act and from that date Reporting Persons will be responsible for such filings.

Code of Ethics and Business Conduct

We have adopted a Code of Ethics that applies to all employees including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. Our Code of Ethics is designed to deter wrongdoing and promote: (i) honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships; (ii) full, fair, accurate, timely and understandable disclosure in reports and documents that we file with, or submit to, the SEC and in our other public communications; (iii) compliance with applicable governmental laws, rules and regulations; (iv) the prompt internal reporting of violations of the code to an appropriate person or persons identified in the code; and (v) accountability for adherence to the code. Our Code of Ethics is available on our website at www.redwoodgreencorp.com.

Legal Proceedings

We know of no material, existing or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our company.

ITEM 11.	EXECUTIVE COMPENSATION.

The following table sets forth certain information about compensation paid, earned or accrued for services of our named executive officers for the past two fiscal years.

Summary Compensation Table

			All
		Base	Other
	Fiscal	Salary	Compensation	Total
Name and Principal Position	Year	($)	($)	($)
Christopher Hansen, Chief Executive Officer & Director	2019	90,000	-	90,000
	2018	52,500	-	52,500
Philip Mullin, Chief Financial Officer	2019	142,500	-	142,500
Cindy Lee Kelly, Chief Financial Officer	2019	14,000		14,000
	2018	24,000	-	24,000

Stock Option Plan

The Company has adopted its 2019 Omnibus Stock Incentive Plan, which provides for the issuance of stock options, stock grants and restricted stock awards to employees, directors and consultants. As of December 31, 2019, no grants had been awarded under the plan. Effective as of January 30, 2020 each director as of that date was awarded 200,000 restricted stock units, and each of the executive officers was granted 200,000 restricted stock units (400,000 were granted to Mr. Hansen). In addition, Mr. Saxon received restricted stock units under his employment agreement.

Stock Options/Stock Appreciation Rights Grants

During our fiscal year ended December 31, 2019 there were no options granted to our named officers or directors.

Outstanding Equity Awards at Fiscal Year End

No equity awards were outstanding as of the year ended December 31, 2019.

DIRECTOR COMPENSATION

The Board of Director adopted a policy to compensate directors for the time and care needed to properly discharge their duties as directors. The compensation was based on a combination of quarterly retainer fees and attendance fees for meetings requiring their physical presence including board meetings and site visits. In 2019, the directors received the following director compensation: Dr. Delon Human $16,630; Mario Gobbo $25,272; Christopher Hansen $25,500; John Knapp $18,000; Mark Radke $17,217; and John Scharffenberger $17,217. There were no grants of equity-based compensation made to the directors in 2019.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of our Common Stock as of March 30, 2020 by (a) each shareholder who is known to us to own beneficially 5% or more of our outstanding Common Stock, (b) all directors, (c) our executive officers and (d) all executive officers and directors as a group. Except as otherwise indicated, all persons listed below have (i) sole voting power and investment power with respect to their shares of Common Stock, except to the extent that authority is shared by spouses under applicable law, and (ii) record and beneficial ownership with respect to their shares of Common Stock.

For purposes of this table, a person or group of persons is deemed to have “beneficial ownership” of any shares of Common Stock that such person has the right to acquire within 60 days of March 30, 2020. For purposes of computing the percentage of outstanding shares of our Common Stock held by each person or group of persons named above, any shares that such person or persons has the right to acquire within 60 days of March 30, 2020 is deemed to be outstanding, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. The inclusion herein of any shares listed as beneficially owned does not constitute an admission of beneficial ownership. Unless otherwise identified, the address of our directors and officers is c/o Redwood Green Corp., 866 Navajo St, Denver CO 80204.

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership		Percentage of Class(2)
John Knapp 11 The Cottages Dorado, PR 00646	11,170,770	(3)	10.3
Christian Noel c/o National Bank Financial Inc.(4) M100-1-1-0 De La Gauchetiere St. W Montreal, QC H3B 5J2	10,127,005		9.4
Jaque Capital Partners Ltd.(5) Loyalist Plaza, Don MacKay Blvd. Marsh Harbour, Abaco, Bahamas	9,600,000		8.9
Carlos Manual Uribe Calle 11A#31 A89, Oficina 602 Medellin, Antioquia, Colombia	8,000,000		7.4
Christopher Hansen Casa La Palma Calle Horizonte y Nicolas Bravo S/N Col. San Ignacio, Cp 23300 Todo Santos, B.C.S. Mexico	5,585,549	(6)	5.2
Michael Saxon	0		0
Delon Human	0		0
Mario Gobbo	0		0
John Scharffenberger	50,000		<1.0
Mark Radke	0		0
All directors and officers as a group (8 persons)	5,735,549		5.3

(1)	Unless otherwise indicated, the address of the beneficial owner is c/o the Company, 866 Navajo Street, Denver, Colorado 80204.
(2)	Based on 107,992,257 shares outstanding.
(3)	Includes shares issuable upon exercise of 200,000 vested restricted stock units.
(4)	Christian Noel, portfolio manager, may be deemed to beneficially own 6,927,005 shares of common stock owned by certain managed accounts over which he exercises voting and dispositive control. Includes 2,900,000 shares of common stock owned of record by Mr. Noel and 300,000 shares of common stock registered in the name of National Bank FBO Christian Noel.
(5)	Jaque Capital Partners is a corporation which is controlled by Ellison Isaac Collie and Renzo Zanolari as trustees for a trust. Anthony Wile, an adviser to the Company, is a discretionary beneficiary of the trust and exercises no voting or dispositive power over the shares of the Company owned by Jaque Capital Partners.
(6)	Includes $150,000 of the Company’s common stock not yet issued pursuant to his severance and consulting agreement, and 400,000 shares issuable due to exercise of vested restricted stock units.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

During the year ended December 31, 2019, we incurred $246,500 of contractor expenses to the executive officers of our company.

Except as disclosed herein, no director, executive officer, shareholder holding at least 5% of shares of our common stock, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction since the year ended December 31, 2019, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year-end for the last three completed fiscal years.

Director Independence

The Board of Directors currently consists of six directors, four of whom the Board of Directors has determined are independent within the meaning of the rules of the New York Stock Exchange, which the Company has adopted as its definition of independence. The independent directors are Dr. Delon Human and Messrs. Mario Gobbo, Mark Radke, and John Scharffenberger.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The following is a summary of the fees billed to the Company by its principal accountants for professional services rendered for the years ended December 31, 2019 and 2018:

	Year Ended December 31,
	2019	2018
Audit Fees:
Haynie & Company	$46,193	$38,838
Marcum	331,101	-
Borgers	266,000	-
Total	$643,294	$38,838

“Audit Fees” consisted of the aggregate fees billed for professional services rendered for the audit of our annual financial statements and the reviews of the financial statements included in our Forms 10-Q and for any other services that were normally provided in connection with our statutory and regulatory filings or engagements.

On September 19, 2019, the Audit Committee approved the appointment of Marcum as the Company’s new independent registered public accounting firm, to perform independent audit services for the fiscal year ending December 31, 2019. On February 4, 2020, Redwood Green terminated Marcum as the Company’s independent registered public accounting firm.

On February 4, 2020, the Audit Committee approved the appointment of Borgers as the Company’s new independent registered public accounting firm, effective immediately, to perform independent audit services for the fiscal year ending December 31, 2019.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a) Financial Statements.

Our consolidated balance sheets as of December 31, 2019 and 2018, and the related consolidated statements of operations and shareholders’ equity and cash flows for each of the two years in the years ended December 31, 2019 and 2018, together with the related notes and the report of our independent registered public accounting firm, are set forth on pages F-1 to F-22 of this report.

(b) Exhibits.

Exhibit Number	Description
(3)	Articles of Incorporation and Bylaws
3.1	Articles of Incorporation (incorporated by reference to our Registration Statement on Form S- 1 filed on May 9, 2012).
3.2	By-laws (incorporated by reference to our Registration Statement on Form S-1 filed on May 9, 2012).
3.3	Certificate of Amendment (incorporated by reference to our Current Report on Form 8-K filed on January 13, 2014).
3.4	Certificate of Change filed with the Nevada Secretary of State on April 12, 2018 with an effective date of April 26, 2018. (incorporated by reference to our Current Report on Form 8-K filed on May 2, 2018)
3.5	Articles of Merger filed with the Nevada Secretary of State on April 12, 2018 with an effective date of April 26, 2018. (incorporated by reference to our Current Report on Form 8-K filed on May 2, 2018)
3.6	Articles of Merger filed with the Nevada Secretary of State on October 14, 2019 (incorporated by reference to our Current Report on Form 8-K filed on October 18, 2019)
(10)	Material Contracts
10.1	Consulting Agreement dated December 30, 2011 between our company and Cindy Kelly & Associates (incorporated by reference to our Registration Statement on Form S-1 filed on May 9, 2012).
10.2	License Agreement dated June 30, 2015 between our company and I.S. Grant (incorporated by reference to Exhibit 10.3 of our Annual Report on Form 10-K filed on April 20, 2017).
10.3	Purchase Agreement with Grupo Jaque Ltd. and First Colombia Devco SAS, dated May 10, 2018 (incorporated by reference to our current report on Form 8-K filed on May 19, 2018)
10.4	Good Holdco Membership Acquisition Agreement (incorporated by reference to our current report on Form 8-K dated July 25, 2019)
10.5	Good IPCO Acquisition Agreement (incorporated by reference to our current report on Form 8-K dated July 25, 2019)
10.6	CMI Licensing Agreement (incorporated by reference to our current report on Form 8-K dated July 25, 2019)
10.7	CMI Administration Agreement (incorporated by reference to our current report on Form 8-K dated July 25, 2019)
10.8	CMI Consulting Agreement (incorporated by reference to our current report on Form 8-K dated July 25, 2019)
10.9	CMI Marketing Agreement (incorporated by reference to our current report on Form 8-K dated July 25, 2019)
10.10	Employment Agreement Dated February 26, 2020 between the Company and Michael Saxon (incorporated by reference to our current report on Form 8-K dated February 26, 2020)
10.11	Separation and Consulting Agreement with Christopher Hansen
10.12	2019 Omnibus Equity Incentive Plan
21	Subsidiaries of the Registrant
(31)	Rule 13a-14(a)/15d-14(a) Certifications
31.1*	Section 302 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer.
31.2*	Section 302 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer and Principal Accounting Officer.
(32)	Section 1350 Certifications
32.1*	Section 906 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer.
32.2*	Section 906 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer and Principal Accounting Officer.
(101)*	Interactive Data Files
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 2, 2020	By:	/s/ Michael Saxon
Michael Saxon
President, Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael Saxon	Chief Executive Officer	April 2, 2020
Michael Saxon	(Principal Executive Officer)

/s/ Philip Mullin	Chief Financial Officer	April 2, 2020
Philip Mullin	(Principal Financial Officer)

/s/ Joseph Galda	Corporate Counsel	April 2, 2020
Joseph Galda

/s/ Christopher Hansen	Director	April 2, 2020
Christopher Hansen

/s/ Mario Gobbo	Director	April 2, 2020
Mario Gobbo

/s/ Mark Radke	Director	April 2, 2020
Mark Radke

/s/ John Scharffenberger	Director	April 2, 2020
John Scharffenberger

REDWOOD GREEN CORP.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Redwood Green Corp (formerly First Colombia Development Corp.)

Opinion on the Financial Statements
We have audited the accompanying balance sheets of Redwood Green Corp (formerly First Colombia Development Corp.) (the “Company”) as of December 31, 2018, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the years then ended and the related notes (collectively referred to as the financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of Redwood Green Corp

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Redwood Green Corp (the "Company") as of December 31, 2019, the related statement of operations, stockholders' equity, and cash flows for the year then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company’s significant operating losses raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ BF Borgers CPA PC

BF Borgers CPA PC

We have served as the Company's auditor since 2020

Lakewood, CO

April 2, 2020

REDWOOD GREEN CORP.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$3,473,770	$167,962
Prepaid expenses	112,143	-
Inventory, net	340,000	-
Assets held for sale, current	7,134	78,238
Total current assets	3,933,047	246,200

Property and equipment, net	2,152,626	-
Goodwill	5,855,748	-
Intangible assets, net	2,869,247	-
Security deposits	15,608	-
Right of use asset, net	1,243,732	-
Assets held for sale	-	457,361
Total assets	$16,070,008	$703,561

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$754,850	$23,323
Taxes payable	24,865	-
Notes payable, related parties	307,450	-
Due to related party	-	7,846
Right of use liability, current portion	471,656	-
Liabilities held for sale	-	25,860
Total current liabilities	1,558,821	57,029
Deferred tax liability	4,691	-
Right of use liability	772,076	-
Total liabilities	2,335,588	57,029
Commitments and contingencies (Note 15)
Stockholders’ equity:
Preferred stock, $0.001 par value, 100,000 shares authorized, no shares issued and outstanding respectively	-	-
Common stock, $0.001 par value, 500,000,000 shares authorized, 106,216,708 shares and 76,400,016 shares ‘issued and outstanding at December 31, 2019 and 2018, respectively	106,216	76,400
Additional paid-in capital	16,246,645	1,425,885
Accumulated deficit	(3,913,287)	(840,656)
Accumulated other comprehensive loss	-	(15,097)
Total stockholders’ equity attributable to Redwood Green Corp stockholders	12,439,574	646,532

Non-controlling interests in consolidated variable interest entity	1,294,846	-
Total stockholders’ equity	13,734,420	646,532
Total liabilities and stockholders’ equity	$16,070,008	$703,561

See accompanying notes to the consolidated financial statements.

REDWOOD GREEN CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2019	2018

Net sales	$3,478,814	$-
Cost of goods sold, net of depreciation and amortization	2,435,826	-
Gross profit	1,042,988	-

Operating expenses:
Personnel costs	1,079,081	-
Sales and marketing	538,063	-
General and administrative	1,027,316	337,770
Legal and professional fees	924,814	-
Amortization expense	16,653	-
Research and development	477,585	-
Total operating expenses	4,063,512	337,770
Loss from operations	(3,020,524)	(337,770)

Other (expense) income:
Interest expense	(12,703)	(39,480)
Loss on impairment of goodwill	-	(50,965)
Other income	3,092	-
(Loss) gain on foreign exchange	(429)	758
Total other expense, net	(10,040)	(89,687)
Net loss from continuing operations, before taxes	(3,030,564)	(427,457)
Income taxes	4,691	-
Net loss from continuing operations	(3,035,255)	(427,457)
Net loss from continuing operations attributable to noncontrolling interests	-	-
Net loss from discontinued operations, net of tax	(22,279)	-
Net loss attributable to Redwood Green Corp stockholders	$(3,057,534)	$(427,457)

Foreign currency translation adjustments	$-	$(15,097)
Comprehensive loss from discontinued operations	(5,370)	-
Comprehensive loss attributable to noncontrolling interests	-	-
Comprehensive loss attributable to Redwood Green Corp stockholders	$(3,062,904)	$(442,554)
Net loss per common share:
Loss from continuing operations per common share - basic and diluted	$(0.03)	$(0.01)

Loss from discontinued operations per common share - basic and diluted	$(0.00)	$-

Loss per common share - basic and diluted	$(0.03)	$(0.01)

Weighted average common shares outstanding—basic and diluted	89,808,227	73,432,345

See accompanying notes to the consolidated financial statements.

REDWOOD GREEN CORP.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Common Stocks to be Issued	Accumulated Deficit	Non-controlling Interest	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance at December 31, 2017	69,520,016	$69,520	$166,609	$-	$(413,199)	$-	$-	$(177,070)

Shares issued for cash at $0.25 per share	6,880,000	6,880	1,213,120	-	-	-	-	1,220,000

Gain on forgiveness of shareholder loan	-	-	46,156	-	-	-	-	46,156

Net loss	-	-	-	-	(427,457)	-	(15,097)	(442,554)

Balance at December 31, 2018	76,400,016	$76,400	$1,425,885	$-	$(840,656)	$-	$(15,097)	$646,532

Common stock issued pursuant to private placement, net of issuance costs	14,325,005	14,325	7,090,407		-	-	-	7,104,732

Common stock issued in connection with business combination	13,553,233	13,553	6,763,064	-	-	-	-	6,776,617

Common stock issued pursuant to advisory agreements	790,000	790	394,210	-	-	-	-	395,000

Common stock issued in connected with conversion of debt and accounts payable	1,148,454	1,148	573,079	-	-	-	-	574,227

Consolidation of variable interest entity	-	-	-	-	-	1,294,846	-	1,294,846

Deconsolidation of former subsidiary	-	-	-	-	(15,097)	-	15,097	-

Net loss	-	-	-	-	(3,057,534)	-		(3,057,534)

Balances at December 31, 2019	106,216,708	$106,216	$16,246,645	$-	$(3,913,287)	$1,294,846	$-	$13,734,420

See accompanying notes to the consolidated financial statements.

REDWOOD GREEN CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,057,534)	$(427,457)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization - cost of goods sold	129,067	732
Amortization expense	16,653	-
Provision for inventory loss	163,800
Loss on impairment	-	50,965
Deferred income tax expense	4,691	-
Fair value of common stock issued pursuant to advisory agreements	395,000	-
Research and development expenses associated with asset acquisition	477,585	-
Change in operating assets and liabilities:
Prepaid expenses	(112,069)	-
Due to related party	(7,846)	46,669
Inventory, net	(503,800)	-
Accounts payable and accrued expenses	687,429	(110,335)
Asset held for sale	-	(78,238)
Liabilities held for sale	-	25,860
Taxes payable	24,865	-
Net cash used in operating activities from continuing operations	(1,782,159)	(491,804)
Net cash used in operating activities from discontinued operations	(13,159)	-
Net cash used in operating activities	(1,795,318)	(491,804)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash paid for acquisition of First Colombia Devco SAS	-	(97,494)
Payments for CMI business combination, net of cash acquired	(1,863,117)	-
Cash acquired as part of General Extracts asset acquisition	4,506	-
Purchase of property and equipment	(37,821)	(456,618)
Security deposits	(3,260)	-
Net cash used in investing activities from continuing operations	(1,899,692)	(554,112)
Net cash used in investing activities from discontinued operations	-	-
Net cash used in investing activities	(1,899,692)	(554,112)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock, pursuant to private placement net of issuance costs	7,104,732	1,220,000
Repayment of notes payable, related parties	(100,000)	-
Net cash provided by financing activities from continuing operations	7,004,732	1,220,000
Net cash provided by financing activities from discontinued operations	-	-
Net cash provided by financing activities	7,004,732	1,220,000

Net increase in cash from continuing operations	3,322,881	174,084
Net (decrease) in cash from discontinued operations	(13,159)	-
Effect of exchange rate changes on cash	(3,914)	(6,229)
Cash at beginning of period	167,962	107
Cash at end of period	$3,473,770	$167,962

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$-	$-
Cash paid for interest	$13,651	$-
Supplemental disclosure of non-cash investing and financing activities:
Common stock issued in connection with conversion of debt	$503,475	$-
Common stock issued in connection with conversion of accounts payable	$70,752	$-
Disposal of First Colombia Devco S.AS.	$20,467	$-
Consolidation of variable interest entity	$1,192,234	$-
Equity issued pursuant to CMI transaction	$6,776,617	$-
Gain on forgiveness of shareholder loan	$-	$46,156
Asset Purchase of First Colombia Devco SAS
Prepaid expenses and advances	$-	$37,509
Property and equipment	$-	$1,704
Inventory, net	$-	$12,017
Accounts payable and accrued expenses	$-	$(12,295)

See accompanying notes to the consolidated financial statements.

REDWOOD GREEN CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business

Redwood Green Corp (“Redwood Green” or the “Company”) began as Auto Tool Technologies Inc., which was incorporated under the laws of the State of Nevada on May 10, 2011. The Company’s name was changed to AFC Building Technologies Inc. effective January 10, 2014. Effective April 26, 2018, the Company changed its name to First Colombia Development Corp. Subsequently, effective October 14, 2019, the Company changed its name to Redwood Green Corp. The Company operates as one segment from its corporate headquarters located in Denver, Colorado.

Redwood Green operates a network of medical marijuana dispensaries and related businesses in the United States, where legally permitted, with a focus on both THC-dominant and CBD-dominant cannabis manufacturing, distribution and sales. Our mission is to deliver high-quality, safe, sustainable, innovative, and accessible cannabis products which support individual well-being.

Good Meds, an operating unit based in Denver, CO, operates in a 90,000-square-foot cultivation and processing facility. Good Meds also owns and operates two medical cannabis dispensaries located in Lakewood, CO and Englewood CO. The business has been in operation since 2009. The Denver facility produces cannabis for sale as dry flower and biomass input for processing into Marijuana-Infused Products (“MIP”), such as live resin, wax and shatter.

On May 10, 2018, the Company acquired all the issued and outstanding share capital of First Colombia Devco S.A.S. (“Devco”) a Colombian company, and began to establish various business ventures in Colombia in the agriculture and real estate development, tourism, and infrastructure sectors before commencing to phase them out in April 2019.

On July 1, 2019, the Company acquired 100% of the membership interests in General Extract, LLC (“General Extract”), a Colorado limited liability company. General Extract was founded in 2015 as an importer, distributor, broker and postprocessor of hemp and hemp derivatives. The Company acquired all of the issued and outstanding membership interests, including business plans and access to contacts. In consideration of the sale and transfer of the membership interests, the Company delivered 299,170 shares of Devco (see Note 5).

On July 15, 2019, the Company, through its wholly owned subsidiary Good Acquisition Co., entered into a Membership Interest Purchase Agreement to acquire cannabis brands and other assets of Critical Mass Industries LLC DBA Good Meds (“CMI”), a Colorado limited liability company (“CMI Transaction”). CMI is licensed by the Marijuana Enforcement Division of Colorado Department of Revenue to produce cannabis and cannabis products under its six licenses. These licenses allow for cultivation, manufacturing of infused products and retail distribution. At the time and as of the date of this report, Colorado law prohibited public companies, including the Company, from owning cannabis licenses. Therefore, CMI spun off assets acquired by the Company, into two new entities. Under the terms of the Membership Interest Purchase Agreement, CMI retained the cannabis license, inventory and accounts receivable (the “Cannabis License Assets”) and will continue to operate the cannabis business related to these assets. In consideration for the transfer of the acquired assets, the Company delivered 13,553,233 shares of the Company common stock, in addition to $1,999,770 in cash to CMI. An additional 1,500,000 shares of Redwood Green common stock were held and retained by the Company until the Cannabis License Assets can be purchased (see Note 6).

2. Going Concern Uncertainty, Financial Condition and Management’s Plans

The Company believes that there is substantial doubt about the Company’s ability to continue as a going concern. The Company believes that its available cash balance as of the date of this filing will not be sufficient to fund its anticipated level of operations for at least the next twelve months. The Company believes that its ability to continue operations depends on its ability to sustain and grow revenue and results of operations as well as its ability to access capital markets when necessary to accomplish the Company’s strategic objectives. The Company believes that the Company will continue to incur losses for the immediate future. The Company expects to finance future cash needs from the results of operations and, depending on the results of operations, the Company will need additional equity or debt financing until the Company can achieve profitability and positive cash flows from operating activities, if ever.

Our audited financial statements for the year ended December 31, 2019 have been prepared on a going concern basis and contain an additional explanatory paragraph which identifies issues that raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

REDWOOD GREEN CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The continuation of our company as a going concern is dependent upon the continued financial support from its shareholders, the ability of our company to obtain necessary equity financing to continue operations, and ultimately the attainment of profitable operations. As at December 31, 2019, our company used $1,795,318 of cash for operating activities and has an accumulated deficit of $3,913,287 since inception. These factors raise substantial doubt regarding our company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should our company be unable to continue as a going concern.

3. Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”). The consolidated financial statements include the accounts of the Redwood Green, General Extract and CMI, a variable interest entity for which the Company is deemed to be the primary beneficiary. All significant intercompany balances and transactions have been eliminated in consolidation. The Company operates as one segment from its corporate headquarters in Colorado.

Use of Estimates

The preparation of the Company’s financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of expenses during the reporting period. Significant estimates and assumptions reflected in these financial statements include, but are not limited to determining the fair value of the assets acquired and liabilities assumed in acquisition, determining the useful lives and potential impairment of long-lived assets and potential impairment of goodwill. The Company bases its estimates on historical experience, known trends and other market-specific or other relevant factors that it believes to be reasonable under the circumstances. On an ongoing basis, management evaluates its estimates when there are changes in circumstances, facts and experience. Changes in estimates are recorded in the period in which they become known. Actual results could differ from those estimates.

Reclassifications

Certain items in the annual consolidated financial statements were reclassified from prior periods for presentation purposes.

Cash and cash equivalents

The Company considers all highly liquid instruments with maturities of three months or less at the time of issuance to be cash equivalents.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash. Periodically, the Company maintains deposits in accredited financial institutions in excess of federally insured limits. The Company deposits its cash in financial institutions that it believes have high credit quality and has not experienced any losses on such accounts and does not believe it is exposed to any unusual credit risk beyond the normal credit risk associated with commercial banking relationships.

REDWOOD GREEN CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Accounting for Business Combinations and Acquisitions

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

Revenue Recognition

Under Financial Accounting Standards Board (“FASB”) Topic 606, Revenue from Contacts with Customers (“ASC 606”), the Company recognizes revenue when the customer obtains control of promised goods or services, in an amount that reflects the consideration which is expected to be received in exchange for those goods or services. The Company recognizes revenue following the five-step model prescribed under Accounting Standards Codification (“ASC”) 606: (i) identify contract(s) with a customer; (ii) identify the performance obligation(s) in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligation(s) in the contract; and (v) recognize revenues when (or as) the Company satisfies a performance obligation.

The Company’s revenue consists of sales of cannabis and ancillary products to both retail consumers and wholesale customers. Revenue for retail customers is recognized upon completion of the transaction in the point of sale system and satisfaction of the sale by providing the corresponding inventory at the retail location. Revenue for wholesale customers is recognized upon acceptance of the physical goods and confirmation by acceptance of the inventory in the regulatory marijuana enforcement tracking reporting compliance (“METRC”) system. Revenue is recognized upon transfer of control of promised products to customers, generally as risk of loss pass, in an amount that reflects the consideration the Company expects to receive in exchange for those products. Taxes collected from customers, which are subsequently remitted to governmental authorities, are excluded from revenue.

Retail customer loyalty liabilities are recognized in the period in which they are incurred and will often be retired without being utilized. Shipping and handling costs are expensed as incurred and are included in cost of sales, which were not material for the year ended December 31, 2019.

The Company operates in a highly regulated environment in which state regulatory approval is required prior to the customer being able to purchase the product, either through the Colorado Marijuana Enforcement Division for wholesale clients or the Colorado Department of Public Health and Environment for medical patients.

Expenses

Cost of Goods Sold, Net of Depreciation and Amortization

Cost of goods sold primarily consisted of allocated salaries and wages of employees directly related with the production process, allocated depreciation and amortization directly related to the production process, cultivation supplies, rent and utilities.

Operating Expenses

Operating expenses encompass personnel costs, sales and marketing expenses, general and administrative expenses, professional and legal fees and depreciation and amortization related to the property and equipment and intangibles acquired through the acquisition of CMI. Personnel costs consist primarily of consulting expense and administrative salaries and wages. Sales and marketing expenses consist primarily of advertising and marketing, and salaries related to sales and marketing employees. General and administrative expenses are comprised of travel expenses, accounting expenses, and board fees. Professional services are principally comprised of outside legal and professional fees.

REDWOOD GREEN CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Other Expense, net

Other expense, net consisted of interest expense, loss on impairment of goodwill, other income and (loss) gain on foreign exchange.

Inventory, net

Inventory, net is stated at the lower of cost or net realizable value. The Company compares the cost of inventory with market value and write down inventories to net realizable value, if lower. The Company writes down inventory when conditions indicate that the net realizable value may be less than cost due to physical deterioration, obsolescence, changes in price levels or other factors. Due to changing market conditions, management conducted a thorough review of its inventory. As a result, a provision for inventory losses of $163,800 relating to CBD isolate was charged against operations in 2019 to write down inventory to its net realizable value. This was based on the Company’s best estimates of product sales prices and customer demand patterns. It is at least reasonably possible that the estimates used by the Company to determine its provision for inventory losses will be materially different from the actual amounts or results. These differences could result in materially higher than expected inventory provisions, which could have a materially adverse effect on the Company’s results of operations and financial condition in the near term.

Property and Equipment, net

Purchase of property and equipment are recorded at cost. Improvements and replacements of property and equipment are capitalized. Maintenance and repairs that do not improve or extend the lives of property and equipment are charged to expense as incurred. When assets are sold or retired, their cost and related accumulated depreciation are removed from the accounts and any gain or loss is reported in the consolidated statements of operations. Depreciation and amortization expense is recognized using the straight-line method over the estimated useful life of each asset, as follows:

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

Intangible assets with finite lives are recorded at their estimated fair value at the date of acquisition and are amortized over their estimated useful lives using the straight-line method. The estimated useful lives of intangible assets are as follows:

Estimated Useful Life
Customer relationships	6 years
Trademark/trade name	Indefinite
Developed manufacturing process	Indefinite

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

REDWOOD GREEN CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Goodwill

Goodwill and identifiable intangible assets that have indefinite useful lives are not amortized, but instead are tested annually at December 31 for impairment and upon the occurrence of certain events or substantive changes in circumstances.

We account for the impairment of goodwill under the provisions of ASU 2011-08 (“ASU 2011-08”), “Intangibles Goodwill and Other (Topic 350): Testing Goodwill for Impairment.” ASU 2011-08 updated the guidance on the periodic testing of goodwill for impairment. The updated guidance gives companies the option to perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount.

The Company performs impairment testing for goodwill using a three-step approach. Step “zero” of the annual goodwill impairment test allows for the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. An entity may choose to perform the qualitative assessment on none, some or all of its reporting units or an entity may bypass the qualitative assessment for any reporting unit and proceed directly to step “one” of the quantitative impairment test. If it is determined, on the basis of qualitative factors, that the fair value of a reporting unit is, more likely than not, less than its carrying value, the quantitative impairment test is required. Step “one” of the quantitative impairment test compares the net assets of the of the relevant reporting entity to its carrying value. Step “two” of the quantitative impairment test calculates any goodwill impairment as the difference between the carrying amount of a reporting unit and its fair value, but not to exceed the carrying amount of goodwill.

Indefinite-Lived Intangible Assets

Indefinite-lived intangible assets established in connection with business combinations consist of trademarks, trade names and developed manufacturing processes. The impairment test for identifiable indefinite-lived intangible assets consists of a comparison of the estimated fair value of the intangible asset with its carrying value. If the carrying value exceeds its fair value, an impairment loss is recognized in an amount equal to that excess.

At December 31, 2019, management believes that based upon qualitative factors, no impairment of goodwill or indefinite-lived intangible assets is necessary.

Contingencies

An initial right-of-use (“ROU”) asset of $1,411,461 was recognized upon the CMI Transaction. The Company adopted ASU Topic 842 January 1, 2019, but had no reportable operating leases at that point in time.

Income Taxes

The Company uses the liability method of accounting for income taxes as set forth in ASC 740, Income Taxes. Under the liability method, deferred taxes are determined based on the temporary differences between the financial statement and tax basis of assets and liabilities using tax rates expected to be in effect during the years in which the basis differences reverse. A valuation allowance is recorded when it is likely that the deferred tax assets will not be realized. We assess our income tax positions and record tax benefits for all years subject to examination based upon our evaluation of the facts, circumstances and information available at the reporting date. In accordance with ASC 740-10, for those tax positions where there is a greater than 50% likelihood that a tax benefit will be sustained, our policy will be to record the largest amount of tax benefit that is more likely than not to be realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. For those income tax positions where there is less than 50% likelihood that a tax benefit will be sustained, no tax benefit will be recognized in the financial statements.

Comprehensive Loss

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive income (loss) and its components in the condensed consolidated financial statements. During the year ended December 31, 2019 and 2018, the Company’s only component of comprehensive loss was foreign currency translation adjustments pertaining to the Company’s former subsidiary Devco.

REDWOOD GREEN CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fair Value Measurements

Certain assets and liabilities of the Company are carried at fair value under GAAP. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. Financial assets and liabilities carried at fair value are to be classified and disclosed in one of the following three levels of the fair value hierarchy, of which the first two are considered observable and the last is considered unobservable:

●	Level 1 — Quoted prices in active markets for identical assets or liabilities.

●	Level 2 — Observable inputs (other than Level 1 quoted prices), such as quoted prices in active markets for similar assets or liabilities, quoted prices in markets that are not active for identical or similar assets or liabilities, or other inputs that are observable or can be corroborated by observable market data.

●	Level 3 — Unobservable inputs that are supported by little or no market activity that are significant to determining the fair value of the assets or liabilities, including pricing models, discounted cash flow methodologies and similar techniques.

The carrying values reported in the consolidated balance sheets for cash, prepaid expenses, inventories, accounts payable, notes payable, and taxes payable approximate fair values because of the immediate or short-term maturities of these financial instruments. There were no other assets or liabilities that require fair value to be recalculated on a recurring basis.

Net Loss per Share

The Company follows ASC 260, Earnings Per Share, which requires presentation of basic and diluted earnings per share (“EPS”) on the face of the income statement for all entities with complex capital structures. Net earnings or loss per share is computed by dividing net income or loss by the weighted-average number of common shares outstanding during the period, excluding shares subject to redemption or forfeiture. The Company presents basic and diluted net earnings or loss per share. Diluted net earnings or loss per share reflect the actual weighted average of common shares issued and outstanding during the period, adjusted for potentially dilutive securities outstanding. Potentially dilutive securities are excluded from the computation of the diluted net loss per share if their inclusion would be anti-dilutive. There were no potentially dilutive items outstanding as of December 31, 2019 and 2018 and diluted net loss per share is the same as basic net loss per share for each period.

Recent Accounting Pronouncements

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (ASC 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement. ASU 2018-13 removes certain disclosures, modifies certain disclosures and adds additional disclosures. The ASU is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2019. Early adoption is permitted. The Company has evaluated that this update will not have a material impact on its financial statements and related disclosures.

In February 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842) (“ASC 842”). In July 2018, the FASB issued ASU No. 2018-10, Codification Improvements to Topic 842, Leases (“ASU 2018- 10”), which provides narrow amendments to clarify how to apply certain aspects of the new lease standard, and ASU No. 2018-11, Leases (Topic 842)-Targeted Improvements (“ASU 2018-11 “), which addressed implementation issues related to the new lease standard. Under ASC 842, leases are classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The standard also requires disclosures to help investors and other financial statement users better understand the amount, timing and uncertainty of cash flows arising from leases. ASU 2016-02 was effective for annual reporting periods beginning after December 15, 2018 and interim periods within that reporting period. The Company adopted ASC 842 on January 1, 2019 and used the modified retrospective approach with the effective date as the date of initial application. Prior period results continue to be presented under ASC 840 based on the accounting standards originally in effect for such periods.

REDWOOD GREEN CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. Revenue Recognition

The Company adopted the new revenue standard, ASC 606, using the modified retrospective method with respect to all non-completed contracts as of January 1, 2018. This method required retrospective application of the new accounting standard to all unfulfilled contracts that were outstanding as of January 1, 2018.

The Company has determined that there were no adjustments required with respect to the adoption of ASC 606 with respect to any prior periods.

Disaggregated Revenue

	For the Years Ended December 31,
	2019	2018
Types of Revenues:
Medical retail	$2,337,024	$-
Medical wholesale	379,706	-
Recreational wholesale	753,405	-
Other revenues	8,679	-
Total revenues	$3,478,814	$-

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

The Company evaluated the acquisition of the purchased assets under ASC 805 and concluded that as substantially all of the fair value of the gross assets acquired is concentrated in an identifiable group of similar assets, the transaction did not meet the requirements to be accounted for as a business combination and therefore was accounted for as an asset acquisition. The purchase price of the General Extract assets are as follows:

Cash	$4,506
Research and development	477,585
Total assets acquired	$482,091

The acquired research and development asset was deemed to have no alternative future use, thus, pursuant to ASC 730, Research and Development was expensed on the acquisition date and included in the accompanying consolidated statements of operations for the year ended December 31, 2019.

6. Business Combination

Effective July 15, 2019, the Company, acquired cannabis brands and other assets of CMI. In consideration of the sale and transfer of the acquired assets, the Company delivered 13,553,233 shares of Redwood Green common stock, in addition to $1,999,770 in cash to CMI.

The CMI Transaction was accounted for as a business combination in accordance with ASC 805, Business Combinations (“ASC 805”). The Company has determined preliminary fair values of the assets acquired and liabilities assumed. These values are subject to change as we perform additional reviews of our assumptions utilized.

REDWOOD GREEN CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company has made a provisional allocation of the purchase price in regard to the CMI Transaction related to the assets acquired and the liabilities assumed as of the purchase date. The following table summarizes the provisional purchase price allocations relating to the CMI Transaction:

Cash	$1,999,770
Common stock	6,776,617
Total purchase price	$8,776,387

Description	Fair Value	Weighted Average Useful Life (in years)
Assets acquired:
Cash	$136,653
Other current assets	74
Property and equipment, net	1,985,738
Intangible assets:
Customer relationships	215,900	6
Trademark/trade name	1,340,000	Indefinite
Developed manufacturing process	1,330,000	Indefinite
Goodwill	5,855,748
Right of use asset	1,411,461
Deposits	12,348
Total assets acquired	$12,287,922
Liabilities assumed:
Notes payable	$147,268
Notes payable, related parties	760,573
Right of use liability	1,411,460
Total liabilities assumed	2,319,301
Noncontrolling interests	1,192,234
Estimated fair value of net assets acquired	$8,776,387

Unaudited Pro Forma Results

CMI contributed revenues of $3,460,566 and a net income of $303,638 for the period July 15, 2019 through December 31, 2019, included in the Company’s consolidated statements of operations.

The following table below represents the revenue, net loss and loss per share effect of the acquired company, as reported in our pro forma basis as if the acquisition occurred on January 1, 2018. These pro forma results are not necessarily indicative of the results that actually would have occurred if the acquisition had occurred on the first day of the periods presented, nor does the pro forma financial information purport to represent the results of operations for future periods.

	For the Year Ended December 31,
	2019	2018
Net sales	$6,798,227	$6,367,118
Net loss	$(2,459,275)	$(414,282)
Net loss per common share	$(0.02)	$(0.01)

REDWOOD GREEN CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. Variable Interest Entities

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

The following assets and liabilities of CMI are included in the accompanying financial statements of the Company as of December 31, 2019:

Description	As of December 31, 2019
Current assets	$882,232
Non-current assets	750,000
Total assets	1,632,232

Current liabilities	337,386
Non-current liabilities	-
Total liabilities	337,386
Net assets	$1,294,846

Description	For the period of July 15, 2019 through December 31, 2019

Net sales	$3,460,566
Cost of goods sold, net of depreciation and amortization	2,237,006
Gross profit	$1,223,560

Operating expenses
Personnel costs	266,166
Sales and marketing	413,710
General and administrative	132,238
Legal and professional fees	81,234
Depreciation and amortization	16,653
Bad debt expense	-
Total operating expenses	910,001
Income from operations	313,559

Other income	(3,092)
Interest expense	13,013
Total other expenses	9,921
Net income	$303,638

REDWOOD GREEN CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. Discontinued Operations

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

The accompanying condensed consolidated balance sheets include the following carrying amounts of assets and liabilities related to these discontinued operations:

	December 31, 2019	July 1, 2019*	December 31, 2018
Assets
Cash	$-	$18,472	$9,351
Inventory, net	-	-	10,459
Prepaid expenses and advances	-	29,980	28,428
Current assets held for sale	-	48,452	48,238
Property and equipment, net	-	456,762	457,361
Total assets held for sale	-	505,214	505,599

Liabilities
Accounts payable and accrued liabilities	-	23,123	25,860
Total liabilities held for sale	-	23,123	25,860
Net assets	$-	$482,091	$479,739

The condensed consolidated statements of operations include the following operating results related to these discontinued operations:

	December 31, 2019	December 31, 2018
Selling, marketing and administrative	$19,716	$98,591
Impairment loss	903	-
Interest expense	310	608
Net loss from discontinued operations, before taxes	(20,929)	(99,199)
Income taxes	1,350	-
Net loss from discontinued operations, net of tax	$(22,279)	$(99,199)

Foreign currency translation adjustments	(5,370)	(15,097)
Comprehensive loss from discontinued operations, net of tax	$(27,649)	$(114,296)

The consolidated statements of cash flows include non-cash impairment charges of $903 and depreciation expense of $368 for the year ended December 31, 2019 related to these discontinued operations. For the year ending December 31, 2018, statements of cash flows include non-cash impairment charges of $0 and depreciation expense of $0 for the year ended December 31, 2018 related to these discontinued operations.

REDWOOD GREEN CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. Inventory, Net

Inventory, net consisted of the following:

	As of December 31,
	2019	2018
Finished goods - cannabidiol	$503,800	$-
Provision for inventory losses	(163,800)	-
	$340,000	$-

The Company re-negotiated the selling price of the finished goods as of December 31, 2019, resulting in a $240,000 reduction in cost and a gross inventory balance of $503,800.

10.	Property and Equipment, Net

Property and equipment, net consisted of the following:

	December 31,
	2019	2018
Leasehold improvements	$2,223,609	$-
Machinery and equipment	888,786	-
Furniture and fixtures	43,331	-
Construction in progress	258,615	-
	3,414,341	-
Less: Accumulated depreciation	(1,261,715)	-
	$2,152,626	$-

Depreciation expense for the years ended December 31, 2019 and 2018 was $129,067, and $732, respectively.

11. Intangible Assets

The following table summarizes information relating to the Company’s identifiable intangible assets as of December 31, 2019:

	Estimated Useful Life (Years)	Gross Amount	Accumulated Amortization	Carrying Value
Amortized:
Customer relationships	6 years	$215,900	$16,653	$199,247
		215,900	16,653	199,247

Indefinite-lived
Trademark/trade name	Indefinite	1,340,000	-	1,340,000
Developed manufacturing process	Indefinite	1,330,000	-	1,330,000
		$2,885,900	$16,653	$2,869,247

Amortization expense was $16,653 and $0 for the years ending December 31, 2019 and 2018.

REDWOOD GREEN CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Estimated aggregate amortization expense for intangible assets subject to amortization for each of the following five years is as follows:

Years Ending December 31,
2020	$35,983
2021	35,983
2022	35,983
2023	35,983
2024	35,983
Thereafter	19,332
$199,247

12. Related Party Transactions

In conjunction with the CMI Transaction, the Company assumed a note payable in which the note holder, John Knapp (“Knapp”) is a significant shareholder in the Company. Additionally, Knapp is a former executive and board director, as well as current shareholder in PharmaCielo Ltd. (“PharmaCielo”), a supplier of naturally grown and processed medicinal-grade cannabis oil extracts. As of December 31, 2019, the outstanding balance of the notes payable, related party was $307,450. No terms have been agreed to between the Company and Knapp. The note is assumed to be due on demand. Effective February 25, 2020, Knapp resigned as a director of Redwood Green. Refer to note 7 for additional details on the relationship of CMI as a VIE.

PharmaCielo Ltd (“PharmaCielo”) is a large grower of hemp and producer of CBD isolate and other related products, based in Toronto, Canada, with operational headquarters in Colombia. The Company and PharmaCielo share significant shareholders, including John Knapp and Anthony Wile, as noted below. Additionally, executives and members of the Redwood Green Board of Directors previously held management and governance roles with PharmaCielo, including our current chairman, Dr. Delon Human, who served as Vice Chairman of the Board from 2016 to 2019, as well as President and global head of health and innovation from January 2019 to January 2020, and our previous Chief Executive Officer, Christopher Hansen, who was the founding CEO of PharmaCielo. In 2019, a wholly owned subsidiary of the Company purchased raw material products from PharmaCielo Colombia Holdings S.A.S., a wholly owned subsidiary of PharmaCielo, for distribution in the United States. As of December 31, 2019, Redwood Green held inventory, net purchased from PharmaCielo valued at approximately $340,000. The Company re-negotiated the selling price of the finished goods as of December 31, 2019, resulting in a $240,000 reduction in the original cost. Refer to note 3 and 9 for additional details on inventory, net.

13. Stockholders’ Equity

From June to August 2019, the Company completed a private placement for the sale of its common stock. The Company issued 14,325,005 shares of common stock for gross proceeds of $7,162,503, or $0.50 per share, minus equity issuance costs of $72,096.

In July 2019, the Company issued 13,553,233 shares of common stock in connection with the CMI Transaction (refer to Note 6).

During the year ended December 31, 2019, the Company issued 790,000 shares of common stock pursuant to advisory agreements. The fair value of $395,000 was included in legal and professional fees in the consolidated statements of operations.

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

REDWOOD GREEN CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14. Income Taxes

Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carry forwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax basis. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in the tax laws and rates on the date of enactment. The Company recognizes interest and penalties related to unrecognized tax benefits within income tax expense.

The provision (benefit) for income taxes for the years ended December 31, 2019 and 2018 consists of:

	2019	2018
Current (benefit) provision
Federal	$-	$-
State	-	-
Total Current	-	-

Deferred (benefit) provision
Federal	$1,707	$-
State	2,984	-
Total Deferred	$4,691	$-

Total Provision	$4,691	$-

The statutory federal income tax rate (21 percent) for the years ended December 31, 2019 and 2018 is reconciled to the effective income tax rate as follows:

	Tax	Percentage
Income Taxes At Statutory Federal Income Tax Rate	$(638,414)	21.00%
State Taxes, Net Of Federal Income Tax Benefit	2,984	(0.10%)
Meals & Entertainment	1,250	(0.04%)
Penalties and Fines	-	0.00%
Return to Provision Adjustment - Permanent Items	-	0.00%
Deferred Only Adjustment	64,018	(2.11%)
Change in Valuation Allowance	242,204	(7.97%)
Section 280E Expense Disallowance	324,745	(10.68%)
Other	7,904	(0.26%)
Effective tax	$4,691	(0.16%)

REDWOOD GREEN CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Deferred tax assets and liabilities by type at December 31, 2019 and 2018 are as follows:

Deferred Tax Assets (Liabilities):	2019	2018
Fixed Assets - Depreciation - COGS	$(60,244)	$-
Fixed Assets - Depreciation - Non COGS	456	-
Trademark/Trade Name	(1,498)	-
Developed Manufacturing Process - Extraction	(10,021)	-
Customer Relationships	368	-
Cannabis Licenses	1,257	-
Goodwill - CMI	10,567	-
IPR&D	113,836	-
NOL - Federal Pre-2018	43,368	43,367
NOL - Federal Post-2017	295,034	79,063
NOL - State	119,215	-
Deferred Tax Assets (Liabilities)	$512,338	$122,430

Valuation Allowance	(517,029)	(122,430)

Net Deferred Tax Assets (Liabilities)	$(4,691)	$-

At December 31, 2019 and 2018, the Company had federal net operating loss carry forwards of approximately $1,788,140 and $583,001 that may be offset against future taxable income from the years 2020 through 2039. State net operating losses were approximately $2,574,837 and $0 at December 31, 2019 and 2018.  However, as a result of the 2017 Tax Cuts and Jobs Act (“TCJA”) and the 2020 Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), any federal net operating losses generated in years beginning after December 31, 2017 and before January 1, 2021 can be carried forward indefinitely to offset taxable income in future periods. The amount of NOLs with no expiration totalled $1,404,924 as of December 31, 2019. The deferred tax assets before valuation allowance for the net operating losses were $512,338 and $122,430 as of December 31, 2019 and 2018.

Management assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing deferred tax assets. On the basis of this evaluation, as of December 31, 2019, the Company has recorded a full valuation allowance against its net deferred tax assets. The valuation allowance is estimated to be approximately $517,029 and $122,430 for the years ended December 31, 2019 and 2018, respectively. However, because deferred tax liabilities related to indefinite lived intangibles cannot be used as a source of income to recognize deferred tax assets with definite lives, the recorded valuation allowance exceeded the net deferred assets resulting in an overall net deferred tax liability, as reflected in the table above.

The Company has adopted the provisions of ASC 740 which prescribe the procedures for recognition and measurement of tax positions taken or expected to be taken in income tax returns. As of December 31, 2019, the Company does not have an accrual relating to uncertain tax positions. It is not anticipated that unrecognized tax benefits would significantly increase or decrease within 12 months of the reporting date.

15. Commitments & Contingencies

Occasionally, the Company may be involved in claims and legal proceedings arising from the ordinary course of its business. The Company records a provision for a liability when it believes that it is both probable that a liability has been incurred, and the amount can be reasonably estimated. If these estimates and assumptions change or prove to be incorrect, it could have a material impact on the Company’s consolidated financial statements. Contingencies are inherently unpredictable, and the assessments of the value can involve a series of complex judgments about future events and can rely heavily on estimates and assumptions.

REDWOOD GREEN CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. Operating lease payments are recognized as lease expense on a straight-line basis over the lease term. The Company primarily leases buildings (real estate) which are classified as operating leases. ASC 842 requires a lessee to discount its unpaid lease payments using the interest rate implicit in the lease or, if that rate cannot be readily determined, its incremental borrowing rate. As an implicit interest rate is not readily determinable in the Company’s leases, the incremental borrowing rate is used based on the information available at commencement date in determining the present value of lease payments.

The lease term for all of the Company’s leases includes the non-cancellable period of the lease plus any additional periods covered by either a Company option to extend (or not to terminate) the lease that the Company is reasonably certain to exercise, or an option to extend (or not to terminate) the lease controlled by the lessor. Options for lease renewals have been excluded from the lease term (and lease liability) for the majority of the Company’s leases as the reasonably certain threshold is not met.

Lease payments included in the measurement of the lease liability are comprised of fixed payments, variable payments that depend on index or rate, and amounts probable to be payable under the exercise of the Company option to purchase the underlying asset if reasonably certain.

Variable lease payments not dependent on a rate or index associated with the Company’s leases are recognized when the event, activity, or circumstance in the lease agreement on which those payments are assessed as probable. Variable lease payments are presented as operating expenses in the Company’s income statement in the same line item as expense arising from fixed lease payments. As of and during the year ended December 31, 2019, management determined that there were no variable lease costs.

Operating Leases

The Company previously amended a lease with an unrelated third party for its Englewood retail location for which the Company still holds as of December 31, 2019. The lease expires in March 2021 and lease payments increase approximately 5% of base rent annually.

The Company previously amended a lease with an unrelated third party as the space for its production facility for which the Company still holds as of December 31, 2019. The lease expires in April 2022 and lease payments increase approximately 6% of base rent annually.

The Company previously amended a lease with an unrelated third party for its Lakewood retail location for which the Company still holds as of December 31, 2019. The lease expires in March 2022 and lease payments increase approximately 4% of base rent annually.

Future minimum lease commitments under operating leases as of December 31, 2019 are as follows:

Years Ending December 31,
2020	$627,132
2021	638,586
2022	218,168
Total undiscounted operating lease payments	1,483,886
Less: imputed interest	(240,154)
Present value of operating lease liability	$1,243,732

Weighted-average remaining lease term (years)	1.92
Weighted-average remaining discount rate	15%

REDWOOD GREEN CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

There are no other leases that meet the reporting standards of ASU Topic 842 as the Company does not have any other leases with a term exceeding twelve months. Other lease payments not accounted for under ASU Topic 842 total approximately $31,000 for the year ended December 31, 2019.

An initial right-of-use (“ROU”) asset of $1,411,461 was recognized upon the CMI Transaction. The Company adopted ASU Topic 842 January 1, 2019, but had no reportable operating leases at that point in time. While no cash payments were made for operating lease liabilities subsequent to the acquisition of CMI, the present value of the liabilities decreased by $168,000 for the period from the acquisition to December 31, 2019. This balance is included in the operating section of the statement of cash flows for the period ending December 31, 2019. Operating lease cost was approximately $252,000 for the period from the acquisition to December 31, 2019.

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

16. Subsequent Events

Effective February 25, 2020, John Knapp resigned as a director of the Company. Knapp’s resignation was not a result of any disagreements with the Company.

Effective February 26, 2020, the Company accepted Christopher Hansen’s resignation from his position as Chief Executive Officer of the Company. Hansen’s resignation was not a result of any disagreements with the Company. Hansen will remain a member of its Board of Directors until the earlier of the completion of a new business plan for the Company and the next annual meeting of shareholders, anticipated to be held in May 2020, and will continue as a consultant to the Company through December 31, 2020.

Effective February 26, 2020, the Board appointed Michael Saxon, to the roles of Chief Executive Officer of the Company and a member of the Board.

Effective as of March 3, 2020, Faun Chapin resigned as a director of Redwood Green. Ms. Chapin’s resignation was not a result of any disagreements with the Company or its management.

On March 11, 2020, the World Health Organization declared the novel strain of coronavirus (COVID-19) a global pandemic and recommended containment and mitigation measures worldwide. The Company is monitoring this closely, and although operations have not been materially affected by the coronavirus outbreak to date, the ultimate severity of the outbreak is uncertain. Further the uncertain nature of its spread globally may impact our business operations resulting from quarantines of employees, customers, and third-party service providers. At this time, the Company is unable to estimate the impact of this event on its operations.