Form 10-Q
period 2020-03-31
Redwood Green Corp.
filed 2020-05-14
CIK 1533030

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) ☐ Yes ☒ No

As of May 14, 2020, the registrant had 107,992,257 shares of its common stock, par value $0.001 per share, outstanding.

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

Factors that could cause our actual results to differ materially from those expressed or implied by forward-looking statements include, but are not limited to:

●	Trends affecting our financial condition, results of operations or future prospects, including the impact of COVID-19;

●	Our business and growth strategies;

●	Our financing plans and forecasts;

●	The factors that we expect to contribute to our success and our ability to be successful in the future;

●	Our business model and strategy for realizing positive results as sales increase;

●	Competition, including our ability to respond to such competition and its expectations regarding continued competition in the market in which we compete;

●	Our ability to meet our projected operating expenditures and the costs associated with development of new projects;

●	The impact of new accounting pronouncements on our financial statements;

●	Whether our cash flows from operating activities will be sufficient to meet our operating expenditures;

●	Our market risk exposure and efforts to minimize risk;

●	Regulations, including tax law and practice, federal and state laws governing the cannabis and CBD industries, and tariff legislation;

●	Our overall outlook including all statements under Management’s Discussion and Analysis of Financial Condition and Results of Operations;

●	That estimates and assumptions made in the preparation of financial statements in conformity with accounting principles generally accepted in the United states (“GAAP”) may differ from actual results; and

●	Our expectations as to future financial performance, cash and expense levels and liquidity sources.

Any forward-looking statements in this Quarterly Report on Form 10-Q reflect our current views with respect to future events or to our future financial performance. A more detailed description of risk factors that may affect our operating results can be found in Part II, Item 1A. “Risk Factors” in this Quarterly Report on Form 10-Q and Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 filed with the SEC on April 3, 2020, and our other filings with the SEC. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future.

i

REDWOOD GREEN CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31, 2020	December 31, 2019 (Revised)
ASSETS
Current assets:
Cash and cash equivalents (Note 2)	$1,606,812	$3,473,770
Accounts receivable, net (Note 2)	170,565	113,599
Prepaid expenses	313,140	112,143
Inventory, net (Note 2)	1,147,504	1,108,633
Assets held for sale, current	-	7,134
Total current assets	3,238,021	4,815,279

Property and equipment, net	2,351,836	2,152,626
Goodwill	4,663,514	4,663,514
Intangible assets, net	2,860,280	2,869,247
Security deposits	15,608	15,608
Right of use asset, net	1,137,963	1,243,732
Total assets	$14,267,222	$15,760,006

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses (Note 2)	$1,995,644	$1,092,236
Taxes payable	22,628	24,865
Notes payable, related parties	307,450	307,450
Right of use liability, current portion	497,818	471,656
Total current liabilities	2,823,540	1,896,207
Deferred tax liability	-	4,691
Right of use liability	640,145	772,076
Total liabilities	3,463,685	2,672,974

Commitments and contingencies (Note 15)

Shareholders’ equity:
Preferred stock, $0.001 par value, 100,000 shares authorized, no shares issued and outstanding respectively	-	-
Common stock, $0.001 par value, 500,000,000 shares authorized, 107,992,257 and 106,216,708 shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively	107,992	106,216
Additional paid-in capital	18,206,141	16,894,103
Accumulated deficit	(7,510,596)	(3,913,287)
Total shareholders’ equity	10,803,537	13,087,032
Total liabilities and shareholders’ equity	$14,267,222	$15,760,006

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

REDWOOD GREEN CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended March 31,
	2020	2019

Net sales	$1,593,790	$-
Cost of goods sold, inclusive of depreciation of $67,317 and provision for inventory loss of $400,787	1,811,760	-
Gross loss	(217,970)	-

Operating expenses:
Personnel costs	814,276	-
Sales and marketing	212,761	-
General and administrative	1,649,816	47,623
Legal and professional fees	692,049	-
Amortization expense	8,967	-
Total operating expenses	3,377,869	47,623
Loss from operations	(3,595,839)	(47,623)

Other income (expenses):
Interest expense	(1,470)	-
Loss on foreign exchange	-	(446)
Total other expenses	(1,470)	(446)
Net loss from continuing operations	(3,597,309)	(48,069)
Net loss from discontinued operations	-	(23,269)
Net loss	$(3,597,309)	$(71,338)

Comprehensive loss from discontinued operations	$-	$454
Comprehensive loss	$(3,597,309)	$(70,884)

Net loss per common share:
Loss from continuing operations - basic and diluted	$(0.03)	$(0.00)

Loss from discontinued operations - basic and diluted	$-	$(0.00)

Loss per common share - basic and diluted	$(0.03)	$(0.00)

Weighted average common shares outstanding—basic and diluted	106,679,620	76,400,016

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

REDWOOD GREEN CORP.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(UNAUDITED)

	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Shareholders’
	Shares	Amount	Capital	Deficit	Loss	Equity
Balance at December 31, 2019 (Revised)	106,216,708	$106,216	$16,894,103	$(3,913,287)	$-	$13,087,032

Issuance of common stock pursuant to separation agreement	1,175,549	1,776	763,049			1,154,285

Issuance of common stock resulting from accelerated vesting of restricted stock units	600,000	600	389,460			390,060

Stock-based compensation	-	-	159,529	-	-	159,529

Net loss	-	-	-	(3,597,309)	-	(3,597,309)

Balance at March 31, 2020	107,992,257	$107,992	$18,206,141	$(7,510,596)	$-	$10,803,537

	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Shareholders’
	Shares	Amount	Capital	Deficit	Loss	Equity
Balance at December 31, 2018	76,400,016	$76,400	$1,425,885	$(840,656)	$(15,097)	$646,532

Net loss	-	-	-	(71,338)	454	(70,884)

Balance at March 31, 2019	76,400,016	$76,400	$1,425,885	$(911,994)	$(14,643)	$575,648

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

REDWOOD GREEN CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended March 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,597,309)	$(71,338)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation - cost of goods sold	67,317	-
Depreciation and amortization expense	8,967	368
Provision for inventory loss	400,787	-
Stock-based compensation expense	1,313,814	-
Change in operating assets and liabilities:
Accounts receivable	(56,966)	-
Prepaid expenses	(200,997)	-
Inventory, net	(439,658)	-
Accounts payable and accrued expenses	898,717	818
Asset held for sale	7,134	-
Taxes payable	(2,237)	-
Net cash used in operating activities from continuing operations	(1,600,431)	(70,152)
Net cash used in operating activities from discontinued operations	-	(4,483)
Net cash used in operating activities	(1,600,431)	(74,635)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(266,527)	-
Net cash used in investing activities from continuing operations	(266,527)	-
Net cash used in investing activities from discontinued operations	-	-
Net cash used in investing activities	(266,527)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds of notes payable, related parties	-	178
Net cash provided by financing activities from continuing operations	-	178
Net cash provided by financing activities from discontinued operations	-	-
Net cash provided by financing activities	-	178

Net decrease in cash from continuing operations	(1,866,958)	(69,974)
Net decrease in cash from discontinued operations	-	(4,483)
Effect of exchange rate changes on cash	-	106
Cash and cash equivalents at beginning of period	3,473,770	207,313
Cash and cash equivalents at end of period	$1,606,812	$132,962

Supplemental disclosure of cash flow information:
Cash paid for interest	$2,297	$-
Supplemental disclosure of non-cash investing and financing activities:
Issuance of common stock pursuant to separation agreement	$1,154,285	$-
Common stock issued pursuant to vesting of restricted stock units	$390,060	$-

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

On July 15, 2019, the Company, through its wholly owned subsidiary Good Acquisition Co., entered into a Membership Interest Purchase Agreement to acquire cannabis brands and other assets of Critical Mass Industries LLC DBA Good Meds (“CMI” and/or “Good Meds”), a Colorado limited liability company (“CMI Transaction”). CMI is licensed by the Marijuana Enforcement Division of Colorado Department of Revenue to produce cannabis and cannabis products under its six licenses. These licenses allow for cultivation, manufacturing of infused products and retail distribution. At the time the Company entered into the Membership Interest Purchase Agreement, Colorado law prohibited public companies, including the Company, from owning cannabis licenses. Therefore, CMI spun off certain assets acquired by the Company. Under the terms of the Membership Interest Purchase Agreement, CMI retained the cannabis license, inventory and accounts receivable (the “Cannabis License Assets”) and will continue to operate the cannabis business related to those assets. In consideration for the transfer of the acquired assets, the Company delivered 13,553,233 shares of the Company common stock, in addition to $1,999,770 in cash to CMI. An additional 1,500,000 shares of Redwood Green common stock were held and retained by the Company until the Cannabis License Assets can be purchased (see Note 2 and Note 7).

Good Meds, the operating unit of CMI is based in Denver, CO, and operates in a 90,000-square-foot cultivation and processing facility. Good Meds also owns and operates two medical cannabis dispensaries located in Lakewood, CO and Englewood CO. The business has been in operation since 2009. The Denver facility produces cannabis for sale as dry flower and biomass input for processing into Marijuana-Infused Products (“MIP”), such as live resin, wax and shatter.

Redwood Green operates a network of medical marijuana dispensaries and related businesses in the United States, where legally permitted, with a focus on both THC-dominant and CBD-dominant cannabis manufacturing, distribution and sales (see Note 2). Our mission is to deliver high-quality, safely manufactured, sustainable, innovative, and accessible cannabis products which support individual well-being.

2.	Variable Interest Entity

Pursuant to Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Section 810, Consolidation (“ASC 810”), the Company is required to include in its condensed consolidated financial statements, the financial statements of its variable interest entity (“VIE”). ASC 810 requires a VIE to be consolidated if that company is subject to a majority of the risk of loss for the VIE or is entitled to receive a majority of the VIE’s residual returns. VIEs are those entities in which a company, through contractual arrangements, bears the risk of, and enjoys the rewards normally associated with ownership of the entity, and therefore the company is the primary beneficiary of the entity.

REDWOOD GREEN CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Under ASC 810, a reporting entity has a controlling financial interest in a VIE, and must consolidate that VIE, if the total equity investment at risk is not sufficient to permit the legal entity to finance its activities without additional subordinated financial support provided by any parties, including equity holders. As of July 15, 2019, the Company consolidates CMI as a VIE pursuant to certain intellectual property, administrative and consulting agreement in which the Company is deemed the primary beneficiary of CMI. Accordingly, the results of CMI have been included in the accompanying condensed consolidated financial statements.

Furthermore, the Company notes it does not own the Cannabis License Assets; however pursuant to accounting principles generally accepted in the United States (“GAAP”), the Cannabis License Assets are consolidated in the accompanying consolidated financial statements along with certain liabilities and the associated revenues and expenses of CMI.

Description	As of March 31, 2020	As of December 31, 2019
Current assets
Cash and cash equivalents	$283,574	$467,460
Accounts receivable, net	158,665	113,599
Inventory, net	839,504	768,633
Total current assets	1,281,743	1,349,692

Total assets	$1,281,743	$1,349,692

Current liabilities
Accounts payable and accrued expenses	$370,018	$337,386
Total current liabilities	370,018	337,386

Total liabilities	370,018	337,386
Net assets	$911,725	$1,012,306

Description	For the Three Months Ended March 31, 2020
Net sales	$1,581,890
Cost of goods sold, inclusive of depreciation	1,378,177
Gross profit	$203,713

Operating expenses:
Personnel costs	85,164
Sales and marketing	197,844
General and administrative	69,106
Legal and professional fees	8,295
Amortization expense	8,967
Total operating expenses	369,376
Loss from operations	$(165,663)

Interest expense	1,472
Total other expenses	1,472
Net loss	$(167,135)

3.	Revision of Prior Period Financial Statements

On the consolidated balance sheet for the year ended December 31, 2019 and the quarter ended September 30, 2019, the Cannabis License Assets of CMI, a VIE in which the Company is deemed the primary beneficiary (Note 2), was presented as non-controlling interest pursuant to and in conjunction with the CMI Transaction. The Company does not own the Cannabis License Assets; however they are included in the accompanying consolidated financial statements for GAAP reporting purposes.

The Company revised its consolidated financial statements in which this line item was adjusted to correct the classification by reflecting accounts receivable, net of $113,599, inventory, net of $768,633 and accounts payable and accrued expenses of $337,386 in addition to a decrease in goodwill of $1,192,234 and an increase in additional-paid-in capital of $647,458.

REDWOOD GREEN CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The impact of these adjustments on the Company’s consolidated financial statements was as follows:

	December 31, 2019
	Previously Reported	Non-controlling Interest Adjustment	Revised (1)
Inventory, net (2)	$340,000	$768,633	$1,108,633
Accounts receivable, net (2)	$-	$113,599	$113,599
Total current assets	$3,933,047	$882,232	$4,815,279
Goodwill	$5,855,748	$(1,192,234)	$4,663,514
Total assets	$16,070,008	$(310,002)	$15,760,006
Accounts payable and accrued expenses	$754,850	$337,386	$1,092,236
Total current liabilities	$1,558,821	$337,386	$1,896,207
Total liabilities	$2,335,588	$337,386	$2,672,974
Additional paid-in capital	$16,246,645	$647,458	$16,894,103
Non-controlling interests in consolidated variable interest entity	$1,294,846	$(1,294,846)	$-
Total shareholders’ equity	$13,734,420	$(647,388)	$13,087,032
Total liabilities and shareholders’ equity	$16,070,008	$(310,002)	$15,760,006

(1)	There was no impact to the Company’s consolidated statements of operations.

(2)	The Company does not own the VIE’s portion of this asset. Amounts relating to the VIE are accounts receivable, net of $113,599 and inventory, net of $768,633.

4.	Going Concern Uncertainty, Financial Conditions and Management’s Plans

The Company believes that there is substantial doubt about the Company’s ability to continue as a going concern. The Company believes that its available cash balance as of the date of this filing will not be sufficient to fund its anticipated level of operations for at least the next twelve months. The Company believes that its ability to continue operations depends on its ability to sustain and grow revenue and results of operations as well as its ability to access capital markets when necessary to accomplish the Company’s strategic objectives. The Company believes that the Company will continue to incur losses for the immediate future. The Company expects to finance future cash needs from the results of operations and, depending on the results of operations, the Company will need additional equity or debt financing until the Company can achieve profitability and positive cash flows from operating activities, if ever. There can be no assurance that the Company will be able to attract needed financing on reasonable terms, if at all.

Our unaudited financial statements for the three months ended March 31, 2020 have been prepared on a going concern basis and contain an additional explanatory paragraph which identifies issues that raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The continuation of our company as a going concern is dependent upon the continued financial support from its shareholders, the ability of our company to obtain necessary equity or debt financing to continue operations, and ultimately the attainment of profitable operations. As of March 31, 2020, our company used $1,600,431 of cash for operating activities, incurred a net loss of $3,597,309 and has an accumulated deficit of $7,510,596 since inception. These factors raise substantial doubt regarding our company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should our company be unable to continue as a going concern.

The 2019 novel coronavirus (COVID-19) pandemic and responses to this crisis, including actions taken by federal, state and local governments, have had an impact on the operations of the company, including, without limitation, the following: reduced staffing due to employee suspected conditions and social distancing measures; constraints on productivity; management and staff non-essential business-related travel was constrained due to stay-at-home orders; most employees have shifted to remote work resulting in loss of productivity; consumers visiting dispensaries operated under license impacted by stay-at-home orders. Management has made reasonable alternative arrangements, including attempts to render meetings and other workflow processes more efficient despite remote work; however, these have had limited success as at-home working conditions differ and certain employees roles are not amenable to work from home. Management continues to monitor the COVID-19 pandemic situation and federal, state and local recommendations and will provide updates as appropriate.

REDWOOD GREEN CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

5.	Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with GAAP for interim financial information and with the Securities and Exchange Commission (“SEC”) for interim reporting. Accordingly, they do not include certain footnotes and financial presentations normally required under GAAP for complete financial statements. The condensed consolidated financial statements include the accounts of the Redwood Green, General Extract and CMI, a VIE for which the Company is deemed to be the primary beneficiary. All significant intercompany balances and transactions have been eliminated in consolidation. The Company operates as one segment from its corporate headquarters in Colorado. The unaudited condensed consolidated financial statements have been prepared on the same basis as the annual financial statements, with exception to the revision as described in Note 3 and reflect all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position and the results of operations and cash flows. The results for the three-month period ended March 31, 2020 are not necessarily indicative of the results to be expected for any subsequent period or the entire year ending December 31, 2020. These unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s annual audited financial statements and notes thereto for the year ended December 31, 2019, included in the Company’s Form 10-K filed on April 3, 2020 with the SEC.

Use of Estimates

The preparation of the Company’s financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of expenses during the reporting period. Significant estimates and assumptions reflected in these financial statements include, but are not limited to determining the fair value of the assets acquired and liabilities assumed in acquisition, determining the fair value and potential impairment of inventory, determining the useful lives and potential impairment of long-lived assets and potential impairment of goodwill. The Company bases its estimates on historical experience, known trends and other market-specific or other relevant factors that it believes to be reasonable under the circumstances. On an ongoing basis, management evaluates its estimates when there are changes in circumstances, facts and experience. Changes in estimates are recorded in the period in which they become known. Actual results could differ from those estimates.

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

Accounts Receivable, net

Accounts receivable, net is comprised of balances due from customers and are recorded at the invoiced amount. Past due balances are determined based on the contractual terms of the arrangements. Accounts receivable are accrued against when management determines, after considering economic and business conditions and all means of collection efforts have been exhausted and the potential for recovery is considered remote, that the collection of receivables is doubtful. Accounts receivable amounts related to the VIE, net of allowance for doubtful accounts, were $158,665 and $113,599 as of March 31, 2020 and December 31, 2019, respectively. Uncollectible accounts previously recorded as receivables are recognized as bad debt expense, with a corresponding decrease to accounts receivable. There was no bad debt expense for the three months ending March 31, 2020 and 2019.

Inventory, net

Inventory, net is comprised of work-in-process and finished goods consisting of cannabis and cannabidiol products. Cost includes expenditures directly related to the manufacturing process as well as suitable portions of related production overheads, based on normal operating capacity. Inventory, net is stated at the lower of cost or net realizable value. The Company compares the cost of inventory with market value and writes down inventories to net realizable value, if lower. In evaluating whether inventories are stated at lower of cost or net realizable value, management considers such factors as inventories on hand, physical deterioration, obsolescence, changes in price levels, estimated time to sell such inventories and current market conditions. Due to changing market conditions, management conducted a thorough review of its inventory. As a result, a provision for inventory losses of $400,787 was charged against cost of goods sold during the three months ended March 31, 2020, due to a write down inventory to its net realizable value. This was based on the Company’s best estimates of product sales prices and customer demand patterns. It is at least reasonably possible that the estimates used by the Company to determine its provision for inventory losses will be materially different from the actual amounts or results. These differences could result in materially higher than expected inventory provisions, which could have a materially adverse effect on the Company’s results of operations and financial conditions in the near term.

REDWOOD GREEN CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Revenue Recognition

Under FASB Topic 606, Revenue from Contacts with Customers (“ASC 606”), the Company recognizes revenue when the customer obtains control of promised goods or services, in an amount that reflects the consideration which is expected to be received in exchange for those goods or services. The Company recognizes revenue following the five-step model prescribed under ASC 606: (i) identify contract(s) with a customer; (ii) identify the performance obligation(s) in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligation(s) in the contract; and (v) recognize revenues when (or as) the Company satisfies a performance obligation.

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

Retail customer loyalty liabilities are recognized in the period in which they are incurred and will often be retired without being utilized. Shipping and handling costs are expensed as incurred and are included in cost of sales, which were not material for the three months ended March 31, 2020.

The Company operates in a highly regulated environment in which state regulatory approval is required prior to the customer being able to purchase the product, either through the Colorado Marijuana Enforcement Division for wholesale clients or the Colorado Department of Public Health and Environment for medical patients.

Stock-Based Compensation

The fair value of restricted stock units (“RSUs”) granted are measured on the grant date using the closing price of the Company’s common shares on the grant date. The Company accounts for forfeitures as they occur, rather than estimating expected forfeitures over the course of a vesting period. All stock-based compensation costs are recorded in general and administrative expenses in the condensed consolidated statements of operations.

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

Comprehensive Loss

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive income (loss) and its components in the condensed consolidated financial statements. For the three months ended March 31, 2020 and 2019, the Company’s only component of comprehensive loss was foreign currency translation adjustments pertaining to the Company’s former subsidiary Devco.

REDWOOD GREEN CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

The carrying values reported in the condensed consolidated balance sheets for cash, prepaid expenses, inventories, accounts payable, notes payable, and taxes payable approximate fair values because of the immediate or short-term maturities of these financial instruments. There were no other assets or liabilities that require fair value to be recalculated on a recurring basis.

Net Loss per Share

The Company follows ASC 260, Earnings Per Share, which requires presentation of basic and diluted earnings per share (“EPS”) on the face of the income statement for all entities with complex capital structures. Net earnings or loss per share is computed by dividing net income or loss by the weighted-average number of common shares outstanding during the period, excluding shares subject to redemption or forfeiture. The Company presents basic and diluted net earnings or loss per share. Diluted net earnings or loss per share reflect the actual weighted average of common shares issued and outstanding during the period, adjusted for potentially dilutive securities outstanding. Potentially dilutive securities are excluded from the computation of the diluted net loss per share if their inclusion would be anti-dilutive. There were 3,200,000 unvested RSU’s considered potentially dilutive securities outstanding as of March 31, 2020 and no potentially dilutive items outstanding as of March 31, 2019. Diluted net loss per share is the same as basic net loss per share for each period.

6.	Revenue Recognition

Disaggregated Revenue

	For the Three Months Ended March 31,
	2020	2019
Types of revenues:
Medical retail (amounts related to VIE of $1,066,854 and $0)	$1,078,054	$-
Medical wholesale (amounts related to VIE of $262,451 and $0)	263,151	-
Recreational wholesale (amounts related to VIE of $249,844 and $0)	249,844	-
Other revenues (amounts related to VIE of $2,741 and $0)	2,741	-
Total revenues	$1,593,790	$-

7.	Business Combination

Effective July 15, 2019, the Company acquired cannabis brands and other assets of CMI. In consideration of the sale and transfer of the acquired assets, the Company delivered 13,553,233 shares of Redwood Green common stock, in addition to $1,999,770 in cash to the members of CMI.

REDWOOD GREEN CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The CMI Transaction was accounted for as a business combination in accordance with ASC 805, Business Combinations (“ASC 805”). The Company’s allocation of the purchase price was calculated as follows:

Cash	$1,999,770
Common stock	6,776,617
Total purchase price	$8,776,387

Description	Fair Value	Weighted average useful life (in years)
Assets acquired:
Cash	$136,654
Other current assets	74
Property and equipment, net	1,985,738
Intangible assets:
Customer relationships	215,900	6
Trademark/trade name	1,340,000	Indefinite
Developed manufacturing process	1,330,000	Indefinite
Goodwill	4,663,514
Right of use asset	1,411,461
Deposits	12,348
Total assets acquired	$11,095,689
Liabilities assumed:
Notes payable	$147,268
Notes payable, related parties	760,573
Right of use liability	1,411,461
Total liabilities assumed	2,319,302
Estimated fair value of net assets acquired	$8,776,387

Unaudited Pro Forma Results

CMI contributed revenues of $1,581,890 and a net loss of $167,135 for the three months ended March 31, 2020, included in the Company’s consolidated statements of operations.

The following table below represents the revenue, net loss and loss per share effect of the acquired company, as reported in our pro forma basis as if the acquisition occurred on January 1, 2019. These pro forma results are not necessarily indicative of the results that actually would have occurred if the acquisition had occurred on the first day of the periods presented, nor does the pro forma financial information purport to represent the results of operations for future periods.

	For the Three Months Ended March 31,
	2020	2019
Net sales	$1,593,790	$1,500,445
Net loss	$(3,597,309)	$(285,737)
Net loss per common share	$(0.03)	$(0.00)

8.	Discontinued Operations

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

REDWOOD GREEN CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The accompanying condensed consolidated balance sheets include the following carrying amounts of assets and liabilities related to these discontinued operations:

	March 31, 2020	July 1, 2019*
Assets
Cash	$-	$18,472
Inventory, net	-	-
Prepaid expenses and advances	-	29,980
Current assets held for sale	-	48,452
Property and equipment, net	-	456,762
Total assets held for sale	-	505,214

Liabilities
Accounts payable and accrued liabilities	-	23,123
Total liabilities held for sale	-	23,123
Net assets	$-	$482,091

* - Date of Devco disposition

The condensed consolidated statements of operations include the following operating results related to these discontinued operations:

	March 31, 2020	March 31, 2019
Selling, marketing and administrative	$-	$20,745
Impairment loss	-	919
Interest expense	-	231
Net loss from discontinued operations, before taxes	-	(21,895)
Income taxes	-	1,374
Net loss from discontinued operations, net of tax	$-	$(23,269)

Foreign currency translation adjustments	-	454
Comprehensive loss from discontinued operations, net of tax	$-	$(22,815)

For the three months ended March 31, 2019, statements of cash flows include non-cash impairment charges of $919 and depreciation expense of $360 for the three months ended March 31, 2019 related to these discontinued operations.

9.	Inventory, Net

Inventory, net consisted of the following:

	March 31, 2020	December 31, 2019
Finished goods (amounts related to VIE of $445,652 and $416,871)	$1,154,439	$920,671
Work-in-process (amounts related to VIE of $393,852 and $351,762)	393,852	351,762
Provision for inventory losses	(400,787)	(163,800)
	$1,147,504	$1,108,633

The Company re-negotiated the selling price of the cannabidiol finished goods inventory from General Extract in 2019 and 2020, resulting in a $460,800 reduction in cost and a gross inventory balance of $1,769,091 as of March 31, 2020. Finished goods relating to cannabis and cannabidiol products had balances of $445,652 and $708,787 as of March 31, 2020.

REDWOOD GREEN CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

10.	Property and Equipment, Net

Property and equipment, net consisted of the following:

	March 31, 2020	December 31, 2019
Leasehold improvements	$2,236,054	$2,223,609
Machinery and equipment	918,226	888,786
Furniture and fixtures	43,331	43,331
Construction in progress	483,257	258,615
	3,680,868	3,414,341
Less: Accumulated depreciation	(1,329,032)	(1,261,715)
	$2,351,836	$2,152,626

Depreciation expense for the three months ended March 31, 2020 and 2019 was $67,317, and $368, respectively. Depreciation expense was recorded in cost of goods sold and general and administrative expense for the three months ended March 31, 2020 and 2019, respectively.

11.	Goodwill and Intangible Assets

The Company tests goodwill and definite-lived intangible assets for impairment annually as of October 1st, or more frequently whenever events or changes in circumstances indicate that the asset might be impaired. There were no events or circumstances since December 31, 2019 requiring the Company to test for impairment of goodwill.

The carrying value of goodwill was $4,663,514 as of March 31, 2020 and December 31, 2019.

The following tables summarize information relating to the Company’s identifiable intangible assets as of March 31, 2020 and December 31, 2019:

	March 31, 2020
	Estimated Useful Life (Years)	Gross Amount	Accumulated Amortization	Carrying Value
Amortized:
Customer relationships	6 years	$215,900	$25,620	$190,280
		215,900	25,620	190,280

Indefinite-lived
Trademark/trade name	Indefinite	1,340,000	-	1,340,000
Developed manufacturing process	Indefinite	1,330,000	-	1,330,000
		$2,885,900	$25,620	$2,860,280

	December 31, 2019
	Estimated Useful Life (Years)	Gross Amount	Accumulated Amortization	Carrying Value
Amortized:
Customer relationships	6 years	$215,900	$16,653	$199,247
		215,900	16,653	199,247

Indefinite-lived
Trademark/trade name	Indefinite	1,340,000	-	1,340,000
Developed manufacturing process	Indefinite	1,330,000	-	1,330,000
		$2,885,900	$16,653	$2,869,247

Amortization expense was $8,967 and $0 for the three months ended March 31, 2020 and 2019, respectively.

REDWOOD GREEN CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

12.	Related Party Transactions

In conjunction with the CMI Transaction, the Company assumed a note payable in which the note holder, John Knapp (“Knapp”) is a significant shareholder in the Company. Additionally, Knapp is a former executive and board director, as well as current shareholder in PharmaCielo Ltd. (“PharmaCielo”), a supplier of naturally grown and processed medicinal-grade cannabis oil extracts. As of March 31, 2020, the outstanding balance of the notes payable, related party was $307,450. No terms have been agreed to between the Company and Knapp. The note is assumed to be due on demand. Effective February 25, 2020, Knapp resigned as a director of Redwood Green, at which time 200,000 Restricted Stock Units were deemed to have vested and were converted into 200,000 common shares. Refer to Note 2 for additional details on the relationship of CMI as a VIE.

PharmaCielo is a large grower of hemp and producer of CBD isolate and other related products, based in Toronto, Canada, with operational headquarters in Colombia. The Company and PharmaCielo have had significant shareholders, executives and board members in common during their respective histories. During 2019 and the first quarter of 2020, a wholly owned subsidiary of the Company purchased raw material products from PharmaCielo Colombia Holdings S.A.S., a wholly owned subsidiary of PharmaCielo, for distribution in the United States. As of March 31, 2020, Redwood Green held inventory, net purchased from PharmaCielo valued at approximately $1,147,504. The Company re-negotiated the selling price of the finished goods as of December 31, 2019, and again as of March 31, 2020, resulting in a $460,800 reduction in the original cost. Refer to Notes 5 and 9 for additional details on inventory.

13.	Shareholders’ Equity

In February 2020, the Company issued 400,000 shares of common stock pursuant to accelerated vesting of RSU’s upon the resignation of a former executive.

In February 2020, the Company issued 200,000 shares of common stock pursuant to accelerated vesting of RSU’s upon the resignation of a former board member.

In March 2020, the Company issued 1,175,549 shares of common stock to a former executive per a separation agreement.

Restricted Stock Unit Awards

The Company adopted its 2019 Omnibus Stock Incentive Plan (the “2019 Plan”), which provides for the issuance of stock options, stock grants and RSUs to employees, directors and consultants. The primary purpose of the 2019 Plan is to enhance the ability to attract, motivate, and retain the services of qualified employees, officers and directors. Any RSUs granted under the 2019 Plan will be at the discretion of the Compensation Committee of the Board of Directors

A summary of the Company’s RSU award activity for the three months ended March 31, 2020 is as follows:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2019	-	$-
Granted	4,000,000	0.63
Vested	(600,000)	0.65
Forfeited	(200,000)	0.65
Outstanding at March 31, 2020	3,200,000	$0.62

The total fair value of RSUs vested during the three months ending March 31, 2020 and 2019 was $390,060 and $0. As of March 31, 2020, there was $1,814,633 of unrecognized stock-based compensation cost related to non-vested RSU’s, which is expected to be recognized over the remaining vesting period.

Stock-based compensation expense relating to RSU’s was $549,589 and $0 for the three months ending March 31, 2020 and 2019. Stock-based compensation for the three months ending March 31, 2020 consisted of equity awards granted and vested to employees, directors and consultants of the Company in the amount of $351,268, $175,554 and $22,767, respectively. Expenses for stock-based compensation is included on the accompanying consolidated statements of operations in general and administrative expense.

14.	Income Taxes

In accordance with ASC 740-270, the Company calculates the interim tax expense based on an annual effective tax rate (“AETR”). The AETR represents the Company’s estimated effective tax rate for the year based on full year projection of tax expense, divided by the projection of full year pretax book loss, adjusted for discrete transactions occurring during the period. The annual effective tax rates for the three months ended March 31, 2020 was (0.07%). The Company’s annual effective tax rate for the three months ended March 31, 2020 is lower than the federal statutory tax rate of 21% primarily due to the disallowance of Company expenses due to Internal Revenue Code Section 280(E) coupled with the increase in future deductible tax differences not expected to be realized in future periods.

REDWOOD GREEN CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

For the period ending March 31, 2020, the Company has recorded a total income tax liability in the amount of $2,559. This number represents the actual pretax book income generated for the three-month period ended March 31, 2020 multiplied by the AETR noted above.

For the three months ended March 31, 2020 and 2019, the Company has a net operating loss carry forward of approximately $1,476,885 and $583,001, respectively. Utilization of these net loss carry forwards is subject to the limitations of Internal Revenue Code Section 382. The Company applied a 100% valuation reserve against the deferred tax benefit as the realization of the benefit is not certain.

15.	Commitments & Contingencies

Occasionally, the Company may be involved in claims and legal proceedings arising from the ordinary course of its business. The Company records a provision for a liability when it believes that it is both probable that a liability has been incurred, and the amount can be reasonably estimated. If these estimates and assumptions change or prove to be incorrect, it could have a material impact on the Company’s condensed consolidated financial statements. Contingencies are inherently unpredictable, and the assessments of the value can involve a series of complex judgments about future events and can rely heavily on estimates and assumptions.

Lease Commitments

The Company accounts for lease transactions in accordance with Topic 842, Leases (“ASC 842”), which requires an entity to recognize a right-of-use (“ROU”) asset and a lease liability for virtually all leases. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease.

REDWOOD GREEN CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

There are no other leases that meet the reporting standards of ASU Topic 842 as the Company does not have any other leases with a term exceeding twelve months. Other lease payments not accounted for under ASU Topic 842 total approximately $18,750 for the three months ended March 31, 2020.

An ROU asset of $1,411,461 was recognized upon the CMI Transaction. While no cash payments were made for operating lease liabilities subsequent to the acquisition of CMI, the present value of the liabilities decreased by $105,769 for the three months ended March 31, 2020. This balance is included in the operating section of the statement of cash flows for the three months ended March 31, 2020. Operating lease cost was approximately $151,000 for the three months ended March 31, 2020.

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

Effective April 6, 2020, Christopher Hansen resigned as a director of the Company. Mr. Hansen’s resignation was not a result of any disagreements with the Company.

Effective April 6, 2020, the Board appointed Steven M. Hilton as a member of the Board.

Effective April 13, 2020, Patricia I. Kovacevic joined the Company as General Counsel.

On April 22, 2020, the Company announced its intent to offer up to $3 million of shares of common stock (with a right to increase the size of the offering to $5 million) at a purchase price of $0.25 per share through a private placement. There can be no assurance that the Company will be able to source such capital on reasonable terms, if at all.

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

In this quarterly report, unless otherwise specified, our financial statements are expressed in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles. All references to “common shares” refer to the common shares in our capital stock.

Unless expressly indicated or the context requires otherwise, the terms “Redwood Green,” the “Company,” “we,” “us,” and “our” refer to Redwood Green Corp., a Nevada corporation, and, where appropriate, its wholly owned subsidiaries.

General Overview

Our mission is to provide consumers with high-quality, safely manufactured and effective cannabinoid products that are initially focused on consumer needs in athletic recovery, women’s wellness and personal care. Our foundation began with the acquisition of Colorado-based Good Meds in 2019 and was built with the goal of providing the ability to partner, expand and optimize. We intend to partner with the nation’s leading institutions to conduct research studies on the safety and efficacy of cannabinoid products. Redwood Green’s intent is to run profitable business while making strategic investments that deliver the highest return possible. We will do this through disciplined growth and rigorous analysis of opportunistic targets. Our buy-and-build strategy allows us to expand our family of brands to broaden our portfolio by acquiring leading companies in priority markets. We optimize our brands by expanding their geographic reach and providing opportunity for growth. We aspire to be the nation’s leading cannabinoid CPG company. Redwood Green maintains the highest of governance standards and always operates with transparency and integrity.

Redwood Green Corp began as Auto Tool Technologies Inc., which was incorporated under the laws of the State of Nevada on May 10, 2011. The Company’s name was changed to AFC Building Technologies Inc. effective January 10, 2014. Effective April 26, 2018, the Company changed its name to First Colombia Development Corp. Subsequently, effective October 14, 2019, the Company changed its name to Redwood Green Corp. The Company operates from its corporate headquarters located in Denver, Colorado.

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

On July 15, 2019, the Company, through its wholly owned subsidiary Good Acquisition Co., entered into a Membership Interest Purchase Agreement to acquire cannabis brands and other assets of Critical Mass Industries, LLC DBA Good Meds (“CMI”), a Colorado limited liability company (“CMI Transaction”). CMI is licensed by the Marijuana Enforcement Division of Colorado Department of Revenue to produce cannabis and cannabis products under its six licenses. These licenses allow for cultivation, manufacturing of infused products and retail distribution. At the time, Colorado law prohibited public companies, including the Company, from owning cannabis licenses. Therefore, CMI spun off assets acquired by the Company into two new entities, Good Holdco, LLC and Good IPCo, LLC. Under the terms of the Membership Interest Purchase Agreement, CMI retained the cannabis licenses, inventory and accounts receivable and will continue to operate the cannabis business related to these assets under the agreements entered into with Redwood Green. In consideration for the transfer of the acquired assets, the Company delivered 13,553,233 shares of the Company common stock, in addition to $1,999,770 in cash paid to CMI. Effective in 2020, public companies are permitted to own cannabis licenses in Colorado, and the Company is in the process of acquiring the remaining assets of CMI in exchange for 1,500,000 shares of Common Stock of the Company.

Our Current Business

Our business portfolio includes the accounts of General Extract, which is controlled by the Company through its 100% ownership interest, and CMI, a variable interest entity (“VIE”) for which the Company is deemed to be the primary beneficiary and therefore is a consolidated entity of Redwood Green for GAAP purposes.

As the Company announced its intention on February 26, 2020, the Company has redirected its business strategy as noted above, including our plan to build on the Good Meds business, as well as grow through buy-and-build strategic acquisitions and partnerships. The Company will need substantial additional capital in order to execute this strategy and there can be no assurance that such quantities of capital can be sourced on reasonable terms, if at all. In addition, there can be no assurance that the Company will be successful in pursuing this strategy.

Results of Operations for the Three Months Ended March 31, 2020 and 2019

Our operating results for the three months ended March 31, 2020 and 2019 are summarized as follows:

	For the Three Months Ended March 31,		Change
	2020	2019	Dollars	Percentage
Net sales	$1,593,790	$-	$1,593,790	100%
Cost of goods sold, inclusive of depreciation and provision for inventory loss	1,811,760	-	1,811,760	100%
Gross loss	(217,970)	-	(217,970)	-100%
Total operating expenses	3,377,869	47,623	3,330,246	6,993%
Loss from operations	(3,595,839)	(47,623)	(3,548,216)	7,451%
Total other expenses	(1,470)	(446)	(1,024)	230%
Net loss from continuing operations	$(3,597,309)	$(48,069)	$(3,549,240)	7,384%
Net loss from discontinued operations	$-	$(23,269)	$23,269	100%
Net loss	$(3,597,309)	$(71,338)	$(3,525,971)	4,943%

Our operating results for the three months ended March 31, 2020, relating to our variable interest entity, CMI, are included above and summarized as follows:

Description	For the Three Months Ended March 31, 2020
Net sales	$1,581,890
Cost of goods sold, inclusive of depreciation and provision for inventory loss	1,378,177
Gross profit	$203,713
Total operating expenses	369,376
Loss from operations	$(165,663)
Total other expenses	1,472
Net loss	$(167,135)

Net Sales and Cost of Goods Sold

Net sales for the three months ended March 31, 2020 was $1,593,790, which represented an increase of $1,593,790, or 100%, compared to zero net sales for the three months ended March 31, 2019. CMI net sales were $1,581,890 for the three months ended March 31, 2020, of which $1,066,854 was related to medical retail, $262,451 was related to medical wholesale, $249,844 was related to recreational wholesale, and $2,741 was related to other revenues.

Cost of goods sold for the three months ended March 31, 2020 primarily consisted of allocated salaries and wages of employees directly related to the production process, and allocated depreciation directly related to the production process, cultivation supplies, rent and utilities. Cost of goods sold increased by $1,811,760 for the three months ended March 31, 2020. All revenue generating activities are attributable to General Extracts and CMI, which were acquired after March 2019. The increase in cost of goods sold resulted from salaries and wages related to direct labor, rent and utilities, and inventory costs. There was no cost of goods sold for the three months ended March 31, 2019, as the Company did not engage in sales activities.

Operating Expenses

Operating expenses encompass personnel costs, sales and marketing, general and administrative expenses, legal and professional fees, depreciation, and amortization. Total operating expenses were $3,377,869 for the three months ended March 31, 2020 as compared to $47,623 for the three months ended March 31, 2019. The increase of $3,330,246, or 6,993%, was primarily attributable to the following increases in operating expenses of:

●	Personnel costs - $814,276

●	Sales and marketing - $212,761

●	General and administrative expenses - $1,602,193

●	Legal and professional fees - $692,049

●	Amortization expense - $8,967

The $814,276 increase in personnel costs resulted from an increase in payroll expenses due to a significant increase in headcount, including CMI personnel and from an increase in consulting expenses. The $212,761 increase in sales and marketing expense is a result of the consolidation of CMI. The $1,602,193 increase in general and administrative expenses is a result of stock-based compensation expense of $1,313,814, along with rent expense, travel and other administrative expenses relating to CMI operations. The $692,049 increase in legal and professional fees primarily resulted from costs associated with expanded operations attributable to acquiring CMI and the strategic direction of the Company. The $8,967 increase in amortization was due to the amortization of intangible assets acquired in the CMI acquisition.

Other Expense

Other expense consisted of interest expense and loss on foreign exchange. Other expense during the three months ended March 31, 2020 and 2019 was $1,470 and $446, respectively. The $1,024 or 230% increase in other expense was a result of the increase in interest expense of $1,470 for the three months ended March 31, 2020 compared to March 31, 2019. The interest expense as of March 31, 2020 is incurred through bank accounts of CMI, a VIE of the Company. This increase in interest expense is partially offset by a decrease in loss on foreign exchange of $446 during the two periods. The Company’s former subsidiary Devco, which was the Company’s only foreign operations, was discontinued through the General Extract acquisition in July 2019. As a result, the Company has not incurred any gains or losses on foreign exchange since the acquisition in July of 2019, as all remaining subsidiaries of Redwood Green are located in the United States.

Net Loss

For the foregoing reasons, we had a net loss of $3,597,309 for the three months ended March 31, 2020, or $0.03 net loss per common share – basic and diluted, compared to $71,338 for the three months ended March 31, 2019, or $0.00 net loss per common share – basic and diluted.

Liquidity, Capital Resources and Cash Flows

Based on our current planned expenditures, we will require approximately $5 million over the next 12 months. Subsequent to the end of the period ending March 31, 2020, the Company launched a private placement of shares up to $3 million with the right to increase it to $5 million, at a purchase price of $0.25 per share. There can be no assurance that the Company will be able to source such capital on reasonable terms, if at all. We have not investigated the availability of commercial loans or other debt financing to supplement or meet our cash requirements. In the uncertain event that any such debt financing alternatives were available to us on acceptable terms, they would increase our liabilities and future cash commitments.

The Company has offered up to $3 million of shares of common stock, with a right to increase the size of the offering up to $5 million, at a purchase price of $0.25 per share through a private placement. The Company intends to use the net proceeds from the private placement offering for general corporate purposes and costs related to implementation of its recently announced business plan.

We will continue to rely on equity sales of our common shares in order to continue to fund our business operations. Issuances of additional shares will result in dilution to existing shareholders. There is no assurance that we will achieve any additional sales of the equity securities or arrange for debt or other financing to fund our operations and other activities.

Going Concern

Management believes that we will continue to incur losses for the immediate future. Therefore, we may either need additional equity or debt financing until we can achieve profitability and positive cash flows from operating activities, if ever. These conditions raise substantial doubt about our ability to continue as a going concern. Our condensed consolidated financial statements do not include any adjustments relating to the recovery of assets or the classification of liabilities that may be necessary should we be unable to continue as a going concern. For the three months period ending March 31, 2020, we have generated revenue and are trying to achieve positive cash flows from operations.

The successful outcome of future activities cannot be determined at this time and there is no assurance that, if achieved, we will have sufficient funds to execute our intended business plan or generate positive operating results.

The condensed consolidated financial statements do not include any adjustments related to this uncertainty and as to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should we be unable to continue as a going concern.

Capital Resources

The following table summarizes total current assets, liabilities and working capital for the periods indicated:

	March 31, 2020	December 31, 2019
Current assets	$3,238,021	$4,815,279
Current liabilities	2,823,540	1,896,207
Working capital	$414,481	$2,919,072

As of March 31, 2020 and December 31, 2019, we had a cash balance of $1,606,812 and $3,473,770, respectively.

Summary of Cash Flows

	For the Three Months Ended March 31,
	2020	2019
Net cash used in operating activities	$(1,600,431)	$(74,635)
Net cash used in investing activities	$(266,527)	$-
Net cash provided by financing activities	$-	$178

Net used in operating activities

Net cash used in operating activities was $1,600,431 during the three months ended March 31, 2020. This included a net loss of $3,597,309, non-cash charge related to depreciation and amortization – cost of goods sold of $67,317, a non-cash charge related to amortization of $8,967, a non-cash charge related to provision for inventory loss of $400,787, and a non-cash charge related to stock-based compensation of $1,313,814. Additionally, the cash used was increased by changes in accounts receivable, prepaid expenses, inventories, accounts payable and accrued expenses, assets held for sale, and taxes payable of $205,993.

Net cash used in operating activities was $74,635 during the three months ended March 31, 2019, primarily due to our net loss of $71,338, non-cash charge related to depreciation expense of $368, non-cash charge related to provision for inventory loss of $919 relating to discontinued operations, and increases in prepaids and advances of $5,402 relating to discontinued operations, and accounts payable of $818.

Net cash used in investing activities

Net cash used in investing activities was $266,527 during the three months ended March 31, 2020, due to the purchase of property and equipment.

There were no investing activities during the three months ended March 31, 2019.

Net cash provided by financing activities

There were no financing activities during the three months ended March 31, 2020.

Net cash provided by financing activities was $178 during the three months ended March 31, 2019, due to net proceeds received from related party notes.

Off-Balance Sheet Arrangements

None.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to intangibles, accounting for acquisitions, revenue recognition, income taxes, useful life and recoverability of long-lived assets and deferred income tax asset valuations. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Retail customer loyalty liabilities are recognized in the period in which they are incurred and will often be retired without being utilized. Shipping and handling costs are expensed as incurred and are included in cost of sales, which were not material for the three months ended March 31, 2020.

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

Income Taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has adopted ASC 740, Income Taxes as of its inception. Pursuant to ASC 740 the Company is required to compute tax asset benefits for net operating losses carried forward. The potential benefits of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years. As of March 31, 2020 and 2019, the Company had no accrued interest or penalties related to uncertain tax positions.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable for a smaller reporting company.

Item 4. Controls and Procedures

Management’s Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer (who is also the Company’s principal executive officer), and our chief financial officer (who is also the Company’s principal financial and accounting officer) to allow for timely decisions regarding required disclosure. Thus, in accordance with Rules 13a-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures as of March 31, 2020, which is the end of the period covered by this Form 10-Q. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, as disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective. The ineffectiveness of our disclosure controls and procedures was due to material weaknesses identified in our internal control over financial reporting, as described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2020. During the period covered by this Quarterly Report on Form 10-Q, we have not been able to remediate the material weaknesses described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019. Our remediation efforts will continue to be implemented throughout our 2020 fiscal year. We believe that the controls that we will be implementing will improve the effectiveness of our internal control over financial reporting. As we continue to evaluate and work to improve our internal control over financial reporting, we may determine to take additional measures to address the material weakness or determine to supplement or modify certain of the remediation measures described above.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description
31.1*	Section 302 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer.
31.2*	Section 302 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer and Principal Accounting Officer.
32.1*	Section 906 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer.
32.2*	Section 906 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer and Principal Accounting Officer.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REDWOOD GREEN CORP.
(Registrant)

Dated: May 14, 2020

/s/ Michael Saxon
Michael Saxon
Chief Executive Officer and Director
(Principal Executive Officer)

Dated: May 14, 2020

/s/ Philip Mullin
Philip Mullin
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)