Form 10-Q
period 2020-06-30
Redwood Green Corp.
filed 2020-08-07
CIK 1533030

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

As of August 7, 2020, the registrant had 92,652,257 shares of its common stock, par value $0.001 per share, outstanding.

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

Factors that could cause our actual results to differ materially from those expressed or implied by forward-looking statements include, but are not limited to:

●	Trends affecting our financial condition, results of operations or future prospects, including the impact of COVID-19;

●	Our business and growth strategies;

●	Our financing plans and forecasts;

●	The factors that we expect to contribute to our success and our ability to be successful in the future;

●	Our business model and strategy for realizing positive results as sales increase;

●	Competition, including our ability to respond to such competition and its expectations regarding continued competition in the market in which we compete;

●	Our ability to meet our projected operating expenditures and the costs associated with development of new projects;

●	The impact of new accounting pronouncements on our financial statements;

●	Whether our cash flows from operating activities will be sufficient to meet our operating expenditures;

●	Our market risk exposure and efforts to minimize risk;

●	Regulations, including tax law and practice, federal and state laws governing the cannabis and cannabinoid industries, and tariff legislation;

●	Our overall outlook including all statements under Management’s Discussion and Analysis of Financial Condition and Results of Operations;

●	That estimates and assumptions made in the preparation of financial statements in conformity with accounting principles generally accepted in the United states (“GAAP”) may differ from actual results; and

●	Our expectations as to future financial performance, cash and expense levels and liquidity sources.

Any forward-looking statements in this Quarterly Report on Form 10-Q reflect our current views with respect to future events or to our future financial performance. A more detailed description of risk factors that may affect our operating results can be found in Part II, Item 1A, “Risk Factors” in this Quarterly Report on Form 10-Q and Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 filed with the SEC on April 3, 2020, and our other filings with the SEC. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future.

i

REDWOOD GREEN CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 30, 2020	December 31, 2019 (Revised)
ASSETS
Current assets:
Cash and cash equivalents (Note 2)	$611,863	$3,473,770
Accounts receivable, net (Note 2)	720,000	-
Prepaid expenses	176,840	100,555
Inventory, net (Note 2)	-	340,000
Assets held for sale, current	11,900,048	11,845,681
Total current assets	13,408,751	15,760,006

Total assets	$13,408,751	$15,760,006

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses (Note 2)	$1,603,403	$754,850
Taxes payable	771	-
Liabilities held for sale, current	1,710,089	1,913,433
Total current liabilities	3,314,263	2,668,283
Deferred tax liability	5,117	4,691
Total liabilities	3,319,380	2,672,974

Commitments and contingencies (Note 15)

Shareholders’ equity:
Preferred stock, $0.001 par value, 100,000 shares authorized, no shares issued and outstanding respectively	-	-
Common stock, $0.001 par value, 500,000,000 shares authorized, 92,942,257 and 106,216,708 shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively	107,992	106,216
Additional paid-in capital	18,264,983	16,894,103
Accumulated deficit	(8,283,604)	(3,913,287)
Total shareholders’ equity	10,089,371	13,087,032
Total liabilities and shareholders’ equity	$13,408,751	$15,760,006

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

REDWOOD GREEN CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

Net sales	$769,555	$-	$781,455	$-
Cost of goods sold, inclusive of provision for inventory loss of $0 and $400,787 for the three and six months, respectively, ended June 30, 2020	310,695	-	744,279	-
Gross profit	458,860	-	37,176	-

Operating expenses:
Personnel costs	687,573	-	1,416,685	-
Sales and marketing	237	-	14,854	-
General and administrative	219,054	222,238	1,799,762	269,860
Legal and professional fees	243,561	-	927,315	-
Total operating expenses	1,150,425	222,238	4,158,616	269,860
Loss from operations	(691,565)	(222,238)	(4,121,440)	(269,860)

Other income (expenses):
Loss on foreign exchange	(16,011)	16	(16,011)	(430)
Total other expenses	(16,011)	16	(16,011)	(430)
Net loss from continuing operations, before taxes	(707,576)	(222,222)	(4,137,451)	(270,290)
Income taxes	5,117	-	5,117	-
Net loss from continuing operations	(712,693)	(222,222)	(4,142,568)	(270,290)
Net loss from discontinued operations, net of tax	(60,315)	991	(227,749)	(22,279)
Net loss	$(773,008)	$(221,231)	$(4,370,317)	$(292,569)

Comprehensive loss from discontinued operations	-	(5,824)	-	(5,370)
Comprehensive loss	$(773,008)	$(227,055)	$(4,370,317)	$(297,939)

Net loss per common share:
Loss from continuing operations - basic and diluted	$(0.01)	$(0.00)	$(0.04)	$(0.00)

Loss from discontinued operations - basic and diluted	$(0.00)	$0.00	$(0.00)	$(0.00)

Loss per common share - basic and diluted	$(0.01)	$(0.00)	$(0.04)	$(0.00)

Weighted average common shares outstanding—basic and diluted	105,243,905	76,949,642	105,957,797	76,676,347

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

REDWOOD GREEN CORP.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(UNAUDITED)

	Common Stock		Additional Paid-In	Common Stock to	Accumulated	Accumulated Other Comprehensive	Total Shareholders’
	Shares	Amount	Capital	be Issued	Deficit	Loss	Equity
Balance at December 31, 2019 (Revised)	106,216,708	$106,216	$16,894,103	$-	$(3,913,287)	$-	$13,087,032

Issuance of common stock pursuant to separation agreement	1,175,549	1,176	763,049	-	-	-	764,225

Issuance of common stock pursuant to accelerated vesting of restricted stock units	600,000	600	389,460	-	-	-	390,060

Stock-based compensation	-	-	159,529	-	-	-	159,529

Net loss	-	-	-	-	(3,597,309)	-	(3,597,309)
Balance at March 31, 2020	107,992,257	107,992	18,206,141	-	(7,510,596)	-	10,803,537

Share cancellations	(15,050,000)	-	-	-	-	-	-

Stock-based compensation	-	-	58,842	-	-	-	58,842

Net loss	-	-	-	-	(773,008)	-	(773,008)

Balance at June 30, 2020	92,942,257	$107,992	$18,264,983	$-	$(8,283,604)	$-	$10,089,371

	Common Stock		Additional Paid-In	Common Stock to	Accumulated	Accumulated Other Comprehensive	Total Shareholders’
	Shares	Amount	Capital	be Issued	Deficit	Loss	Equity
Balance at December 31, 2018	76,400,016	$76,400	$1,425,885	$-	$(840,656)	$(15,097)	$646,532

Net loss	-	-	-	-	(71,338)	454	(70,884)
Balance at March 31, 2019	76,400,016	76,400	1,425,885	-	(911,994)	(14,643)	575,648

Common stock issued pursuant to private placement, net of issuance costs	5,437,000	5,437	2,665,813	-	-	-	2,671,250

Common stock to be issued pursuant to private placement	-	-	-	438,400	-	-	438,400

Net Loss	-	-	-	-	(221,231)	(5,824)	(227,055)

Balance at June 30, 2019	81,837,016	$81,837	$4,091,698	$438,400	$(1,133,225)	$(20,467)	$3,458,243

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

REDWOOD GREEN CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended June 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,142,568)	$(292,569)
Adjustments to reconcile net loss to net cash used in operating activities from continuing operations:
Provision for inventory loss	400,787	-
Stock-based compensation expense	1,372,656	-
Deferred income tax expense	426	-
Change in operating assets and liabilities:
Accounts receivable	(720,000)	-
Prepaid expenses	(76,285)	(4,863)
Inventory, net	(60,787)	-
Accounts payable and accrued expenses	848,553	118,261
Assets held for sale	7,134	-
Taxes payable	771	-
Net cash used in operating activities from continuing operations	(2,369,313)	(179,171)
Net cash used in operating activities from discontinued operations	(41,332)	(13,159)
Net cash used in operating activities	(2,410,645)	(192,330)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash used in investing activities from continuing operations	-	-
Net cash used in investing activities from discontinued operations	(451,262)	-
Net cash used in investing activities	(451,262)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds of notes payable, related parties	-	126
Proceeds from sale of common stock issued	-	2,718,500
Equity issuance costs	-	(47,250)
Proceeds from common stock subscribed and to be issued	-	438,400
Net cash provided by financing activities from continuing operations	-	3,109,776
Net cash provided by financing activities from discontinued operations	-	-
Net cash provided by financing activities	-	3,109,776

Net decrease in cash from continuing operations	(2,369,313)	2,930,605
Net decrease in cash from discontinued operations	(492,594)	(13,159)
Effect of exchange rate changes on cash	-	(3,914)
Cash at beginning of period	3,473,770	207,313
Cash at end of period	$611,863	$3,120,845

Supplemental disclosure of cash flow information:
Cash paid for interest	$6,855	$-
Supplemental disclosure of non-cash investing and financing activities:
Common stock issued pursuant to separation agreement	$764,225	$-
Common stock issued pursuant to vesting of restricted stock units	$390,060	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Nature of the Business

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

Good Meds, the operating unit of CMI, is based in Denver, CO, and operates in a 60,000-square-foot cultivation and processing facility. Good Meds also owns and operates two medical cannabis dispensaries located in Lakewood, CO and Englewood, CO. The business has been in operation since 2009. The Denver facility produces cannabis for sale as dry flower and biomass input for processing into Marijuana-Infused Products (“MIP”), such as live resin, wax and shatter.

Redwood Green operates two medical marijuana dispensaries and related businesses in Colorado (see Note 2). Our mission is to deliver high-quality, safely manufactured, sustainable, innovative, and accessible cannabis products which support individual well-being.

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

Under ASC 810, a reporting entity has a controlling financial interest in a VIE, and must consolidate that VIE, if the total equity investment at risk is not sufficient to permit the legal entity to finance its activities without additional subordinated financial support provided by any parties, including equity holders. As of July 15, 2019, the Company consolidates CMI as a VIE pursuant to certain intellectual property, administrative and consulting agreements in which the Company is deemed the primary beneficiary of CMI. Accordingly, the results of CMI have been included in the accompanying condensed consolidated financial statements.

Furthermore, the Company notes it does not own the Cannabis License Assets; however, pursuant to accounting principles generally accepted in the United States (“GAAP”), the Cannabis License Assets are consolidated in the accompanying consolidated financial statements along with certain liabilities and the associated revenues and expenses of CMI. See Note 8 for further information regarding CMI.

Description	As of June 30, 2020	As of December 31, 2019
Current assets
Cash and cash equivalents	$258,703	$467,460
Accounts receivable, net	36,847	113,599
Inventory, net	820,320	768,633
Total current assets	1,115,870	1,349,692

Total assets	$1,115,870	$1,349,692

Current liabilities
Accounts payable and accrued expenses	$259,450	$337,386
Total current liabilities	259,450	337,386

Total liabilities	259,450	337,386
Net assets	$856,420	$1,012,306

Description	For the Three Months Ended June 30, 2020	For the Six Months Ended June 30, 2020
Net sales	$1,746,977	$3,328,867
Cost of goods sold, inclusive of depreciation	1,249,875	2,628,051
Gross profit	$497,102	$700,816

Operating expenses
Personnel costs	97,603	182,767
Sales and marketing	276,554	474,698
General and administrative	62,604	131,710
Legal and professional fees	12,936	21,231
Amortization expense	8,967	17,934
Total operating expenses	458,664	828,340
Gain from operations	$38,438	$(127,524)

Interest expense	98,753	100,225
Total other expenses	98,753	100,225
Net income	$(60,315)	$(227,749)

3.	Revision of Prior Period Financial Statements

On the consolidated balance sheet for the year ended December 31, 2019 and the quarter ended September 30, 2019, the Cannabis License Assets of CMI, a VIE in which the Company is deemed the primary beneficiary (Note 2), was presented as non-controlling interest pursuant to and in conjunction with the CMI Transaction. The Company does not own the Cannabis License Assets; however, they are included in the accompanying consolidated financial statements for GAAP reporting purposes.

The Company revised its consolidated financial statements in which this line item was adjusted to correct the classification by reflecting accounts receivable, net of $113,599, inventory, net of $768,633, and accounts payable and accrued expenses of $337,386 in addition to a decrease in goodwill of $1,192,234 and an increase in additional-paid-in capital of $647,458.

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

4.	Going Concern Uncertainty, Financial Conditions and Management’s Plans

The Company believes that there is substantial doubt about the Company’s ability to continue as a going concern. The Company believes that its available cash balance as of the date of this filing will not be sufficient to fund its anticipated level of operations for at least the next twelve months. The Company believes that, at the present time, its ability to continue operations depends on the sale of assets as well as its ability to access capital markets when necessary to accomplish the Company’s strategic objectives. The Company believes that the Company will continue to incur losses for the immediate future. The Company expects to finance future cash needs from the results of operations and, depending on the results of operations, the Company will need additional equity, debt financing or assets sales until the Company can achieve profitability and positive cash flows from operating activities, if ever. There can be no assurance that the Company will be able to attract needed financing or be able to sell assets on reasonable terms, if at all.

On March 11, 2020, the 2019 novel coronavirus (“COVID-19) was characterized as a “pandemic.”  The Company’s manufacturing operations were impacted during the quarter in the United States. The impact of COVID-19 developments and uncertainty with respect to the economic effects of the pandemic has introduced significant volatility in the financial markets and is having a widespread adverse effect on the cannabis industry, including reductions in certain consumer demand and production of THC-dominant and CBD-dominant cannabis that the Company specializes in.

The Company assessed certain accounting matters that require consideration of forecasted financial information, including, but not limited to, the carrying value of the Company’s goodwill, intangible assets, and other long-lived assets, and valuation allowances in context with the information reasonably available to the Company and the unknown future impacts of COVID-19 as of June 30, 2020 and through the date of this report. The Company’s future assessment of the magnitude and duration of COVID-19, as well as other factors, could result in material impacts to the Condensed Consolidated Financial Statements in future reporting periods.

Our unaudited financial statements for the six months ended June 30, 2020 have been prepared on a going concern basis and contain an additional explanatory paragraph which identifies issues that raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The continuation of our company as a going concern is dependent upon the continued financial support from its shareholders, the ability of our company to obtain necessary equity or debt financing to continue operations, the sale of assets, and ultimately the attainment of profitable operations. For the six months ended June 30, 2020, our company used $2,410,645 of cash for operating activities, incurred a net loss of $4,370,317 and has an accumulated deficit of $8,283,604 since inception. These factors raise substantial doubt regarding our company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should our company be unable to continue as a going concern.

The (COVID-19) pandemic and responses to this crisis, including actions taken by federal, state and local governments, have had an impact on the operations of the company, including, without limitation, the following: reduced staffing due to employee suspected conditions and social distancing measures; constraints on productivity; management and staff non-essential business-related travel was constrained due to stay-at-home orders; most employees have shifted to remote work resulting in loss of productivity; consumers visiting dispensaries operated under license impacted by stay-at-home orders. Management has made reasonable alternative arrangements, including attempts to render meetings and other workflow processes more efficient despite remote work; however, these have had limited success as at-home working conditions differ and certain employees’ roles are not amenable to work from home. Management continues to monitor the COVID-19 pandemic situation and federal, state and local recommendations and will provide updates as appropriate.

5.	Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with GAAP for interim financial information and with the Securities and Exchange Commission (“SEC”) for interim reporting. Accordingly, they do not include certain footnotes and financial presentations normally required under GAAP for complete financial statements. The condensed consolidated financial statements include the accounts of the Redwood Green, General Extract and CMI, a VIE for which the Company is deemed to be the primary beneficiary. All significant intercompany balances and transactions have been eliminated in consolidation. The Company operates as one segment from its corporate headquarters in Colorado. The unaudited condensed consolidated financial statements have been prepared on the same basis as the annual financial statements, with exception to the revision as described in Note 3 and reflect all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position and the results of operations and cash flows. The results for the three- and six-month periods ended June 30, 2020 are not necessarily indicative of the results to be expected for any subsequent period or the entire year ending December 31, 2020. These unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s annual audited financial statements and notes thereto for the year ended December 31, 2019, included in the Company’s Form 10-K filed on April 3, 2020 with the SEC.

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

Accounts Receivable, net

Accounts receivable, net is comprised of balances due from customers and are recorded at the invoiced amount. Past due balances are determined based on the contractual terms of the arrangements. Accounts receivable are accrued against when management determines, after considering economic and business conditions and all means of collection efforts have been exhausted and the potential for recovery is considered remote, that the collection of receivables is doubtful. Accounts receivable amounts related to the VIE, net of allowance for doubtful accounts, were $36,847 and $113,599 as of June 30, 2020 and December 31, 2019, respectively. Uncollectible accounts previously recorded as receivables are recognized as bad debt expense, with a corresponding decrease to accounts receivable. Bad debt expense was $7,353 for the three and six months ended June 30, 2020. This amount includes $3,353 related to the VIE. There was no bad debt expense for the three and six months ending June 30, 2019.

Inventory, net

Inventory, net is comprised of work-in-process and finished goods consisting of cannabis and cannabidiol products. Cost includes expenditures directly related to the manufacturing process as well as suitable portions of related production overheads, based on normal operating capacity. Inventory, net is stated at the lower of cost or net realizable value. The Company compares the cost of inventory with market value and writes down inventories to net realizable value, if lower. In evaluating whether inventories are stated at lower of cost or net realizable value, management considers such factors as inventories on hand, physical deterioration, obsolescence, changes in price levels, estimated time to sell such inventories and current market conditions. Due to changing market conditions, management conducted a thorough review of its inventory. As a result, a provision for inventory losses of $0 and $400,787 was charged against cost of goods sold during the three and six months ended June 30, 2020, respectively, due to a write down of inventory to its net realizable value. This was based on the Company’s best estimates of product sales prices and customer demand patterns. It is at least reasonably possible that the estimates used by the Company to determine its provision for inventory losses will be materially different from the actual amounts or results. These differences could result in materially higher than expected inventory provisions, which could have a materially adverse effect on the Company’s results of operations and financial conditions in the near term.

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

The Company’s revenue consists of sales of cannabis and ancillary products to both retail consumers and wholesale customers. Revenue for retail customers is recognized upon completion of the transaction in the point of sale system and satisfaction of the sale by providing the corresponding inventory at the retail location. Revenue for wholesale customers is recognized upon acceptance of the physical goods and confirmation by acceptance of the inventory in the regulatory marijuana enforcement tracking reporting compliance (“METRC”) system. Revenue is recognized upon transfer of control of promised products to customers, generally as risk of loss passes, in an amount that reflects the consideration the Company expects to receive in exchange for those products. Taxes collected from customers, which are subsequently remitted to governmental authorities, are excluded from revenue.

Retail customer loyalty liabilities are recognized in the period in which they are incurred and will often be retired without being utilized. Shipping and handling costs are expensed as incurred and are included in cost of sales, which were not material for the three and six months ended June 30, 2020.

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

Comprehensive Loss

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive income (loss) and its components in the condensed consolidated financial statements. For the three and six months ended June 30, 2020 and 2019, the Company’s only component of comprehensive loss was foreign currency translation adjustments pertaining to the Company’s former subsidiary Devco.

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

Net Loss per Share

The Company follows ASC 260, Earnings Per Share, which requires presentation of basic and diluted earnings per share (“EPS”) on the face of the income statement for all entities with complex capital structures. Net earnings or loss per share is computed by dividing net income or loss by the weighted-average number of common shares outstanding during the period, excluding shares subject to redemption or forfeiture. The Company presents basic and diluted net earnings or loss per share. Diluted net earnings or loss per share reflect the actual weighted average of common shares issued and outstanding during the period, adjusted for potentially dilutive securities outstanding. Potentially dilutive securities are excluded from the computation of the diluted net loss per share if their inclusion would be anti-dilutive. There were 2,632,895 unvested RSU’s considered potentially dilutive securities outstanding as of June 30, 2020 and no potentially dilutive items outstanding as of June 30, 2019. Diluted net loss per share is the same as basic net loss per share for each period.

Assets and Liabilities of Discontinued Operations Held for Sale

In accordance with ASC 205-20-45, assets and liabilities are classified as held for sale when all of the following criteria for a plan of sale have been met: (1) management, having the authority to approve the action, commits to a plan to sell the assets; (2) the assets are available for immediate sale, in their present condition, subject only to terms that are usual and customary for sales of such assets; (3) an active program to locate a buyer and other actions required to complete the plan to sell the assets have been initiated; (4) the sale of the assets is probable and is expected to be completed within one year; (5) the assets are being actively marketed for a price that is reasonable in relation to their current fair value; and (6) actions required to complete the plan indicate that it is unlikely that significant changes to the plan will be made or the plan will be withdrawn. When all of these criteria have been met, the assets (and liabilities) are classified as held for sale in the balance sheet. Assets classified as held for sale are reported at the lower of their carrying value or fair value less costs to sell. Depreciation of assets ceases upon designation as held for sale. See Note 8.

6.	Revenue Recognition

Disaggregated Revenue

	For the Three Months Ended June 30,
	2020	2019
Types of Revenues:
Medical retail (amounts related to VIE discontinued operations of $1,205,330 and $0)	$1,205,330	$-
Medical wholesale (amounts related to VIE discontinued operations of $336,776 and $0)	336,776	-
Recreational wholesale (amounts related to VIE discontinued operations of $204,871 and $0)	974,426	-
Other revenues (amounts related to VIE discontinued operations of $0 and $0)	-	-
Total revenues	$2,516,532	$-

	For the Six Months Ended June 30,
	2020	2019
Types of Revenues:
Medical retail (amounts related to VIE discontinued operations of $2,272,184 and $0)	$2,283,384	$-
Medical wholesale (amounts related to VIE discontinued operations of $599,227 and $0)	599,927	-
Recreational wholesale (amounts related to VIE discontinued operations of $454,715 and $0)	1,224,270	-
Other revenues (amounts related to VIE discontinued operations of $2,741 and $0)	2,741	-
Total revenues	$4,110,322	$-

7.	Business Combination

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

Unaudited Pro Forma Results

CMI contributed a net loss of $60,315 and $227,749 for the three and six months ended June 30, 2020, respectively, included in discontinued operations in the Company’s consolidated statements of operations.

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Net Sales	$2,516,532	$1,556,739	$4,110,322	$3,057,184
Net loss	$(773,008)	$(395,966)	$(4,370,317)	$(681,703)
Net loss per common share	$(0.01)	$(0.00)	$(0.05)	$(0.01)

8.	Discontinued Operations

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

The accompanying condensed consolidated balance sheets include the following carrying amounts of assets and liabilities related to these Devco discontinued operations:

	June 30, 2020	July 1, 2019*
Assets
Cash	$-	$18,472
Inventory, net	-	-
Prepaid expenses and advances	-	29,980
Current assets held for sale	-	48,452
Property and equipment, net	-	456,762
Total assets held for sale	-	505,214

Liabilities
Accounts payable and accrued liabilities	-	23,123
Total liabilities held for sale	-	23,123
Net assets	$-	$482,091

*	- Date of Devco disposition

The condensed consolidated statements of operations include the following operating results related to these Devco discontinued operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Selling, marketing and administrative	$-	$(1,029)	$-	$19,716
Impairment loss	-	(16)	-	903
Interest expense	-	79	-	310
Net loss from discontinued operations, before taxes	-	966	-	(20,929)
Income taxes	-	(24)	-	1,350
Net loss from discontinued operations, net of tax	$-	$990	$-	$(22,279)

Foreign currency translation adjustments	-	(5,824)	-	(5,370)
Comprehensive loss from discontinued operations, net of tax	$-	$(4,834)	$-	$(27,649)

For the six months ended June 30, 2019, statements of cash flows include non-cash impairment charges of $903 and depreciation expense of $368 for the six months ended June 30, 2019 related to these Devco discontinued operations.

In June 2020, the Company’s board of directors adopted a plan to exit the cultivation, manufacturing of infused products and retail distribution businesses through the sale of Good Meds. The Company determined that the intended sale represented a strategic shift that will have a major effect on the Company’s operations and financial results and therefore, for financial statement reporting purposes classified Good Meds and its consolidated VIE CMI as held for sale at June 30, 2020 and December 31, 2019.

The accompanying condensed consolidated balance sheets include the following carrying amounts of assets and liabilities related to these CMI discontinued operations:

	June 30, 2020	December 31, 2019
Assets
Accounts receivable, net	$36,847	$113,599
Prepaid expenses	11,535	11,588
Inventory, net	820,320	768,633
Property and equipment, net	2,472,778	2,152,626
Goodwill	4,663,514	4,663,514
Intangible assets, net	2,851,313	2,869,247
Security deposits	15,608	15,608
Right of use asset, net	1,028,133	1,243,732
Total current assets held for sale	11,900,048	11,838,547

Total assets held for sale	$11,900,048	$11,838,547

Liabilities
Accounts payable and accrued expenses	259,450	337,386
Taxes payable	22,907	24,865
Notes payable, related parties	405,232	307,450
Right of use liability	1,022,500	1,243,732
Total liabilities held for sale	1,710,089	1,913,433
Net assets	$10,189,959	$9,925,114

The condensed consolidated statements of operations include the following operating results related to these CMI discontinued operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

Net sales	$1,746,977	$-	$3,328,867	$-
Cost of goods sold, inclusive of depreciation	1,249,875	-	2,628,051	-
Gross profit	497,102	-	700,816	-

Operating expenses:
Personnel costs	97,603	-	182,767	-
Sales and marketing	276,554	-	474,698	-
General and administrative	62,604	-	131,710	-
Legal and professional fees	12,936	-	21,231	-
Amortization expense	8,967	-	17,934	-
Total operating expenses	458,664	-	828,340	-
Gain / (loss) from operations	38,438	-	(127,524)	-

Other income (expenses):
Interest expense	(98,753)	-	(100,225)	-
Loss on foreign exchange	-	-	-	-
Total other expenses	(98,753)	-	(100,225)	-
Net loss from discontinued operations, before taxes	(60,315)	-	(227,749)	-
Income taxes	-	-	-	-
Net loss from discontinued operations	$(60,315)	$-	$(227,749)	$-

9.	Inventory, Net

Inventory, net consisted of the following:

	June 30, 2020	December 31, 2019
Finished goods (amounts related to VIE discontinued operations of $484,113 and $416,871)	$484,113	$920,671
Work-in-process inventory grow (amounts related to VIE discontinued operations of $336,207 and $351,762)	336,207	351,762
Provision for inventory losses	-	(163,800)
	$820,320	$1,108,633

The Company re-negotiated the selling price of the cannabidiol finished goods inventory from General Extract in 2019 and 2020. All remaining cannabidiol finished goods inventory was sold in 2020 Q2. Finished goods relating to cannabis and cannabidiol products had balances of $484,113 and $0, respectively, as of June 30, 2020.

10.	Property and Equipment, Net

Property and equipment, net consisted of the following. All property and equipment is owned by CMI and classified as held for sale.

	June 30, 2020	December 31, 2019
Leasehold improvements	$2,236,054	$2,223,609
Machinery and equipment	954,081	888,786
Furniture and fixtures	43,331	43,331
Construction in progress	632,137	258,615
	3,865,603	3,414,341
Less: Accumulated depreciation	(1,392,825)	(1,261,715)
	$2,472,778	$2,152,626

Depreciation expense for the three and six months ended June 30, 2020 was $63,793, and $131,110, respectively, and was $0 and $368 for the three and six months ended June 30, 2019, respectively. Depreciation expense was recorded in cost of goods sold and general and administrative expense for the six months ended June 30, 2020 and 2019, respectively.

11.	Goodwill and Intangible Assets

The Company tests goodwill and definite-lived intangible assets for impairment annually as of October 1st, or more frequently whenever events or changes in circumstances indicate that the asset might be impaired. There were no events or circumstances since December 31, 2019 requiring the Company to test for impairment of goodwill.

The carrying value of goodwill was $4,663,514 as of June 30, 2020 and December 31, 2019 and is classified as held for sale.

The following tables summarize information relating to the Company’s identifiable intangible assets, which are classified as held for sale, as of June 30, 2020 and December 31, 2019:

	June 30, 2020
	Estimated Useful Life (Years)	Gross Amount	Accumulated Amortization	Carrying Value
Amortized:
Customer relationships	6 years	$215,900	$(34,587)	$181,313
		215,900	(34,587)	181,313

Indefinite-lived
Trademark/trade name	Indefinite	1,340,000	-	1,340,000
Developed manufacturing process	Indefinite	1,330,000	-	1,330,000
		$2,885,900	$(34,587)	$2,851,313

	December 31, 2019
	Estimated Useful Life (Years)	Gross Amount	Accumulated Amortization	Carrying Value
Amortized:
Customer relationships	6 years	$215,900	$(16,653)	$199,247
		215,900	(16,653)	199,247

Indefinite-lived
Trademark/trade name	Indefinite	1,340,000	-	1,340,000
Developed manufacturing process	Indefinite	1,330,000	-	1,330,000
		$2,885,900	$(16,653)	$2,869,247

Amortization expense, which is included in discontinued operations, was $8,967 and $17,934 for the three and six months ended June 30, 2020, respectively, and was $0 for the three and six months ended June 30, 2019.

12.	Related Party Transactions

In conjunction with the CMI Transaction, the Company assumed a note payable in which the note holder, John Knapp (“Knapp”) is a significant shareholder in the Company. Additionally, Knapp is a former executive and board director, as well as current shareholder in PharmaCielo Ltd. (“PharmaCielo”), a supplier of naturally grown and processed medicinal-grade cannabis oil extracts. As of June 30, 2020, the outstanding balance of the notes payable, related party was $405,232. No terms have been agreed to between the Company and Knapp. The note is assumed to be due on demand. Effective February 25, 2020, Knapp resigned as a director of Redwood Green, at which time 200,000 Restricted Stock Units were deemed to have vested and were converted into 200,000 common shares. Refer to Note 2 for additional details on the relationship of CMI as a VIE.

PharmaCielo is a large grower of hemp and producer of CBD isolate and other related products, based in Toronto, Canada, with operational headquarters in Colombia. The Company and PharmaCielo have had significant shareholders, executives and board members in common during their respective histories. During 2019 and the first quarter of 2020, a wholly owned subsidiary of the Company purchased raw material products from PharmaCielo Colombia Holdings S.A.S., a wholly owned subsidiary of PharmaCielo, for distribution in the United States. As of June 30, 2020, Redwood Green held no inventory purchased from PharmaCielo. The Company re-negotiated the selling price of the finished goods as of December 31, 2019, and again as of June 30, 2020, resulting in a $460,800 reduction in the original cost. Refer to Notes 5 and 9 for additional details on inventory.

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

In June 2020, four shareholders submitted 15,050,000 shares of common stock for cancellation pursuant to prior agreements among certain shareholders. Accordingly, the Company cancelled 15,050,000 shares of common stock.

Restricted Stock Unit Awards

The Company adopted its 2019 Omnibus Stock Incentive Plan (the “2019 Plan”), which provides for the issuance of stock options, stock grants and RSUs to employees, directors and consultants. The primary purpose of the 2019 Plan is to enhance the ability to attract, motivate, and retain the services of qualified employees, officers and directors. Any RSUs granted under the 2019 Plan will be at the discretion of the Compensation Committee of the Board of Directors.

A summary of the Company’s RSU award activity for the six months ended June 30, 2020 is as follows:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2019	-	$-
Granted	4,000,000	0.63
Vested	(600,000)	0.65
Forfeited	(200,000)	0.65
Outstanding at March 31, 2020	3,200,000	0.62
Granted	1,442,895	0.29
Vested	(10,000)	0.28
Forfeited	(2,000,000)	0.60
Outstanding at June 30, 2020	2,632,895	$0.46

The total fair value of RSUs vested during the three and six months ending June 30, 2020 was $2,750 and $392,810, respectively, and was $0 during the three and six months ending June 30, 2019. As of June 30, 2020, there was $987,249 of unrecognized stock-based compensation cost related to non-vested RSU’s, which is expected to be recognized over the remaining vesting period.

Stock-based compensation expense relating to RSU’s was $58,842 and $608,431 for the three and six months ending June 30, 2020, respectively, and was $0 for the three and six months ended June 30, 2019. Stock-based compensation for the six months ending June 30, 2020 consisted of equity awards forfeited, granted and vested to employees, directors and consultants of the Company in the amount of $(59,091), $101,680, and $16,253, respectively. Expenses for stock-based compensation is included on the accompanying consolidated statements of operations in general and administrative expense.

14.	Income Taxes

In accordance with ASC 740-270, the Company calculates the interim tax expense based on an annual effective tax rate (“AETR”). The AETR represents the Company’s estimated effective tax rate for the year based on full year projection of tax expense, divided by the projection of full year pretax book loss, adjusted for discrete transactions occurring during the period. The annual effective tax rates for the six months ended June 30, 2020 was (0.12%). The Company’s annual effective tax rate for the six months ended June 30, 2020 is lower than the federal statutory tax rate of 21% primarily due to the disallowance of Company expenses due to Internal Revenue Code Section 280(E) coupled with the increase in future deductible tax differences not expected to be realized in future periods.

For the period ending June 30, 2020, the Company has recorded a total income tax liability in the amount of $5,117. This number represents the actual pretax book income generated for the six-month period ended June 30, 2020 multiplied by the AETR noted above. The total income tax liability recorded is in relation to the discontinued operations of the company and available for sale assets.

For the three and six months ended June 30, 2020, the Company has a net operating loss carry forward of approximately $951,113 and $583,001, respectively. Utilization of these net loss carry forwards is subject to the limitations of Internal Revenue Code Section 382. The Company applied a 100% valuation reserve against the deferred tax benefit as the realization of the benefit is not certain.

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

There are no other leases that meet the reporting standards of ASU Topic 842 as the Company does not have any other leases with a term exceeding twelve months. Other lease payments not accounted for under ASU Topic 842 total $14,229 and $35,887 for the three and six months ended June 30, 2020, respectively.

An ROU asset of $1,411,461 was recognized upon the CMI Transaction. While no cash payments were made for operating lease liabilities subsequent to the acquisition of CMI, the present value of the liabilities decreased by $115,463 and $221,232 for the three and six months ended June 30, 2020, respectively. This balance is included in the operating section of the statement of cash flows for the six months ended June 30, 2020. Operating lease cost was approximately $156,708 and $308,082 for the three and six months ended June 30, 2020, respectively.

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

Effective July 20, 2020, Christopher Hansen joined the company as Chief Executive Officer.

On August 4, 2020, the Company received $250,000 in consideration for the sale of securities consisting of 250,000 shares of common stock and warrants exercisable into an additional 250,000 shares of common stock exercisable at a price of $0.25 per share with an expiration of twenty-four months from date of subscription.

In August 2020, the Company accepted share subscriptions from three individuals and issued 60,000 shares for gross proceeds of $15,000.

In August, 2020, the Company issued a Convertible Term Note to John Knapp to formalize the terms of an advance  in the amount of $307,450 made by John Knapp to Critical Mass Industries LLC on March 19, 2019. The Note bears interest on an annual basis of 25% and is convertible into shares of common stock at a price of $0.25 per share. The Note matures on January 31, 2021.

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

General Overview

Subsequent to the quarter-end, members of the Board of Directors met with representatives of significant shareholders regarding the progress of its buy and build strategy and the need for additional working capital to implement this strategy.  While there were many discussions with potential acquisition targets, management of the Company was not able to reach agreement on the broad outlines of any such agreement, and it became apparent that any of such acquisition and the capital to finance such acquisitions would result in unacceptable dilution to the Company’s shareholders.  In order to preserve value to the shareholders to the best extent possible, it was determined to abandon this strategy in order to evaluate strategic alternatives.  With very limited funds to operate, these shareholders were approached to obtain funds to operate during this process.  Management of the Company was able to obtain a convertible loan in the amount of $250,000 from one such shareholder, but such loan was conditioned upon the Company divesting itself of the Good Meds business to obtain additional working capital and provide funds for its new strategy.

The Company anticipates announcement of a new strategic direction in the coming weeks.  The convertible loan will provide enough funds to operate through the end of August but not beyond.  It is in discussion with other potential financing sources and potential acquirors for the Good Meds business but there can be no assurance that any of these discussions will be successful on terms satisfactory to the Company, if at all.

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

In April 2018, the Company effected a forward stock split of our authorized and issued and outstanding shares of common stock on a one (1) old for two (2) new basis. Upon effect of the forward split, authorized capital increased from 250,000,000 shares of common stock to 500,000,000 shares of common stock and correspondingly, the issued and outstanding shares of common stock increased from 34,760,008 to 73,520,016 shares of common stock, all with a par value of $0.001. The stock split was subsequently reviewed and approved by the Financial Industry Regulatory Authority (FINRA) on April 26, 2018.

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

Update on COVID-19

In December 2019, a novel strain of coronavirus was reported to have surfaced in Wuhan, China, which has spread throughout the world, including the United States. On January 30, 2020, the World Health Organization declared the outbreak of COVID-19 a “Public Health Emergency of International Concern,” and on March 11, 2020, it characterized the outbreak as a “pandemic”. The impact of COVID-19 developments and uncertainty with respect to the economic effects of the pandemic has introduced significant volatility in the financial markets and is having a widespread adverse effect on the cannabis industry, including reductions in certain consumer demand and production of THC-dominant and CBD-dominant cannabis that the Company specializes in.

To date, COVID-19 has surfaced in nearly all regions around the world and resulted in travel restrictions, both domestic and international, closing of borders and business slowdowns or shutdowns in affected areas. As a result, COVID-19 has impacted the Company’s business. Although deemed an essential business during the pandemic, many dispensaries and cannabis manufacturers have suspended or reduced operations on a temporary basis due to market conditions and matters associated with COVID-19.

The COVID-19 pandemic and responses to this crisis, including actions taken by federal, state and local governments, have had an impact on the operations of the Company, including, without limitation, the following: reduced staffing due to employee suspected conditions and social distancing measures; constraints on productivity; management and staff non-essential business-related travel was constrained due to stay-at-home orders; most employees have shifted to remote work resulting in loss of productivity; consumers visiting dispensaries operated under license impacted by stay-at-home orders. Management has made reasonable alternative arrangements, including attempts to render meetings and other workflow processes more efficient despite remote work; however, these have had limited success, as at-home working conditions differ and certain employees’ roles are not amenable to work from home. Management continues to monitor the COVID-19 pandemic situation and federal, state and local recommendations and will provide updates as appropriate.

Our Current Business

Our business portfolio includes the accounts of General Extract, which is controlled by the Company through its 100% ownership interest, and CMI, a variable interest entity (“VIE”) for which the Company is deemed to be the primary beneficiary and therefore is a consolidated entity of Redwood Green for GAAP purposes.

In June 2020, the Company’s board of directors redirected the Company’s business strategy to exit the cultivation, manufacturing of infused products and retail distribution businesses. Therefore, the Company’s operations and financial results relating to CMI, a VIE of the Company, has been reported as discontinued operations held for sale.

Results of Operations for the Three Months Ended June 30, 2020 and 2019

Our operating results for the three months ended June 30, 2020 and 2019 are summarized as follows:

	For the Three Months Ended June 30,		Change
	2020	2019	Dollars	Percentage
Net sales	$769,555	$-	$769,555	100%
Cost of goods sold, inclusive of depreciation	310,695	-	310,695	100%
Gross profit	458,860	-	458,860	100%
Total operating expenses	1,150,425	222,238	928,187	418%
Loss from operations	(691,565)	(222,238)	(469,327)	211%
Total other expenses	(16,011)	16	(16,027)	-100,169%
Net loss from continuing operations, before taxes	(707,576)	(222,222)	(485,354)	218%
Income taxes	5,117	-	5,117	100%
Net loss from continuing operations	$(712,693)	$(222,222)	$(490,471)	218%
Net loss from discontinued operations, net of tax	$(60,315)	$991	$(61,306)	-6,186%
Net loss	$(773,008)	$(221,231)	$(551,777)	247%

Our operating results for the three months ended June 30, 2020, relating to our variable interest entity, CMI, are classified as discontinued operations above and summarized as follows:

	For the Three Months Ended June 30,		Change
	2020	2019	Dollars	Percentage
Net sales	$1,746,977	$-	$1,746,977	100%
Cost of goods sold, inclusive of depreciation	1,249,875	-	1,249,875	100%
Gross profit	497,102	-	497,102	100%
Total operating expenses	458,664	-	458,664	100%
Loss from operations	38,438	-	38,438	100%
Total other expenses	(98,753)	-	(98,753)	100%
Net loss, before taxes	(60,315)	-	(60,315)	100%
Income taxes	-	-	-	0%
Net loss	$(60,315)	$-	$(60,315)	100%

Net Sales and Cost of Goods Sold

Net sales for the three months ended June 30, 2020 were $769,555, which represented an increase of $769,555, or 100%, compared to no net sales for the three months ended June 30, 2019. Revenue generating activities for continuing operations are attributable to General Extract, which was acquired after June 30, 2019. CMI net sales were $1,746,977 for the three months ended June 30, 2020, of which $1,205,330 was related to medical retail, $336,776 was related to medical wholesale, and $204,871 was related to recreational wholesale. Revenue generating activities for discontinued operations are attributable to CMI.

Cost of goods sold for the three months ended June 30, 2020 primarily consisted of the cost of CBD isolate. Cost of goods sold increased by $310,695 for the three months ended June 30, 2020 compared to the three months ended June 30, 2019. There was no cost of goods sold for the three months ended June 30, 2019, as the Company did not engage in sales activities. CMI’s cost of goods sold for the three months ended June 30, 2020 primarily consisted of allocated salaries and wages of employees directly related to the production process, and allocated depreciation directly related to the production process, cultivation supplies, rent and utilities. CMI’s cost of goods sold were $1,249,875 for the three months ended June 30, 2020. CMI was acquired after June 2019, resulting in no cost of goods sold for the three months ended June 30, 2019.

Operating Expenses

Operating expenses encompass personnel costs, sales and marketing, general and administrative expenses, and legal and professional fees. Total operating expenses were $1,150,425 for the three months ended June 30, 2020 as compared to $222,238 for the three months ended June 30, 2019. The increase of $928,187, or 418%, was primarily attributable to the following changes in operating expenses of:

●	Personnel costs - $687,573 increase

●	Sales and marketing - $237 increase

●	General and administrative expenses - $3,184 decrease

●	Legal and professional fees - $243,561 increase

The $687,573 increase in personnel costs resulted from Redwood Green Corp. hiring employees and an increase in consulting expenses as its operations began. The $243,561 increase in legal and professional fees primarily resulted from costs associated with expanded operations attributable to acquiring CMI and the strategic direction of the Company.

CMI operating expenses encompass personnel costs, sales and marketing, general and administrative, legal and professional fees, and amortization expense. Total operating expenses for CMI were $458,664 for the three months ended June 30, 2020. CMI was acquired after June 30, 2019, resulting in no operating expenses for the three months ended June 30, 2019.

Other Expense

Other expense consisted of foreign exchange gain/loss. Other expense during the three months ended June 30, 2020 and 2019 was $16,011 loss and $16 gain, respectively. The $16,027 increase was a result of foreign currency exchange loss for transactions with General Extract’s supplier.

CMI’s other expense consisted of interest expense. CMI’s other expense during the three months ended June 30, 2020 was $98,753. CMI was acquired after June 30, 2019, resulting in no other expenses for the three months ended June 30, 2019.

Net Loss

For the foregoing reasons, we had a net loss of $773,008 for the three months ended June 30, 2020, or $0.01 net loss per common share – basic and diluted, compared to $221,231 for the three months ended June 30, 2019, or $0.00 net loss per common share – basic and diluted.

Results of Operations for the Six Months Ended June 30, 2020 and 2019

Our operating results for the six months ended June 30, 2020 and 2019 are summarized as follows:

	For the Six Months Ended June 30,		Change
	2020	2019	Dollars	Percentage
Net sales	$781,455	$-	$781,455	100%
Cost of goods sold, inclusive of depreciation	744,279	-	744,279	100%
Gross profit	37,176	-	37,176	100%
Total operating expenses	4,158,616	269,860	3,888,756	1,441%
Loss from operations	(4,121,440)	(269,860)	(3,851,580)	1,427%
Total other expenses	(16,011)	(430)	(15,581)	3,623%
Net loss from continuing operations, before taxes	(4,137,451)	(270,290)	(3,867,161)	1,431%
Income taxes	5,117	-	5,117	0%
Net loss from continuing operations	$(4,142,568)	$(270,290)	$(3,872,278)	1,431%
Net loss from discontinued operations, net of tax	$(227,749)	$(22,279)	$(205,470)	922%
Net loss	$(4,370,317)	$(292,569)	$(4,077,748)	1,392%

Our operating results for the six months ended June 30, 2020, relating to our variable interest entity, CMI, are included above and summarized as follows:

	For the six Months Ended June 30,		Change
	2020	2019	Dollars	Percentage
Net sales	$3,328,867	$-	$3,328,867	100%
Cost of goods sold, inclusive of depreciation	2,628,051	-	2,628,051	100%
Gross profit	700,816	-	700,816	100%
Total operating expenses	828,340	-	828,340	100%
Loss from operations	(127,524)	-	(127,524)	100%
Total other expenses	(100,225)	-	(100,225)	100%
Net loss, before taxes	(227,749)	-	(227,749)	100%
Income taxes	-	-	-	0%
Net loss	$(227,749)	$-	$(227,749)	100%

Net Sales and Cost of Goods Sold

Net sales for the six months ended June 30, 2020 were $781,455, which represented an increase of $781,455, or 100%, compared to no net sales for the six months ended June 30, 2019. Revenue generating activities for continuing operations are attributable to General Extract, which was acquired after June 30, 2019. CMI net sales were $3,328,867 for the six months ended June 30, 2020, of which $2,272,184 was related to medical retail, $599,227 was related to medical wholesale, $454,715 was related to recreational wholesale, and $2,741 was related to other revenues. Revenue generating activities for discontinued operations are attributable to CMI.

Cost of goods sold for the six months ended June 30, 2020 primarily consisted of the cost of CBD isolate and the provision for inventory loss. Cost of goods sold increased by $744,279 for the six months ended June 30, 2020 compared to the six months ended June 30, 2019. There was no cost of goods sold for the six months ended June 30, 2019, as the Company did not engage in sales activities. CMI’s cost of goods sold for the six months ended June 30, 2020 primarily consisted of allocated salaries and wages of employees directly related to the production process, and allocated depreciation directly related to the production process, cultivation supplies, rent and utilities. CMI’s cost of goods sold were $2,628,051 for the three months ended June 30, 2020. CMI was acquired after June 2019, resulting in no cost of goods sold for the six months ended June 30, 2019.

Operating Expenses

Operating expenses encompass personnel costs, sales and marketing, general and administrative expenses, and legal and professional fees. Total operating expenses were $4,158,616 for the six months ended June 30, 2020 as compared to $269,860 for the six months ended June 30, 2019. The increase of $3,888,756, or 1,441%, was primarily attributable to the following increases in operating expenses of:

●	Personnel costs - $1,416,685

●	Sales and marketing - $14,854

●	General and administrative expenses - $1,529,902

●	Legal and professional fees - $927,315

The $1,416,685 increase in personnel costs resulted from Redwood Green Corp. hiring employees and an increase in consulting expenses as its operations began. The $1,529,902 increase in general and administrative expenses is a result of stock-based compensation expense of $1,372,656. The $927,315 increase in legal and professional fees primarily resulted from costs associated with expanded operations attributable to acquiring CMI and the strategic direction of the Company.

CMI operating expenses encompass personnel costs, sales and marketing, general and administrative, legal and professional fees, and amortization expense. Total operating expenses for CMI were $828,340 for the six months ended June 30, 2020. CMI was acquired after June 30, 2019, resulting in no operating expenses for the three months ended June 30, 2019.

Other Expense

Other expense consisted of loss on foreign exchange. Other expense during the six months ended June 30, 2020 and 2019 was $16,011 and $430, respectively. The $15,581 or 3,623% increase in other expense was a result of foreign currency exchange loss for transactions with General Extract’s supplier.

CMI’s other expense consisted of interest expense. CMI’s other expense during the six months ended June 30, 2020 was $100,225. CMI was acquired after June 30, 2019, resulting in no other expenses for the six months ended June 30, 2019.

Net Loss

For the foregoing reasons, we had a net loss of $4,370,317 for the six months ended June 30, 2020, or $0.04 net loss per common share – basic and diluted, compared to $292,569 for the six months ended June 30, 2019, or $0.00 net loss per common share – basic and diluted.

Liquidity, Capital Resources and Cash Flows

The board of directors of the Company has  refocused the Company to seek financing for general operating expenses from the Company’s current shareholders in the form of either convertible debt, stock options, or share subscriptions, pending determination of a new business strategy and sale of the Good Meds assets. It is unknown at this time what the financial requirements of a new business strategy will be or how it will be funded. The Company expects substantial proceeds from the sale of the Good Meds assets which will at least partially offset the cost of the new business strategy, as well as general operating expenses. As of June 30, 2020, the Company had working capital of $10,094,488 and cash balance of $611,863. There can be no assurance that the Company will be able to source financing to fund its new business strategy, when determined, or that it will be able to sell the Good Meds assets on reasonable terms.

COVID-19 has resulted in, and may continue to result in, significant disruption of financial markets, which may reduce the Company’s ability to access capital or its customers’ ability to pay the Company for past or future purchases, which could negatively affect the Company’s liquidity. The Company believes that the cash balances and cash from operations will be sufficient to satisfy its cash needs for the next few months until it can obtain new long-term financing or other sources of capital. If we are unable to attain additional financing, we will have to seek additional strategic alternatives and relief from our additional liabilities accumulated during COVID-19.

The impact of COVID-19 developments and uncertainty with respect to the economic effects of the pandemic have introduced significant volatility in the financial markets and are having a widespread adverse effect on the cannabis industry, including reductions in consumer demand and production of THC-dominant and CBD-dominant cannabis. While the full extent of the impact is unknown and the current situation is still evolving, the Company intends to evaluate further ways to control costs in position with sales levels. The uncertainties associated with COVID-19 related to our industry present risk and doubt about the Company’s ability to continue as a going concern.

Going Concern

Management believes that we will continue to incur losses for the immediate future. Therefore, we may either need additional equity or debt financing until we can achieve profitability and positive cash flows from operating activities, or proceeds from the sale of assets. These conditions raise substantial doubt about our ability to continue as a going concern. Our condensed consolidated financial statements do not include any adjustments relating to the recovery of assets or the classification of liabilities that may be necessary should we be unable to continue as a going concern.

The condensed consolidated financial statements do not include any adjustments related to this uncertainty and as to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should we be unable to continue as a going concern.

Capital Resources

The following table summarizes total current assets, liabilities and working capital for the periods indicated:

	June 30, 2020	December 31, 2019
Current assets	$13,408,751	$15,760,006
Current liabilities	3,314,263	2,668,283
Working capital	$10,094,488	$13,091,723

As of June 30, 2020 and December 31, 2019, we had a cash balance of $611,863 and $3,473,770, respectively.

Summary of Cash Flows

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Net cash used in operating activities	$(810,214)	$(117,695)	$(2,410,645)	$(192,330)
Net cash used in investing activities	$(184,735)	$-	$(451,262)	$-
Net cash provided by financing activities	$-	$3,109,598	$-	$3,109,776

Net used in operating activities

Net cash used in operating activities was $2,410,645 during the six months ended June 30, 2020. This included a net loss of $4,137,451, a non-cash charge related to provision for inventory loss of $400,787, a non-cash charge related to stock-based compensation of $1,372,656, a non-cash charge of deferred income tax expense of $427, and cash used in operating activities from discontinued operations of $41,332. Additionally, the cash used was increased by changes in accounts receivable, prepaid expenses, inventories, accounts payable and accrued expenses, assets held for sale, and taxes payable of $614.

Net cash used in operating activities was $192,330 during the six months ended June 30, 2019, primarily due to our net loss of $292,569, partially offset by an increase in accounts payable and accrued liabilities of $118,261.

Net cash used in investing activities

Net cash used in investing activities was $451,262 during the six months ended June 30, 2020, due to the purchase of property and equipment.

There were no investing activities during the six months ended June 30, 2019.

Net cash provided by financing activities

There were no financing activities during the six months ended June 30, 2020.

Net cash provided by financing activities was $3,109,776 during the six months ended June 30, 2019, primarily due to $3,156,900 in proceeds received from the sale of our common stock and common stock subscribed in June 2019, minus equity issuance costs of $47,250.

Off-Balance Sheet Arrangements

None.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to intangibles, accounting for acquisitions, revenue recognition, income taxes, useful life and recoverability of long-lived assets and deferred income tax asset valuations. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Retail customer loyalty liabilities are recognized in the period in which they are incurred and will often be retired without being utilized. Shipping and handling costs are expensed as incurred and are included in cost of sales, which were not material for the three and six months ended June 30, 2020.

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

Income Taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has adopted ASC 740, Income Taxes as of its inception. Pursuant to ASC 740 the Company is required to compute tax asset benefits for net operating losses carried forward. The potential benefits of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years. As of June 30, 2020 and 2019, the Company had no accrued interest or penalties related to uncertain tax positions.

Assets and Liabilities of Discontinued Operations Held for Sale

Assets and liabilities are classified as held for sale when all of the following criteria for a plan of sale have been met: (1) management, having the authority to approve the action, commits to a plan to sell the assets; (2) the assets are available for immediate sale, in their present condition, subject only to terms that are usual and customary for sales of such assets; (3) an active program to locate a buyer and other actions required to complete the plan to sell the assets have been initiated; (4) the sale of the assets is probable and is expected to be completed within one year; (5) the assets are being actively marketed for a price that is reasonable in relation to their current fair value; and (6) actions required to complete the plan indicate that it is unlikely that significant changes to the plan will be made or the plan will be withdrawn. When all of these criteria have been met, the assets (and liabilities) are classified as held for sale in the balance sheet. Assets classified as held for sale are reported at the lower of their carrying value or fair value less costs to sell. Depreciation of assets ceases upon designation as held for sale.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable for a smaller reporting company.

Item 4. Controls and Procedures

Management’s Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer (who is also the Company’s principal executive officer), and our chief financial officer (who is also the Company’s principal financial and accounting officer) to allow for timely decisions regarding required disclosure. Thus, in accordance with Rules 13a-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures as of June 30, 2020, which is the end of the period covered by this Form 10-Q. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, as disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective. The ineffectiveness of our disclosure controls and procedures was due to material weaknesses identified in our internal control over financial reporting, as described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2020. During the period covered by this Quarterly Report on Form 10-Q, we have not been able to remediate the material weaknesses described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019. Our remediation efforts will continue to be implemented throughout our 2020 fiscal year. We believe that the controls that we will be implementing will improve the effectiveness of our internal control over financial reporting. As we continue to evaluate and work to improve our internal control over financial reporting, we may determine to take additional measures to address the material weakness or determine to supplement or modify certain of the remediation measures described above.

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

REDWOOD GREEN CORP.
(Registrant)

Dated: August 7, 2020

/s/ Christopher Hansen
Christopher Hansen
Chief Executive Officer and Director
(Principal Executive Officer)

Dated: August 7, 2020

/s/ Philip Mullin
Philip Mullin
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)