Form 10-Q/A
period 2020-06-30
Redwood Green Corp.
filed 2020-08-10
CIK 1533030

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Explanatory Note

The sole purpose of this Amendment is to correct an error in Financial Footnote Note 16 Subsequent Events. Note 16 has been amended to read as follows:

On August 4, 2020, the Company received $250,000 in consideration for the sale of securities consisting of 2,500,000 shares of common stock and warrants exercisable into an additional 2,500,000 shares of common stock exercisable at a price of $0.25 per share with an expiration of twenty-four months from date of subscription.

This Amendment does not affect any other items or sections in the original filing, and the Company has not updated the information contained herein to reflect events and transactions occurring subsequent to the date of the original filing on August 7, 2020.

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

Effective July 20, 2020, Christopher Hansen joined the company as Chief Executive Officer.

On August 4, 2020, the Company received $250,000 in consideration for the sale of securities consisting of 2,500,000 shares of common stock and warrants exercisable into an additional 2,500,000 shares of common stock exercisable at a price of $0.25 per share with an expiration of twenty-four months from date of subscription.

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

Dated: August 10, 2020

/s/ Christopher Hansen
Christopher Hansen
Chief Executive Officer and Director
(Principal Executive Officer)

Dated: August 10, 2020

/s/ Philip Mullin
Philip Mullin
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)