Form 10-Q
period 2020-09-30
Andina Gold Corp.
filed 2020-11-09
CIK 1533030

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-56155

ANDINA GOLD CORP.

(Exact name of registrant as specified in its charter)

Nevada	82-5051728
(State of incorporation)	(IRS Employer Identification No.)

866 Navajo St, Denver, CO	80204
(Address of principal executive offices)	(Zip Code)

303-416-7208

(Registrant’s telephone number, including area code)

REDWOOD GREEN CORP.

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

As of November 9, 2020, the registrant had 93,970,152 shares of its common stock, par value $0.001 per share, outstanding.

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

i

ANDINA GOLD CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	September 30, 2020	December 31, 2019
		(Revised)
ASSETS
Current assets:
Cash and cash equivalents (Note 2)	$614,205	$3,473,770
Accounts receivable, net (Note 2)	684,000	-
Prepaid expenses	171,963	100,555
Inventory, net (Note 2)	-	340,000
Assets held for sale, current	6,916,380	11,845,681
Total current assets	8,386,548	15,760,006
Total assets	$8,386,548	$15,760,006

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses (Note 2)	$1,598,203	$754,850
Loans payable	600,000	-
Taxes payable	771	-
Liabilities held for sale, current	1,524,284	1,913,433
Total current liabilities	3,723,258	2,668,283
Notes payable	20,833	-
Deferred tax liability	7,676	4,691
Total liabilities	3,751,767	2,672,974

Commitments and contingencies (Note 16)

Shareholders’ equity:
Preferred stock, $0.001 par value, 100,000 shares authorized, no shares issued and outstanding respectively	-	-
Common stock, $0.001 par value, 500,000,000 shares authorized, 93,470,152 and 106,216,708 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively	93,470	106,216
Additional paid-in capital	18,764,904	16,894,103
Accumulated deficit	(14,223,593)	(3,913,287)
Total shareholders’ equity	4,634,781	13,087,032
Total liabilities and shareholders’ equity	$8,386,548	$15,760,006

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ANDINA GOLD CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net sales	$-	$-	$781,455	$-
Cost of goods sold, inclusive of provision for inventory loss of $0 and $400,787 for the three and nine months, respectively, ended September 30, 2020	-	-	744,279	-
Gross profit	-	-	37,176	-

Operating expenses:
Personnel costs	509,031	295,504	1,925,716	295,504
Sales and marketing	-	5,225	14,854	5,225
General and administrative	382,869	(73,331)	2,182,631	196,530
Legal and professional fees	289,484	708,364	1,216,799	708,363
Research and development	-	477,585	-	477,585
Total operating expenses	1,181,384	1,413,347	5,340,000	1,683,207
Loss from operations	(1,181,384)	(1,413,347)	(5,302,824)	(1,683,207)

Other income (expenses):
Interest expense	(85,040)	-	(85,040)	-
Loss on foreign exchange	(36,500)	-	(52,511)	(430)
Total other expenses	(121,540)	-	(137,551)	(430)
Net loss from continuing operations, before taxes	(1,302,924)	(1,413,347)	(5,440,375)	(1,683,637)
Income taxes	2,559	90,305	7,676	90,305
Net loss from continuing operations	(1,305,483)	(1,503,652)	(5,448,051)	(1,773,942)
Net gain / (loss) from discontinued operations, net of tax	(4,634,506)	204,135	(4,862,255)	181,856
Net loss	$(5,939,989)	$(1,299,517)	$(10,310,306)	$(1,592,086)

Comprehensive loss from discontinued operations	-	-	-	(5,370)
Comprehensive loss	$(5,939,989)	$(1,299,517)	$(10,310,306)	$(1,597,456)

Net loss per common share:
Loss from continuing operations - basic and diluted	$(0.01)	$(0.01)	$(0.05)	$(0.02)
Gain / (loss) from discontinued operations - basic and diluted	$(0.05)	$0.00	$(0.05)	$0.00
Loss per common share - basic and diluted	$(0.06)	$(0.01)	$(0.10)	$(0.02)
Weighted average common shares outstanding—basic and diluted	93,060,753	100,363,796	101,611,540	84,627,790

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ANDINA GOLD CORP.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(UNAUDITED)

	Common Stock		Additional Paid-In	Common Stock to	Accumulated			Total Shareholders’
	Shares	Amount	Capital	Be Issued	Deficit	NCI	AOCL	Equity
Balance at December 31, 2019 (Revised)	106,216,708	$106,216	$16,894,103	$-	$(3,913,287)	$-	$-	$13,087,032

Issuance of common stock pursuant to separation agreement	1,175,549	1,176	763,049	-	-	-	-	764,225
Issuance of common stock pursuant to accelerated vesting of RSU’s	600,000	600	389,460	-	-	-	-	390,060
Stock-based compensation	-	-	159,529	-	-	-	-	159,529
Net loss	-	-	-	-	(3,597,309)		-	(3,597,309)

Balance at March 31, 2020	107,992,257	107,992	18,206,141	-	(7,510,596)	-	-	10,803,537

Share cancellations	(15,050,000)	-	-	-	-		-	-
Stock-based compensation	-	-	58,842	-	-	-	-	58,842
Net loss	-	-	-	-	(773,008)	-	-	(773,008)

Balance at June 30, 2020	92,942,257	$107,992	$18,264,983	$-	$(8,283,604)	$-	$-	$10,089,371

Share cancellations	(300,000)	(15,350)	15,350	-	-	-	-	-
Share issuance	70,000	70	14,930	-	-	-	-	15,000
Stock-based compensation	757,895	758	219,641	-	-	-	-	220,399
Beneficial Conversion Feature of Note Payable	-	-	250,000	-	-	-	-	250,000
Net loss	-	-	-	-	(5,939,989)	-	-	(5,939,989)

Balance at September 30, 2020	93,470,152	$93,470	$18,764,904	$-	$(14,223,593)	$-	$-	$4,634,781

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ANDINA GOLD CORP.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY CONTINUED

(UNAUDITED)

	Common Stock		Additional Paid-In	Common Stock to	Accumulated			Total Shareholders’
	Shares	Amount	Capital	Be Issued	Deficit	NCI	AOCL	Equity
Balance at December 31, 2018	76,400,016	$76,400	$1,425,885	$-	$(840,656)	$-	$(15,097)	$646,532

Net loss	-	-	-	-	(71,338)	-	454	(70,884)

Balance at March 31, 2019	76,400,016	76,400	1,425,885	-	(911,994)	-	(14,643)	575,648

Common stock issued pursuant to private placement, net of issuance costs	5,437,000	5,437	2,665,813	-	-	-	-	2,671,250
Common stock to be issued pursuant to private placement	-	-	-	438,400	-	-	-	438,400
Net Loss	-	-	-	-	(221,231)	-	(5,824)	(227,055)

Balance at June 30, 2019	81,837,016	$81,837	$4,091,698	$438,400	$(1,133,225)	$-	$(20,467)	$3,458,243

Common stock issued pursuant to private placement, net of issuance costs	8,888,005	8,888	4,424,594	(438,400)	-	-	-	3,995,082
Common stock issued in connection with business combination	13,553,233	13,553	6,763,064	-	-	-	-	6,776,617
Common stock issued pursuant to advisory agreements	790,000	790	394,210	-	-	-	-	395,000
Common stock issued in connection with conversion of debt and accounts payable	1,148,454	1,148	573,079	-	-	-	-	574,227
Consolidation of variable interest entity	-	-	-	-	-	1,182,487	-	1,182,487
Deconsolidation of former subsidiary	-	-	-	-	(20,467)	-	20,467	-
Net Loss	-	-	-	-	(1,299,517)	-	-	(1,299,517)

Balance at September 30, 2019	106,216,708	$106,216	$16,246,645	$-	$(2,453,209)	$1,182,487	$-	$15,082,139

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ANDINA GOLD CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended September 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,448,051)	$(1,592,086)
Adjustments to reconcile net loss to net cash used in operating activities from continuing operations:
Amortization of debt discount	20,833	-
Fair value of common stock issued	15,000	395,000
Research and development expenses associated with asset acquisition	-	477,585
Provision for inventory loss	400,787	-
Stock-based compensation expense	1,593,055	-
Deferred income tax expense	2,985	90,305
Change in operating assets and liabilities:
Accounts receivable	(684,000)	-
Prepaid expenses	(71,408)	(143,651)
Inventory, net	(60,787)	-
Accounts payable and accrued expenses	843,353	115,549
Due to related party	-	(346)
Assets held for sale	7,134	-
Taxes payable	771	-
Net cash used in operating activities from continuing operations	(3,380,328)	(657,644)
Net cash provided by operating activities from discontinued operations	132,937	50,622
Net cash used in operating activities	(3,247,391)	(607,022)

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for CMI business combination, net of cash acquired	-	(1,863,117)
Cash acquired as part of General Extract asset acquisition	-	4,506
Net cash used in investing activities from continuing operations	-	(1,858,611)
Net cash used in investing activities from discontinued operations	(462,174)	(39,597)
Net cash used in investing activities	(462,174)	(1,898,208)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock pursuant to private placement, net of issuance costs	-	7,104,732
Proceeds from loans payable	600,000	-
Proceeds from notes payable	250,000	-
Net cash provided by financing activities from continuing operations	850,000	7,104,732
Net cash used in financing activities from discontinued operations	-	(100,000)
Net cash provided by financing activities	850,000	7,004,732

Net increase / (decrease) in cash from continuing operations	(2,530,328)	4,588,477
Net decrease in cash from discontinued operations	(329,237)	(88,975)
Effect of exchange rate changes on cash	-	(3,914)
Cash at beginning of period	3,473,770	207,313
Cash at end of period	$614,205	$4,702,901

Supplemental disclosure of cash flow information:
Cash paid for interest	$46,038	$12,715

Supplemental disclosure of non-cash investing and financing activities:
Common stock issued pursuant to separation agreement	$764,225	$-
Common stock issued pursuant to vesting of restricted stock units	$390,060	$-
Common stock issued in connection with conversion of debt	$-	$503,475
Common stock issued in connection with conversion of accounts payable	$-	$70,752
Disposal of First Colombia Devco S.A.S.	$-	$20,467
Consolidation of variable interest entity	$-	$1,182,487
Equity issued pursuant to CMI Transaction	$-	$6,776,617

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Nature of the Business

Andina Gold Corp (“Andina Gold” or the “Company”) began as Auto Tool Technologies Inc., which was incorporated under the laws of the State of Nevada on May 10, 2011. The Company’s name was changed to AFC Building Technologies Inc. effective January 10, 2014. Effective April 26, 2018, the Company changed its name to First Colombia Development Corp. Effective October 14, 2019, the Company changed its name to Redwood Green Corp. Effective September 1, 2020, the Company changed its name to Andina Gold Corp.

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

On July 15, 2019, the Company, through its wholly owned subsidiary Good Acquisition Co., entered into a Membership Interest Purchase Agreement to acquire cannabis brands and other assets of Critical Mass Industries LLC DBA Good Meds (“CMI” and/or “Good Meds”), a Colorado limited liability company (“CMI Transaction”). CMI is licensed by the Marijuana Enforcement Division of Colorado Department of Revenue to produce cannabis and cannabis products under its six licenses. These licenses allow for cultivation, manufacturing of infused products and retail distribution. At the time the Company entered into the Membership Interest Purchase Agreement, Colorado law prohibited public companies, including the Company, from owning cannabis licenses. Therefore, CMI spun off certain assets acquired by the Company. Under the terms of the Membership Interest Purchase Agreement, CMI retained the cannabis license, inventory and accounts receivable (the “Cannabis License Assets”) and will continue to operate the cannabis business related to those assets. In consideration for the transfer of the acquired assets, the Company delivered 13,553,233 shares of the Company common stock, in addition to $1,999,770 in cash to CMI. An additional 1,500,000 shares of Andina Gold common stock were held and retained by the Company until the Cannabis License Assets can be purchased (see Note 2 and Note 7).

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

Andina Gold operates two medical marijuana dispensaries and related businesses in Colorado (see Note 2). Our mission is to deliver high-quality, safely manufactured, sustainable, innovative, and accessible cannabis products which support individual well-being.

In August 2020, the Company merged with its wholly owned Nevada subsidiary, Andina Gold Corp., and changed its name to Andina Gold Corp. On October  21, 2020 FINRA issued an advisory accepting the company’s name change from Redwood Green Corp to Andina Gold Corp and ticker symbol change to AGOL effective as of October 22, 2020 at the opening of the U.S. OTC market. As of October 15, 2020  the Company has redirected its business strategy to seek financing for general operating expenses from the Company’s current shareholders in the form of share subscription and warrants as specifically authorized by the Board in writing on October 15, 2020. Further, the Company is actively pursuing divestiture of its Colorado-based subsidiaries and assets. In August 2020, the Company established a wholly owned Colombian subsidiary, Andina Gold Colombia SAS. Subject to further discussions, obtaining the necessary local regulatory approvals and regulatory developments, the Company shall identify and pursue gold exploration in Colombia. The Company will need substantial additional capital in order to execute this strategy and there can be no assurance that such quantities of capital can be sourced on reasonable terms, if at all. In addition, there can be no assurance that the Company will be successful in pursuing this strategy.

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

Balance Sheet
Description	As of September 30, 2020	As of December 31, 2019
Current assets
Cash and cash equivalents	$399,011	$467,460
Accounts receivable, net	60,312	113,599
Inventory, net	597,935	768,633
Total current assets	1,057,258	1,349,692
Total assets	$1,057,258	$1,349,692

Current liabilities
Accounts payable and accrued expenses	$171,991	$337,386
Total current liabilities	171,991	337,386

Total liabilities	171,991	337,386
Net assets	$885,267	$1,012,306

Income Statement
Description	For the Three Months Ended September 30, 2020	For the Nine Months Ended September 30, 2020
Net sales	$1,858,202	$5,187,069
Cost of goods sold, inclusive of depreciation	1,354,626	3,982,677
Gross profit	$503,576	$1,204,392

Operating expenses
Personnel costs	104,021	286,788
Sales and marketing	224,382	699,080
General and administrative	54,904	186,614
Legal and professional fees	56,436	77,667
Amortization expense	8,967	26,901
Total operating expenses	448,710	1,277,050
Gain / (loss) from operations	$54,866	$(72,658)
Interest expense	25,858	126,083
Goodwill impairment	4,663,514	4,663,514
Total other expenses	4,689,372	4,789,597
Net income	$(4,634,506)	$(4,862,255)

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

4.	Going Concern Uncertainty, Financial Conditions and Management’s Plans

The Company believes that there is substantial doubt about the Company’s ability to continue as a going concern. The Company believes that its available cash balance as of the date of this filing will not be sufficient to fund its anticipated level of operations for at least the next twelve months. The Company believes that, at the present time, its ability to continue operations depends on the sale of assets as well as its ability to access capital markets when necessary to accomplish the Company’s strategic objectives. The Company believes that the Company will continue to incur losses in the future. The Company expects to finance future cash needs from the results of operations and, depending on the results of operations, the Company will need additional equity, debt financing or assets sales until the Company can achieve profitability and positive cash flows from operating activities, if ever. There can be no assurance that the Company will be able to attract needed financing or be able to sell assets on reasonable terms, if at all.

On March 11, 2020, the 2019 novel coronavirus (“COVID-19) was characterized as a “pandemic.”  The Company’s operations were impacted during the quarter in the United States. The impact of COVID-19 developments and uncertainty with respect to the economic effects of the pandemic has introduced significant volatility in the financial markets.

The Company assessed certain accounting matters that require consideration of forecasted financial information, including, but not limited to, the carrying value of the Company’s goodwill, intangible assets, and other long-lived assets, and valuation allowances in context with the information reasonably available to the Company and the unknown future impacts of COVID-19 as of September 30, 2020 and through the date of this report. The Company’s future assessment of the magnitude and duration of COVID-19, as well as other factors, could result in material impacts to the Condensed Consolidated Financial Statements in future reporting periods.

Our unaudited financial statements for the nine months ended September 30, 2020 have been prepared on a going concern basis and contain an additional explanatory paragraph which identifies issues that raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The continuation of our company as a going concern is dependent upon the continued financial support from its shareholders, the ability of our company to obtain necessary equity or debt financing to continue operations, the sale of assets, and ultimately the attainment of profitable operations. For the nine months ended September 30, 2020, our company used $3,247,391 of cash for operating activities, incurred a net loss of $10,310,306 and has an accumulated deficit of $14,223,593 since inception. These factors raise substantial doubt regarding our company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should our company be unable to continue as a going concern.

The (COVID-19) pandemic and responses to this crisis, including actions taken by federal, state and local governments, have had an impact on the operations of the company, including, without limitation, the following: reduced staffing due to employee suspected conditions and social distancing measures; constraints on productivity; management and staff non-essential business-related travel was constrained due to stay-at-home orders; most employees have shifted to remote work resulting in possible loss of productivity; consumers visiting dispensaries operated under license impacted by stay-at-home orders. Management continues to monitor the COVID-19 pandemic situation and federal, state and local recommendations and will provide updates as appropriate.

5.	Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with GAAP for interim financial information and with the Securities and Exchange Commission (“SEC”) for interim reporting. Accordingly, they do not include certain footnotes and financial presentations normally required under GAAP for complete financial statements. The condensed consolidated financial statements include the accounts of the Andina Gold, General Extract and CMI, a VIE for which the Company is deemed to be the primary beneficiary. All significant intercompany balances and transactions have been eliminated in consolidation. The Company operates as one segment from its corporate headquarters in Colorado. The unaudited condensed consolidated financial statements have been prepared on the same basis as the annual financial statements, with exception to the revision as described in Note 3 and reflect all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position and the results of operations and cash flows. The results for the three- and nine-month periods ended September 30, 2020 are not necessarily indicative of the results to be expected for any subsequent period or the entire year ending December 31, 2020. These unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s annual audited financial statements and notes thereto for the year ended December 31, 2019, included in the Company’s Form 10-K filed on April 3, 2020 with the SEC.

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

Accounts Receivable, net

Accounts receivable, net is comprised of balances due from customers and are recorded at the invoiced amount. Past due balances are determined based on the contractual terms of the arrangements. Accounts receivable are accrued against when management determines, after considering economic and business conditions and all means of collection efforts have been exhausted and the potential for recovery is considered remote, that the collection of receivables is doubtful. Accounts receivable amounts, net of allowance for doubtful accounts, were $744,312 and $113,599 as of September 30, 2020 and December 31, 2019, respectively. This includes $60,312 and $113,599, respectively, related to the VIE, which is classified as held for sale. Uncollectible accounts previously recorded as receivables are recognized as bad debt expense, with a corresponding decrease to accounts receivable. Bad debt expense was $34,765 and $42,118 for the three and nine months ended September 30, 2020, respectively. This amount includes $(1,235) and $2,118, respectively, related to the VIE, which is classified as discontinued operations. Bad debt expense for the three and nine months ended September 30, 2019 was $(1,200). This related entirely to the VIE and was classified as discontinued operations.

Inventory, net

Inventory, net is comprised of work-in-process and finished goods consisting of cannabis and cannabidiol products. Cost includes expenditures directly related to the manufacturing process as well as suitable portions of related production overheads, based on normal operating capacity. Inventory, net is stated at the lower of cost or net realizable value. The Company compares the cost of inventory with market value and writes down inventories to net realizable value, if lower. In evaluating whether inventories are stated at lower of cost or net realizable value, management considers such factors as inventories on hand, physical deterioration, obsolescence, changes in price levels, estimated time to sell such inventories and current market conditions. Due to changing market conditions, management conducted a thorough review of its inventory. As a result, a provision for inventory losses of $0 and $400,787 was charged against cost of goods sold during the three and nine months ended September 30, 2020, respectively, due to a write down of inventory to its net realizable value. This was based on the Company’s best estimates of product sales prices and customer demand patterns. It is at least reasonably possible that the estimates used by the Company to determine its provision for inventory losses will be materially different from the actual amounts or results. These differences could result in materially higher than expected inventory provisions, which could have a materially adverse effect on the Company’s results of operations and financial conditions in the near term.

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

Retail customer loyalty liabilities are recognized in the period in which they are incurred and will often be retired without being utilized. Shipping and handling costs are expensed as incurred and are included in cost of sales, which were not material for the three and nine months ended September 30, 2020.

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

Comprehensive Loss

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive income (loss) and its components in the condensed consolidated financial statements. For the three and nine months ended September 30, 2020 and 2019, the Company’s only component of comprehensive loss was foreign currency translation adjustments pertaining to the Company’s former subsidiary Devco.

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

Net Loss per Share

The Company follows ASC 260, Earnings Per Share, which requires presentation of basic and diluted earnings per share (“EPS”) on the face of the income statement for all entities with complex capital structures. Net earnings or loss per share is computed by dividing net income or loss by the weighted-average number of common shares outstanding during the period, excluding shares subject to redemption or forfeiture. The Company presents basic and diluted net earnings or loss per share. Diluted net earnings or loss per share reflect the actual weighted average of common shares issued and outstanding during the period, adjusted for potentially dilutive securities outstanding. Potentially dilutive securities are excluded from the computation of the diluted net loss per share if their inclusion would be anti-dilutive. There were 2,050,000 unvested RSU’s considered potentially dilutive securities outstanding as of September 30, 2020 and no potentially dilutive items outstanding as of September 30, 2019. Diluted net loss per share is the same as basic net loss per share for each period.

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

6.	Revenue Recognition

Disaggregated Revenue

	For the Three Months Ended September 30,
	2020	2019
Types of Revenues:
Medical retail (amounts related to VIE discontinued operations of $1,259,120 and $1,023,480)	$1,259,120	$1,023,480
Medical wholesale (amounts related to VIE discontinued operations of $455,521 and $200,250)	455,521	200,250
Recreational wholesale (amounts related to VIE discontinued operations of $143,561 and $381,746)	143,561	381,746
Other revenues (amounts related to VIE discontinued operations of $0 and $0)	-	-
Total revenues	$1,858,202	$1,605,476

	For the Nine Months Ended September 30,
	2020	2019
Types of Revenues:
Medical retail (amounts related to VIE discontinued operations of $3,531,304 and $1,023,480)	$3,542,504	$1,023,480
Medical wholesale (amounts related to VIE discontinued operations of $1,054,748 and $200,250)	1,055,448	200,250
Recreational wholesale (amounts related to VIE discontinued operations of $598,276 and $381,746)	1,367,831	381,746
Other revenues (amounts related to VIE discontinued operations of $2,741 and $0)	2,741	-
Total revenues	$5,968,524	$1,605,476

7.	Business Combination

Effective July 15, 2019, the Company acquired cannabis brands and other assets of CMI. In consideration of the sale and transfer of the acquired assets, the Company delivered 13,553,233 shares of Andina Gold common stock, in addition to $1,999,770 in cash to the members of CMI.

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

Unaudited Pro Forma Results

CMI contributed a net loss of $4,634,506 and $4,862,255 for the three and nine months ended September 30, 2020, respectively, included in discontinued operations in the Company’s consolidated statements of operations.

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Net Sales	$1,858,202	$1,907,323	$5,968,524	$4,964,507
Net loss	$(5,939,989)	$(782,412)	$(10,310,306)	$(1,464,115)
Net loss per common share	$(0.06)	$(0.01)	$(0.10)	$(0.02)

8.	Discontinued Operations

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

The accompanying condensed consolidated balance sheets include the following carrying amounts of assets and liabilities related to these Devco discontinued operations:

	September 30, 2020	July 1, 2019*
Assets
Cash	$-	$18,472
Inventory, net	-	-
Prepaid expenses and advances	-	29,980
Current assets held for sale	-	48,452
Property and equipment, net	-	456,762
Total assets held for sale	-	505,214

Liabilities
Accounts payable and accrued liabilities	-	23,123
Total liabilities held for sale	-	23,123

Net assets	$-	$482,091

* - Date of Devco disposition

The condensed consolidated statements of operations include the following operating results related to these Devco discontinued operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Selling, marketing and administrative	$-	$-	$-	$19,716
Impairment loss	-	-	-	903
Interest expense	-	-	-	310
Net loss from discontinued operations, before taxes	-	-	-	(20,929)
Income taxes	-	-	-	1,350
Net loss from discontinued operations, net of tax	$-	$-	$-	$(22,279)

Foreign currency translation adjustments	-	-	-	(5,370)
Comprehensive loss from discontinued operations, net of tax	$-	$-	$-	$(27,649)

For the nine months ended September 30, 2019, statements of cash flows include non-cash impairment charges of $903 and depreciation expense of $368 related to these Devco discontinued operations.

In June 2020, the Company’s board of directors adopted a plan to exit the cultivation, manufacturing of infused products and retail distribution businesses through the sale of Good Meds. The Company determined that the intended sale represented a strategic shift that will have a major effect on the Company’s operations and financial results and therefore, for financial statement reporting purposes classified Good Meds and its consolidated VIE CMI as held for sale at September 30, 2020 and December 31, 2019.

The accompanying condensed consolidated balance sheets include the following carrying amounts of assets and liabilities related to these CMI discontinued operations:

	September 30, 2020	December 31, 2019
Assets
Accounts receivable, net	$60,312	$113,599
Prepaid expenses	2,639	11,588
Inventory, net	597,935	768,633
Property and equipment, net	2,483,690	2,152,626
Goodwill	-	4,663,514
Intangible assets, net	2,842,346	2,869,247
Security deposits	15,608	15,608
Right of use asset, net	913,850	1,243,732
Total current assets held for sale	6,916,380	11,838,547

Total assets held for sale	$6,916,380	$11,838,547

Liabilities
Accounts payable and accrued expenses	171,991	337,386
Taxes payable	22,233	24,865
Notes payable, related parties	431,090	307,450
Right of use liability	898,970	1,243,732
Total liabilities held for sale	1,524,284	1,913,433

Net assets	$5,392,096	$9,925,114

The condensed consolidated statements of operations include the following operating results related to these CMI discontinued operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net sales	$1,858,202	$1,605,476	$5,187,069	$1,605,476
Cost of goods sold, inclusive of depreciation	1,354,626	981,890	3,982,677	981,890
Gross profit	503,576	623,586	1,204,392	623,586

Operating expenses:
Personnel costs	104,021	112,028	286,788	112,028
Sales and marketing	224,382	164,629	699,080	164,629
General and administrative	54,904	76,175	186,614	76,175
Legal and professional fees	56,436	43,311	77,667	43,311
Amortization expense	8,967	10,593	26,901	10,593
Total operating expenses	448,710	406,736	1,277,050	406,736
Gain / (loss) from operations	54,866	216,850	(72,658)	216,850

Other income (expenses):
Interest expense	(25,858)	(12,715)	(126,083)	(12,715)
Goodwill impairment	(4,663,514)	-	(4,663,514)	-
Total other expenses	(4,689,372)	(12,715)	(4,789,597)	(12,715)

Net loss from discontinued operations, before taxes	(4,634,506)	204,135	(4,862,255)	204,135
Income taxes	-	-	-	-

Net loss from discontinued operations	$(4,634,506)	$204,135	$(4,862,255)	$204,135

9.	Inventory, Net

Inventory, net consisted of the following:

	September 30, 2020	December 31, 2019
Finished goods (amounts related to VIE discontinued operations of $252,553 and $416,871)	$252,553	$920,671
Work-in-process inventory grow (amounts related to VIE discontinued operations of $345,382 and $351,762)	345,382	351,762
Provision for inventory losses	-	(163,800)
	$597,935	$1,108,633

The Company re-negotiated the selling price of the cannabidiol finished goods inventory from General Extract in 2019 and 2020. All remaining cannabidiol finished goods inventory was sold in 2020 Q2. Finished goods relating to cannabis and cannabidiol products had balances of $252,553 and $0 as of September 30, 2020 and 2019, respectively.

10.	Property and Equipment, Net

Property and equipment, net consisted of the following. All property and equipment is owned by CMI and classified as held for sale.

	September 30, 2020	December 31, 2019
Leasehold improvements	$2,236,054	$2,223,609
Machinery and equipment	954,081	888,786
Furniture and fixtures	43,331	43,331
Construction in progress	643,049	258,615
	3,876,515	3,414,341
Less: Accumulated depreciation	(1,392,825)	(1,261,715)
	$2,483,690	$2,152,626

Depreciation expense for the three and nine months ended September 30, 2020 was $0, and $131,110, respectively, and was $54,471 for the three and nine months ended September 30, 2019. Depreciation expense was recorded in cost of goods sold and general and administrative expense for the nine months ended September 30, 2020 and 2019, respectively.

11.	Goodwill and Intangible Assets

The Company tests goodwill and definite-lived intangible assets for impairment annually as of October 1st, or more frequently whenever events or changes in circumstances indicate that the asset might be impaired. As the Company has marketed the CMI assets for sale, management determined it was more likely than not that the fair value was less than the carrying value. Therefore, the Company recorded an impairment loss of $4,663,514 in accordance with ASC 350-20-35, Intangibles-Goodwill and ASU 2017-04. The fair value of CMI was the expected sales price, which management determined based on offers received and sales negotiations.

The carrying value of goodwill was $0 and $4,663,514 as of September 30, 2020 and December 31, 2019, respectively. Goodwill is classified as held for sale as Of December 31, 2019.

The following tables summarize information relating to the Company’s identifiable intangible assets, which are classified as held for sale, as of September 30, 2020 and December 31, 2019:

	September 30, 2020
	Estimated Useful Life (Years)	Gross Amount	Accumulated Amortization	Carrying Value
Amortized:
Customer relationships	6 years	$215,900	$(43,554)	$172,346
		215,900	(43,554)	172,346

Indefinite-lived
Trademark/trade name	Indefinite	1,340,000	-	1,340,000
Developed manufacturing process	Indefinite	1,330,000	-	1,330,000
		$2,885,900	$(43,554)	$2,842,346

	December 31, 2019
	Estimated Useful Life (Years)	Gross Amount	Accumulated Amortization	Carrying Value
Amortized:
Customer relationships	6 years	$215,900	$(16,653)	$199,247
		215,900	(16,653)	199,247

Indefinite-lived
Trademark/trade name	Indefinite	1,340,000	-	1,340,000
Developed manufacturing process	Indefinite	1,330,000	-	1,330,000
		$2,885,900	$(16,653)	$2,869,247

Amortization expense, which is included in discontinued operations, was $8,967 and $26,901 for the three and nine months ended September 30, 2020, respectively, and was $9,309 for the three and nine months ended September 30, 2019.

12.	Debt

On July 27, 2020, the Company entered into a subscription agreement consisting of 1) a convertible note and 2) warrants. The 1) convertible note has a face value of $250,000, matures August 1, 2022, and accrues interest at 8% per annum. The note is convertible into 2,500,000 shares of the Company’s common stock at a conversion price of $0.10 per share. The beneficial conversion feature is accounted for in accordance with ASC 470-20 Debt with Conversion and Other Options and the resulting debt discount is amortized over the life of the note. As of September 30, 2020, the net carrying amount is $20,833, which consists of the $250,000 convertible note and $229,167 unamortized debt discount. The 2) warrants are exercisable to purchase an additional 2,500,000 shares of common stock at $0.25 per share.

On August 26, 2020, the Company entered into a $600,000 loan agreement, which accrues interest at 84% per annum. The loan is repaid on a weekly basis up to the maturity date of April 7, 2021.

13.	Related Party Transactions

In conjunction with the CMI Transaction, the Company assumed a note payable in which the note holder, John Knapp (“Knapp”) is a significant shareholder in the Company. Additionally, Knapp is a former executive and board director of the Company. On August 6, 2020, the Company formalized the terms of this note payable. The note bears interest on an annual basis of 25% and is convertible into shares of common stock at a price of $0.25 per share. The note matures on January 31, 2021. As of September 30, 2020, the outstanding balance of the notes payable, related party was $431,090. Effective February 25, 2020, Knapp resigned as a director of Andina Gold, at which time 200,000 Restricted Stock Units were deemed to have vested and were converted into 200,000 common shares. Refer to Note 2 for additional details on the relationship of CMI as a VIE.

PharmaCielo is a large grower of hemp and producer of CBD isolate and other related products, based in Toronto, Canada, with operational headquarters in Colombia. The Company and PharmaCielo have had significant shareholders, executives and board members in common during their respective histories. During 2019 and the first quarter of 2020, a wholly owned subsidiary of the Company purchased raw material products from PharmaCielo Colombia Holdings S.A.S., a wholly owned subsidiary of PharmaCielo, for distribution in the United States. As of September 30, 2020, Andina Gold held no inventory purchased from PharmaCielo. The Company re-negotiated the selling price of the finished goods as of December 31, 2019, and again during the first quarter of 2020, resulting in a $460,800 reduction in the original cost. Refer to Notes 5 and 9 for additional details on inventory.

14.	Shareholders’ Equity

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

In July 2020, the Company issued 10,000 shares of common stock to a former employee per a separation agreement.

In July 2020, one shareholder submitted 300,000 shares of common stock for cancellation pursuant to prior agreements. Accordingly, the Company cancelled 300,000 shares of common stock.

In August 2020, the Company issued 60,000 shares of common stock in order to raise capital.

In August 2020, the Company issued 757,895 shares of common stock to former board members per a separation agreement.

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

A summary of the Company’s RSU award activity for the nine months ended September 30, 2020 is as follows:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2019	-	$-
Granted	4,000,000	0.63
Vested	(600,000)	0.65
Forfeited	(200,000)	0.65

Outstanding at March 31, 2020	3,200,000	0.62
Granted	1,442,895	0.29
Vested	(10,000)	0.28
Forfeited	(2,000,000)	0.60

Outstanding at June 30, 2020	2,632,895	0.46
Granted	757,895	0.19
Vested	(757,895)	0.19
Forfeited	(582,895)	0.44

Outstanding at September 30, 2020	2,050,000	$0.46

The total fair value of RSUs vested during the three and nine months ending September 30, 2020 was $144,000 and $536,810, respectively, and was $0 during the three and nine months ending September 30, 2019. As of September 30, 2020, there was $656,581 of unrecognized stock-based compensation cost related to non-vested RSU’s, which is expected to be recognized over the remaining vesting period.

Stock-based compensation expense relating to RSU’s was $220,399 and $828,830 for the three and nine months ending September 30, 2020, respectively, and was $0 for the three and nine months ended September 30, 2019. Stock-based compensation for the nine months ending September 30, 2020 consisted of equity awards forfeited, granted and vested to employees, directors and consultants of the Company in the amount of $323,117, $450,440, and $55,273, respectively. Expenses for stock-based compensation is included on the accompanying consolidated statements of operations in general and administrative expense.

15.	Income Taxes

In accordance with ASC 740-270, the Company calculates the interim tax expense based on an annual effective tax rate (“AETR”). The AETR represents the Company’s estimated effective tax rate for the year based on full year projection of tax expense, divided by the projection of full year pretax book loss, adjusted for discrete transactions occurring during the period. The annual effective tax rates for the nine months ended September 30, 2020 was (0.07%). The Company’s annual effective tax rate for the nine months ended September 30, 2020 is lower than the federal statutory tax rate of 21% primarily due to the disallowance of Company expenses due to Internal Revenue Code Section 280(E) coupled with the increase in future deductible tax differences not expected to be realized in future periods.

For the period ending September 30, 2020, the Company has recorded a total income tax liability in the amount of $7,676. This number represents the actual pretax book income generated for the nine-month period ended September 30, 2020 multiplied by the AETR noted above. The total income tax liability recorded is in relation to the discontinued operations of the company and available for sale assets.

For the three and nine months ended September 30, 2020, the Company has a net operating loss carry forward of approximately $1,046,749 and $583,001, respectively. Utilization of these net loss carry forwards is subject to the limitations of Internal Revenue Code Section 382. The Company applied a 100% valuation reserve against the deferred tax benefit as the realization of the benefit is not certain.

16.	Commitments & Contingencies

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

There are no other leases that meet the reporting standards of ASU Topic 842 as the Company does not have any other leases with a term exceeding twelve months. Other lease payments not accounted for under ASU Topic 842 total $19,584 and $55,471 for the three and nine months ended September 30, 2020, respectively.

An ROU asset of $1,411,461 was recognized upon the CMI Transaction. The present value of the liabilities decreased by $123,530 and $344,762 for the three and nine months ended September 30, 2020, respectively. This balance is included in the operating section of the statement of cash flows for the nine months ended September 30, 2020. Operating lease cost was approximately $159,525 and $467,607 for the three and nine months ended September 30, 2020, respectively.

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

17.	Subsequent Events

1.	On October 15, 2020, the Company commenced an offering of up to $2,000,000 of the Company’s securities in order to raise capital to fund ongoing operations. The offering consists of one share of common stock plus a warrant to purchase an additional share of common stock, together at a price of $0.15. Each warrant is exercisable at a price of $0.30 per share for a period terminating on November 1, 2022. As of November 9, 2020, the Company had received gross proceeds of $75,000.00.

2.	On October 29, 2020, the Board of Directors of the Company granted two officers stock options to purchase shares of common stock of the Company at an exercise price of $0.16. The stock options expire on October 29, 2030 if not exercised prior to that date. Dr. Delon Human, Chairman of the Board, received 1,500,000 stock options vesting on the grant date and Philip Mullin, Chief Financial Officer, received 2,000,000 stock options vesting on the grant date.

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

Unless expressly indicated or the context requires otherwise, the terms “Andina Gold,” the “Company,” “we,” “us,” and “our” refer to Andina Gold Corp., a Nevada corporation, and, where appropriate, its wholly owned subsidiaries.

General Overview

On August 11, 2020, the Company’s Board of Directors unanimously adopted a resolution providing for the Company to withdraw from the cannabis industry due to 1) difficulties the Company’s earlier acquisition strategy has encountered at the Company’s recent low stock prices, 2) prolonged uncertainty about the timing of federal legalization of cannabis, and 3) overcrowding of the cannabis industry by large numbers of competitors. As a result, the Company is currently marketing the Good Meds business for sale.

The Company plans to enter the gold exploration industry by acquiring and developing property in Colombia. Colombia has a productive history in the gold-mining industry and certain gold-producing districts within Colombia were recently reopened after being closed by civil strife for 50 years. Additionally, advances in gold exploration technology have occurred during this 50-year hiatus. The company is in the midst of a capital raise, with the intention of raising $2 million in order to cover costs. Funds obtained from the sale of Good Meds will also contribute to the new strategic direction. In order to cover current operating costs, the Company has obtained a total of $850,000 cash through a convertible note and loan.

Andina Gold Corp began as Auto Tool Technologies Inc., which was incorporated under the laws of the State of Nevada on May 10, 2011. The Company’s name was changed to AFC Building Technologies Inc. effective January 10, 2014. Effective April 26, 2018, the Company changed its name to First Colombia Development Corp. Effective October 14, 2019, the Company changed its name to Redwood Green Corp. Effective September 1, 2020, The Company changed its name to Andina Gold Corp. The Company operates from its corporate headquarters located in Denver, Colorado.

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

On July 15, 2019, the Company, through its wholly owned subsidiary Good Acquisition Co., entered into a Membership Interest Purchase Agreement to acquire cannabis brands and other assets of Critical Mass Industries, LLC DBA Good Meds (“CMI”), a Colorado limited liability company (“CMI Transaction”). CMI is licensed by the Marijuana Enforcement Division of Colorado Department of Revenue to produce cannabis and cannabis products under its six licenses. These licenses allow for cultivation, manufacturing of infused products and retail distribution. At the time, Colorado law prohibited public companies, including the Company, from owning cannabis licenses. Therefore, CMI spun off assets acquired by the Company into two new entities, Good Holdco, LLC and Good IPCo, LLC. Under the terms of the Membership Interest Purchase Agreement, CMI retained the cannabis licenses, inventory and accounts receivable and will continue to operate the cannabis business related to these assets under the agreements entered into with Andina Gold. In consideration for the transfer of the acquired assets, the Company delivered 13,553,233 shares of the Company common stock, in addition to $1,999,770 in cash paid to CMI. Effective in 2020, public companies are permitted to own cannabis licenses in Colorado, and the Company is in the process of acquiring the remaining assets of CMI in exchange for 1,500,000 shares of Common Stock of the Company.

In August 2020, the Company merged with its wholly owned Nevada subsidiary, Andina Gold Corp., and changed its name to Andina Gold Corp. On October  21, 2020 FINRA issued an advisory accepting the company’s name change from Redwood Green Corp to Andina Gold Corp and ticker symbol change to AGOL effective as of October 22, 2020 at the opening of the U.S. OTC market. The Company began to seek financing for general operating expenses from the Company’s current shareholders in the form of share subscription and warrants as specifically authorized by the Board in writing on October 15, 2020. Further, the Company is actively pursuing divestiture of its Colorado-based subsidiaries, assets or receivables. In August 2020, the Company established a wholly owned Colombian subsidiary, Andina Gold Colombia SAS. Subject to further discussions, obtaining the necessary local regulatory approvals and regulatory developments, the Company shall identify and pursue gold exploration in Colombia. The Company will need substantial additional capital in order to execute this strategy and there can be no assurance that such quantities of capital can be sourced on reasonable terms, if at all. In addition, there can be no assurance that the Company will be successful in pursuing this strategy.

Update on COVID-19

In December 2019, a novel strain of coronavirus was reported to have surfaced in Wuhan, China, which has spread throughout the world, including the United States. On January 30, 2020, the World Health Organization declared the outbreak of COVID-19 a “Public Health Emergency of International Concern,” and on March 11, 2020, it characterized the outbreak as a “pandemic”. The impact of COVID-19 developments and uncertainty with respect to the economic effects of the pandemic has introduced significant volatility in the financial markets.

To date, COVID-19 has surfaced in nearly all regions around the world and resulted in travel restrictions, both domestic and international, closing of borders and business slowdowns or shutdowns in affected areas. As a result, COVID-19 has impacted the Company's business. Although deemed an essential business during the pandemic, many dispensaries and cannabis manufacturers have suspended or reduced operations on a temporary basis due to market conditions and matters associated with COVID-19.

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

Our Current Business

Our business portfolio includes the accounts of General Extract, which is controlled by the Company through its 100% ownership interest, and CMI, a variable interest entity (“VIE”) for which the Company is deemed to be the primary beneficiary and therefore is a consolidated entity of Andina Gold for GAAP purposes.

In June 2020, the Company’s board of directors redirected the Company’s business strategy to exit the cultivation, manufacturing of infused products and retail distribution businesses. Therefore, the Company’s operations and financial results relating to CMI, a VIE of the Company, has been reported as discontinued operations held for sale.

Results of Operations for the Three Months Ended September 30, 2020 and 2019

Our operating results for the three months ended September 30, 2020 and 2019 are summarized as follows:

	For the Three Months Ended September 30,		Change
	2020	2019	Dollars	Percentage
Net sales	$-	$-	$-	0%
Cost of goods sold, inclusive of depreciation	-	-	-	0%
Gross profit	-	-	-	0%
Total operating expenses	1,181,384	1,413,347	(231,963)	-16%
Loss from operations	(1,181,384)	(1,413,347)	231,963	-16%
Total other expenses	(121,540)	-	(121,540)	-100%
Net loss from continuing operations, before taxes	(1,302,924)	(1,413,347)	110,423	-8%
Income taxes	2,559	90,305	(87,746)	-97%
Net loss from continuing operations	$(1,305,483)	$(1,503,652)	$198,169	-13%
Net income / (loss) from disc. operations, net of tax	$(4,634,506)	$204,135	$(4,838,641)	-2,370%
Net loss	$(5,939,989)	$(1,299,517)	$(4,640,472)	357%

Our operating results for the three months ended September 30, 2020, relating to our variable interest entity, CMI, are classified as discontinued operations above and summarized as follows:

	For the Three Months Ended September 30,		Change
	2020	2019	Dollars	Percentage
Net sales	$1,858,202	$1,605,476	$252,726	16%
Cost of goods sold, inclusive of depreciation	1,354,626	981,890	372,736	38%
Gross profit	503,576	623,586	(120,010)	-19%
Total operating expenses	448,710	406,736	41,974	10%
Gain from operations	54,866	216,850	(161,984)	-75%
Total other expenses	(4,689,372)	(12,715)	(4,676,657)	36,781%
Net income / (loss), before taxes	(4,634,506)	204,135	(4,838,641)	-2,370%
Income taxes	-	-	-	0%
Net income / (loss)	$(4,634,506)	$204,135	$(4,838,641)	-2,370%

Net Sales and Cost of Goods Sold

There were no net sales related to continuing operations for the three months ended September 30, 2020 and 2019. CMI net sales were $1,858,202 for the three months ended September 30, 2020, of which $1,259,120 was related to medical retail, $455,521 was related to medical wholesale, and $143,561 was related to recreational wholesale. CMI net sales were $1,605,476 for the three months ended September 30, 2019, of which $1,023,480 was related to medical retail, $200,250 was related to medical wholesale, and $381,746 was related to recreational wholesale. The overall increase in CMI net sales for the three months ended September 30, 2020 compared to the three months ended September 30, 2019 was $252,726, or 16%, which is primarily attributable to the fact that CMI was acquired on July 15, 2019, resulting in a full quarter of activity for the three months ended September 30, 2020 compared to only 2.5 months of activity for the three months ended September 30, 2019. Revenue generating activities for discontinued operations are attributable to CMI.

There were no cost of goods sold related to continuing operations for the three months ended September 30, 2020 and 2019. CMI’s cost of goods sold for the three months ended September 30, 2020 primarily consisted of allocated salaries and wages of employees directly related to the production process, cultivation supplies, rent and utilities. CMI’s cost of goods sold were $1,354,626 and $981,890 for the three months ended September 30, 2020 and 2019, respectively, representing and increase of $372,736 or 38%. This increase is primarily attributable to the fact that CMI was acquired on July 15, 2019, resulting in a full quarter of activity for the three months ended September 30, 2020 compared to only 2.5 months of activity for the three months ended September 30, 2019.

Operating Expenses

Operating expenses encompass personnel costs, sales and marketing, general and administrative expenses, legal and professional fees, and research and development. Total operating expenses were $1,181,384 for the three months ended September 30, 2020 as compared to $1,413,347 for the three months ended September 30, 2019. The decrease of $231,963, or 16%, was primarily attributable to the following changes in operating expenses of:

●	Personnel costs - $213,527 increase

●	General and administrative expenses - $456,200 increase

●	Legal and professional fees - $418,880 decrease
●	Research and development - $477,585 decrease

The increase of $213,527, or 72%, in personnel costs primarily resulted from Andina Gold Corp. hiring employees. The increase of $456,200, or 622%, in general and administrative expenses primarily resulted from the stock-based compensation expense, which the Company incurred in 2020 Q3, but had no such expense in 2019 Q3. Legal and professional fees decreased $418,880, or 59%, as the Company had increased management oversight at the parent company level due to the planned shift in operations in 2019 Q3. The company incurred $477,585 of research and development costs in 2019 Q3 associated with the asset acquisition of General Extract. It was determined the assets acquired had no future alternative use to the Company and were immediately expensed. Comparatively, the Company incurred no research and development expenses during 2020 Q3.

CMI operating expenses encompass personnel costs, sales and marketing, general and administrative, legal and professional fees, and amortization expense. Total operating expenses for CMI were $448,710 and $406,736 for the three months ended September 30, 2020 and 2019, respectively, representing an increase of $41,974, or 10%. This increase was primarily attributable to the following changes in operating expenses of:

●	Sales and marketing - $59,753 increase

●	General and administrative expenses - $21,271 decrease

Sales and marketing increased $59,753, or 36%, primarily due to additional advertising and a full quarter of expenses in 2020 Q3 compared to a partial quarter of expenses in 2019 Q3 as CMI was acquired on July 15, 2019. General and administrative expenses decreased $21,271, or 28%, primarily due to penalties incurred in 2019 Q3.

Other Expense

Other expense for the three months ended September 30, 2020 consisted of $85,040 interest expense and $36,500 loss on foreign exchange. Other expense for the three months ended September 30, 2019 was $0. The increase in interest expense was a result of entering into a note and loan payable during 2020 Q3. The loss on foreign exchange relates to a payable agreement with General Extract’s supplier.

CMI’s other expense for the three months ended September 30, 2020 consisted of $25,858 interest expense, which primarily relates to the related party note, and $4,663,514 goodwill impairment. CMI’s other expense during the three months ended September 30, 2019 consisted of $12,715 interest expense resulting from various payables. There was no goodwill impairment for the three months ended September 30, 2019.

Net Loss

For the foregoing reasons, we had a net loss of $5,939,989 for the three months ended September 30, 2020, or $0.06 net loss per common share – basic and diluted, compared to a net loss of $1,299,517 for the three months ended September 30, 2019, or $0.01 net loss per common share – basic and diluted.

Results of Operations for the Nine Months Ended September 30, 2020 and 2019

Our operating results for the nine months ended September 30, 2020 and 2019 are summarized as follows:

	For the Nine Months Ended September 30,		Change
	2020	2019	Dollars	Percentage
Net sales	$781,455	$-	$781,455	100%
Cost of goods sold, inclusive of depreciation	744,279	-	744,279	100%
Gross profit	37,176	-	37,176	100%
Total operating expenses	5,340,000	1,683,207	3,656,793	217%
Loss from operations	(5,302,824)	(1,683,207)	(3,619,617)	215%
Total other expenses	(137,551)	(430)	(137,121)	31,889%
Net loss from continuing operations, before taxes	(5,440,375)	(1,683,637)	(3,756,738)	223%
Income taxes	7,676	90,305	(82,629)	-91%
Net loss from continuing operations	$(5,448,051)	$(1,773,942)	$(3,674,109)	207%
Net income / (loss) from disc. operations, net of tax	$(4,862,255)	$181,856	$(5,044,111)	-2,774%
Net loss	$(10,310,306)	$(1,592,086)	$(8,718,220)	548%

Our operating results for the nine months ended September 30, 2020, relating to our variable interest entity, CMI, are classified as discontinued operations above and summarized as follows:

	For the Nine Months Ended September 30,		Change
	2020	2019	Dollars	Percentage
Net sales	$5,187,069	$1,605,476	$3,581,593	223%
Cost of goods sold, inclusive of depreciation	3,982,677	981,890	3,000,787	306%
Gross profit	1,204,392	623,586	580,806	93%
Total operating expenses	1,277,050	406,736	870,314	214%
Gain / (loss) from operations	(72,658)	216,850	(289,508)	-134%
Total other expenses	(4,789,597)	(12,715)	(4,776,882)	37,569%
Net income / (loss), before taxes	(4,862,255)	204,135	(5,066,390)	-2,482%
Income taxes	-	-	-	0%
Net income / (loss)	$(4,862,255)	$204,135	$(5,066,390)	-2,482%

Net Sales and Cost of Goods Sold

Net sales for the nine months ended September 30, 2020 were $781,455, which represented an increase of $781,455, or 100%, compared to no net sales for the nine months ended September 30, 2019. Revenue generating activities for continuing operations are attributable to General Extract. CMI net sales were $5,187,069 for the nine months ended September 30, 2020, of which $3,531,304 was related to medical retail, $1,054,748 was related to medical wholesale, $598,276 was related to recreational wholesale, and $2,741 was related to other revenues. Revenue generating activities for discontinued operations are attributable to CMI. CMI net sales were $1,605,476 for the nine months ended September 30, 2019, of which $1,023,480 was related to medical retail, $200,250 was related to medical wholesale, $381,746 was related to recreational wholesale, and $0 was related to other revenues. The overall increase in CMI net sales for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 was $3,581,593, or 223%, which is primarily attributable to the fact that CMI was acquired on July 15, 2019, resulting in a full nine months of activity for the nine months ended September 30, 2020 compared to only 2.5 months of activity for the nine months ended September 30, 2019.

Cost of goods sold for the nine months ended September 30, 2020 primarily consisted of the cost of CBD isolate and the provision for inventory loss. Cost of goods sold increased by $744,729 for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019. There was no cost of goods sold for the nine months ended September 30, 2019, as the Company did not engage in sales activities. CMI’s cost of goods sold for the nine months ended September 30, 2020 primarily consisted of allocated salaries and wages of employees directly related to the production process, and allocated depreciation directly related to the production process, cultivation supplies, rent and utilities. CMI’s cost of goods sold were $3,982,677 and $981,890 for the nine months ended September 30, 2020 and 2019, respectively, representing an increase of $3,000,787, or 306%. This increase is primarily attributable to the fact that CMI was acquired on July 15, 2019, resulting in a full nine months of activity for the nine months ended September 30, 2020 compared to only 2.5 months of activity for the nine months ended September 30, 2019.

Operating Expenses

Operating expenses encompass personnel costs, sales and marketing, general and administrative expenses, legal and professional fees, and research and development. Total operating expenses were $5,340,000 for the nine months ended September 30, 2020 as compared to $1,683,207 for the nine months ended September 30, 2019. The increase of $3,656,793, or 217%, was primarily attributable to the following changes in operating expenses of:

●	Personnel costs - $1,630,212 increase

●	General and administrative expenses - $1,986,101 increase

●	Legal and professional fees - $508,436 increase

●	Research and development - $477,585 decrease

The increase of $1,630,212, or 552%, in personnel costs resulted from Andina Gold Corp. hiring employees and an increase in consulting expenses as its operations began. The increase of $1,986,101, or 1,011%, in general and administrative expenses is primarily a result of stock-based compensation expense, which the Company incurred for the nine months ended September 30, 2020 but had no such expense for the nine months ended September 30, 2019. The increase of $508,436, or 72%, in legal and professional fees primarily resulted from costs associated with expanded operations attributable to acquiring CMI and the strategic direction of the Company. The company incurred $477,585 of research and development costs in the nine months ended September 30, 2019 associated with the asset acquisition of General Extract. It was determined the assets acquired had no future alternative use to the Company and were immediately expensed. Comparatively, the Company incurred no research and development expenses during the nine months ended September 30, 2020.

CMI operating expenses encompass personnel costs, sales and marketing, general and administrative, legal and professional fees, and amortization expense. Total operating expenses for CMI were $1,277,050 and $406,736 for the nine months ended September 30, 2020 and 2019, respectively, representing an increase of $870,314, or 214%. This increase is primarily attributable to the fact that CMI was acquired on July 15, 2019, resulting in a full nine months of activity for the nine months ended September 30, 2020 compared to only 2.5 months of activity for the nine months ended September 30, 2019.

Other Expense

Other expense for the nine months ended September 30, 2020 consisted of $85,040 interest expense and $52,511 loss on foreign exchange. Other expense for the three months ended September 30, 2019 consisted of $0 interest expense and $430 loss on foreign exchange. The increase in interest expense was a result of entering into a note and loan payable during 2020 Q3. The 2020 loss on foreign exchange relates to a payable agreement with General Extract’s supplier.

CMI’s other expense for the nine months ended September 30, 2020 consisted of $126,083 interest expense, which primarily relates to the related party note, and $4,663,514 goodwill impairment. CMI’s other expense during the three months ended September 30, 2019 consisted of $12,715 interest expense resulting from various payables. There was no goodwill impairment for the three months ended September 30, 2019.

Net Loss

For the foregoing reasons, we had a net loss of $10,310,306 for the nine months ended September 30, 2020, or $0.10 net loss per common share – basic and diluted, compared to a net loss of $1,597,456 for the nine months ended September 30, 2019, or $0.02 net loss per common share – basic and diluted.

Liquidity, Capital Resources and Cash Flows

During 2020 Q3, the Company obtained a total of $850,000 cash through a convertible note and loan to cover operating expenses. Additionally, the Company is in the midst of a capital raise, with the intention of raising $2 million. The capital raise will allow the Company to pursue its new strategic direction of the gold exploration industry. The Company expects substantial proceeds from the sale of the Good Meds assets which will at least partially offset the cost of the new business strategy, as well as general operating expenses.

As of September 30, 2020, the Company had working capital of $4,663,290 and cash balance of $614,205. There can be no assurance that the Company will be able to source financing to fund its new business strategy, when determined, or that it will be able to sell the Good Meds assets on reasonable terms.

COVID-19 has resulted in, and may continue to result in, significant disruption of financial markets, which may reduce the Company's ability to access capital or its customers’ ability to pay the Company for past or future purchases, which could negatively affect the Company's liquidity. The Company believes that the cash balances and cash from operations will be sufficient to satisfy its cash needs for the next few months until it can obtain new long-term financing or other sources of capital. If we are unable to attain additional financing, we will have to seek additional strategic alternatives and relief from our additional liabilities accumulated during COVID-19.

The impact of COVID-19 developments and uncertainty with respect to the economic effects of the pandemic have introduced significant volatility in the financial markets. The uncertainties associated with COVID-19 related to our industry present risk and doubt about the Company’s ability to continue as a going concern.

Going Concern

Management believes that we will continue to incur losses in the future. Therefore, we may either need additional equity or debt financing until we can achieve profitability and positive cash flows from operating activities, or proceeds from the sale of assets. These conditions raise substantial doubt about our ability to continue as a going concern. Our condensed consolidated financial statements do not include any adjustments relating to the recovery of assets or the classification of liabilities that may be necessary should we be unable to continue as a going concern.

The condensed consolidated financial statements do not include any adjustments related to this uncertainty and as to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should we be unable to continue as a going concern.

Capital Resources

The following table summarizes total current assets, liabilities and working capital for the periods indicated:

	September 30, 2020	December 31, 2019
Current assets	$8,386,548	$15,760,006
Current liabilities	3,723,258	2,668,283
Working capital	$4,663,290	$13,091,723

As of September 30, 2020 and December 31, 2019, we had a cash balance of $614,205 and $3,473,770, respectively.

Summary of Cash Flows

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Net cash used in operating activities	$(836,746)	$(414,692)	$(3,247,391)	$(607,022)
Net cash used in investing activities	$(10,912)	$(1,898,208)	$(462,174)	$(1,898,208)
Net cash provided by financing activities	$850,000	$3,894,956	$850,000	$7,004,732

Net used in operating activities

Net cash used in operating activities was $3,247,391 during the nine months ended September 30, 2020. This included a net loss of $5,448,051, a non-cash charge related to provision for inventory loss of $400,787, a non-cash charge related to stock-based compensation of $1,593,055, a non-cash charge of deferred income tax expense of $2,985, a non-cash charge related to the amortization of debt discount of $20,833, a non-cash charge related to the fair value of common stock issued of $15,000, and cash provided by operating activities from discontinued operations of $132,937. This was partially offset by net changes in accounts receivable, prepaid expenses, inventories, accounts payable and accrued expenses, assets held for sale, and taxes payable of $35,063.

Net cash used in operating activities was $607,022 during the nine months ended September 30, 2019. This included a net loss of $1,592,086, a non-cash charge related to the fair value of common stock issued of $395,000, a non-cash charge related to research and development expenses of $477,585, a non-cash charge of deferred income tax expense of $90,305, and cash provided by operating activities from discontinued operations of $50,622. Additionally, the net cash used in operating activities was increased by net changes in prepaid expenses, accounts payable and accrued expenses, and due to related party of $28,448.

Net cash used in investing activities

Net cash used in investing activities was $462,174 during the nine months ended September 30, 2020, due to the purchase of property and equipment for discontinued operations.

Net cash used in investing activities was $1,898,208 during the nine months ended September 30, 2019. This consisted of cash paid for acquisitions, less cash acquired, of $1,858,611 and cash used in investing activities from discontinued operations of $39,597, which consisted primarily of the purchase of property and equipment.

Net cash provided by financing activities

Net cash provided by financing activities for the nine months ended September 30, 2020 was $850,000, which consisted of $600,000 proceeds from loans payable and $250,000 proceeds from notes payable.

Net cash provided by financing activities for the nine months ended September 30, 2019 was 7,004,732, primarily due to net proceeds of $7,104,732 received from the sale of our common stock pursuant to private placements from June through August 2019. This was partially offset by cash used in financing activities from discontinued operations, which consisted of repayments of notes payable of $100,000.

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

Retail customer loyalty liabilities are recognized in the period in which they are incurred and will often be retired without being utilized. Shipping and handling costs are expensed as incurred and are included in cost of sales, which were not material for the three and nine months ended September 30, 2020.

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

Income Taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has adopted ASC 740, Income Taxes as of its inception. Pursuant to ASC 740 the Company is required to compute tax asset benefits for net operating losses carried forward. The potential benefits of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years. As of September 30, 2020 and 2019, the Company had no accrued interest or penalties related to uncertain tax positions.

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

Item 4. Controls and Procedures

Management’s Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer (who is also the Company’s principal executive officer), and our chief financial officer (who is also the Company’s principal financial and accounting officer) to allow for timely decisions regarding required disclosure. Thus, in accordance with Rules 13a-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures as of September 30, 2020, which is the end of the period covered by this Form 10-Q. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, as disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective. The ineffectiveness of our disclosure controls and procedures was due to material weaknesses identified in our internal control over financial reporting, as described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2020. During the period covered by this Quarterly Report on Form 10-Q, we have not been able to remediate the material weaknesses described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019. Our remediation efforts will continue to be implemented throughout our 2020 fiscal year. We believe that the controls that we will be implementing will improve the effectiveness of our internal control over financial reporting. As we continue to evaluate and work to improve our internal control over financial reporting, we may determine to take additional measures to address the material weakness or determine to supplement or modify certain of the remediation measures described above.

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

The occurrence of one or more natural disasters, pandemic outbreaks or other health crises (including but not limited to the COVID-19 outbreak), could adversely affect our business and financial performance. If any of these events result in the closure of one or more of our dispensaries, extended sick leave involving our personnel, or impact key suppliers, our operations and financial performance could be materially adversely affected through an inability to provide other support functions to our stores and through lost sales. These events also could affect consumer shopping patterns or prevent customers from reaching our dispensaries, which could lead to lost sales and higher markdowns, the temporary lack of an adequate work force in a market, the temporary or long-term disruption of product availability in our dispensaries and the temporary or long-term inability to obtain technology needed to effectively run our business. In addition, other factors include: our need to raise substantial funds in order to continue as a going concern; our lack of operating history in the exploration business in Colombia; the risk of loss of title to our properties and other interests; the risk of not completing our plan to identify suitable exploration opportunities in Colombia; political and economic uncertainties characteristic of doing business in Colombia; the costs of compliance with government regulations and environmental laws; the competitiveness of the mineral exploration business; our vulnerability to fluctuations in commodity prices; the risk that we may be unable to bring our properties into commercial production; our dependence on key management; our dependence on a single exploration region; the high degree of physical and financial risk characteristic of mineral exploration and mining; the risks inherent in estimating mineral resources and future production; potential conflicts of interest of our directors and officers; the risk that Colombia may institute restrictions on the repatriation of earnings; our vulnerability to fluctuations in currency exchange rates; the risk that we may fail to maintain an effective system of internal controls; the costs of compliance with the Sarbanes-Oxley Act of 2002, including its effect on our ability to attract and retain qualified personnel; uncertainties relating to the expected costs of our exploration program; the possibility that our properties will ultimately prove not commercially viable; the impact of market conditions on the volatility of our share price; our expectation not to pay dividends in the foreseeable future; the volatility of our share price; and the potential effect of "Penny Stock" perception and rules on the level of trading activity in our stock.

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

ANDINA GOLD CORP.
(Registrant)

Dated: November 9, 2020

/s/ Christopher A. Hansen
Christopher A. Hansen
Chief Executive Officer and Director
(Principal Executive Officer)

Dated: November 9, 2020

/s/ Philip B. Mullin
Philip B. Mullin
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)