Form 10-K
period 2020-12-31
Andina Gold Corp.
filed 2021-03-30
CIK 1533030

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-56155

ANDINA GOLD CORP.

(Exact name of registrant as specified in its charter)

Nevada	82-5051728
(State of incorporation)	(IRS Employer Identification No.)

3531 South Logan St, Suite D-357, Englewood, CO	80113
(Address of principal executive offices)	(Zip Code)

303-416-7208

(Registrant’s telephone number, including area code)

REDWOOD GREEN CORP.

(Former name, former address and former fiscal year, if changed since last report)

Securities registered under Section 12(b) of the Exchange Act:

None

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) ☐ Yes ☒ No

As of June 30, 2020, the last business day of the registrant’s last completed second quarter, the aggregate market value of the common stock held by non-affiliates of the registrant was approximately $10,818,223 based on the closing price of the registrant’s common stock, on June 30, 2020, as reported by OTC Markets, Inc. For the purposes of this disclosure, shares of common stock held by each executive officer, director and stockholder known by the registrant to be affiliated with such individuals based on public filings and other information known to the registrant have been excluded since such persons may be deemed affiliates. This determination of affiliate status for the purpose is not necessarily a conclusive determination for other purposes.

As of March 30, 2021, the registrant had 98,699,222 shares of its common stock, par value $0.001 per share, outstanding.

i

FORWARD LOOKING STATEMENTS

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

ITEM 1 BUSINESS

Company History

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

On May 10, 2018, the Company acquired all the issued and outstanding share capital of First Colombia Devco S.A.S. (“Devco”), a Colombian company, and began to establish various business ventures in Colombia in the agriculture and real estate development, tourism, and infrastructure sectors before commencing to phase them out in April 2019.

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

On July 15, 2019, the Company, through its wholly owned subsidiary Good Acquisition Co., entered into a Membership Interest Purchase Agreement to acquire the intellectual property rights to certain cannabis brands and other assets of Critical Mass Industries LLC DBA Good Meds (“CMI” and/or “Good Meds”), a Colorado limited liability company (“CMI Transaction”). CMI is licensed by the Marijuana Enforcement Division of Colorado Department of Revenue to produce cannabis and cannabis products under its six licenses. These licenses allow for cultivation, manufacturing of infused products and retail distribution. At the time the Company entered into the Membership Interest Purchase Agreement, Colorado law prohibited public companies, including the Company, from owning cannabis licenses. Therefore, CMI spun off certain assets acquired by the Company. Under the terms of the Membership Interest Purchase Agreement, CMI retained the cannabis license, inventory and accounts receivable (the “Cannabis License Assets”) and has continued to operate the cannabis business related to those assets. In consideration for the transfer of the acquired assets, the Company delivered 13,553,233 shares of the Company common stock, in addition to $1,999,770 in cash to CMI. An additional 1,500,000 shares of Andina Gold common stock were held and retained by the Company until the Cannabis License Assets can be divested (see Note 2 and Note 7).

Good Meds, the operating unit of CMI, is based in Denver, CO, and operates in a 60,000-square-foot cultivation and processing facility. Good Meds also owns and operates two medical cannabis dispensaries located in Lakewood, CO and Englewood, CO. The business has been in operation since 2009. The Denver facility produces cannabis for sale as dry flower and biomass input for processing into Marijuana-Infused Products (“MIP”), such as live resin, wax and shatter.  Andina Gold derives its primary revenue from the agreements entered into through the CMI Transaction (see Note 2).

In August 2020, the Company established a wholly owned Colombian subsidiary, Andina Gold Colombia SAS. This action was taken because the management had identified potential business opportunities in Colombian gold exploration. Also, in August 2020, the Company merged with its wholly owned Nevada subsidiary, Andina Gold Corp., and changed its name to Andina Gold Corp. On October 21, 2020 FINRA issued an advisory accepting the company’s name change from Redwood Green Corp to Andina Gold Corp and ticker symbol change to AGOL effective as of October 22, 2020 at the opening of the U.S. OTC market. However, following a determination that the Colombian gold exploration opportunities the Company examined in Q4 2020 were rendered impracticable on the short and medium term due to the COVID-19 international travel situation, local pandemic-related restrictions and due to the demise of the Company’s local expert, the Company is now exploring other opportunities to preserve and enhance shareholder value.

The Company has been actively pursuing divestiture of its Colorado-based subsidiaries, assets and receivables. To that end, on August 6, 2020, the Company entered into an Asset Purchase Agreement with CMI and certain CMI subsidiaries intending to transfer the beneficial ownership of the CMI cannabis licenses from the respective CMI subsidiaries to Andina Gold’s subsidiary, Good Meds Inc, with a view to immediately divest them to unrelated parties. The Asset Purchase Agreement had, among other, as a condition precedent to closing, the Colorado Department of Revenue, State Licensing Authority, finding of suitability for Owner-Entity applications for the Company and its wholly owned subsidiary, Good Meds, Inc. As disclosed on form 8-K on March 4, 2021, on February 26, 2021 the Company received from the Colorado Department of Revenue, State Licensing Authority, a Notice of Denial in the matter of suitability for Owner-Entity applications for the Company and its wholly owned subsidiary, Good Meds, Inc. The Department of Revenue advised the Company that, pursuant to subsection 24-4-104(9), C.R.S., the Company has the right to request in writing a hearing regarding the denial of the Company’s applications within 60 days from the certified date of service of the Notice of Denial. The issuance of the Notice of Denial may negatively impact ongoing and proposed business transactions with respect to certain Company assets in Colorado, which the Company will attempt to renegotiate in a different structure in good faith. There can be no assurance that the potential counterparties to those transactions will reach an agreement on terms of definitive agreements or that the potential Colorado asset sale transactions will be completed as currently contemplated or at all. As of the date of this filing, the Company is renegotiating certain potential divestiture transactions and the CMI Asset Purchase Agreement.

On February 25, 2021 the Company entered into a non-binding letter of intent (“LOI”) with CryoCann USA Corporation (“CryoCann”), a California company headquartered in Santa Ana, California, for a proposed asset purchase transaction (the “Proposed Transaction”). CryoCann is a designer and seller of equipment developed on the basis of patented technology for cannabis harvesting, refinement, and extraction. The technology reduces processing costs, increases the quality of the extracted compounds and has potential for other agricultural applications including hemp and hops. The purchase would include all physical and intellectual assets of CryoCann.

This opportunity was identified and negotiated following a determination that the Colombian gold explorations opportunities the Company examined in Q4 2020 were rendered impracticable on the short and medium term due to the COVID-19 international travel situation, local pandemic-related restrictions and due to the demise of the Company’s local expert.

The following is a summary of the key terms of the proposed transaction as contemplated by the LOI. The proposed transaction remains subject to completion of a due diligence review by the Company, the Company’s Board of Directors approval of the Proposed Transaction, the Company’s ability to secure financing for the Proposed Transaction and the negotiation and execution of definitive agreements. There can be no assurance that the parties will reach agreement on the terms of the definitive agreements, or that the proposed transaction will be completed as currently contemplated, or at all.

●	Subject to the satisfaction of various conditions described in the LOI, at the closing of the Proposed Transaction the Company would acquire all legal right, title and interest to all CryoCann assets, including all intellectual property held or licensed, free of any encumbrances or liabilities (the “Assets”), and all relevant agreements to which CryoCann is a party that refer to, or are relevant to, the Assets will be assigned to the Company.

●	Upon closing of the Proposed Transaction, and as a condition precedent to closing, two employees and shareholders of CryoCann will enter into employment and earn-out agreements for a minimum of three years.

●	The Proposed Transaction consideration consists of $4,500,000 in cash at Closing to be paid by the Company to CryoCann and to be distributed among CryoCann shareholders as such shareholders will agree among themselves; $2,000,000 in initial working capital to be made available by the Company on a rolling/as needed basis to the Company division that will manage the Assets; 12,000,000 restricted shares of common stock of the Company to be provided to CryoCann shareholders to be distributed among CryoCann shareholders as such shareholders will agree among themselves, and the execution of the employment and earn-out agreement referenced above.

●	In the LOI, CryoCann undertook, among other, to an exclusivity period until the agreed termination of the LOI (“Exclusivity Period”). During the Exclusivity Period, CryoCann shall not initiate, solicit, entertain, negotiate, accept or discuss, directly or indirectly, any proposal or offer from any person or group of persons other than the Company and its affiliates (an “Acquisition Proposal”) to acquire all or any portion of CryoCann and/or the Assets, whether by merger, purchase of stock, purchase of assets, tender offer or otherwise, or provide any non-public information to any third party in connection with an Acquisition Proposal or enter into any agreement, arrangement or understanding requiring it to abandon, terminate or fail to consummate the Proposed Transaction with the Company.

Overview

Andina Gold Corp provides marketing, IP and management services to two cannabis dispensaries and to a cannabis grow facility, for which cannabis licenses are held by Andina Gold Corp’s principal business partner, CMI.

CMI is based in Denver, CO, and operates in a 60,000-square-foot cultivation and processing facility. Good Meds also owns and operates two medical cannabis dispensaries located in Lakewood, CO and Englewood CO. The business has been in operation since 2009. The Denver facility produces cannabis for sale as dry flower and biomass input for processing into Marijuana-Infused Products (“MIP”), such as live resin and wax. On average, this facility harvests 2,100 plants per month, representing multiple strains for both for medical use and recreational use. The MIP lab, housed in the Denver facility, currently conducts 84 production runs per month, averaging 34 kilograms of concentrate product. Dry flower and concentrate products are sold in the dispensaries under the Good Meds and BOSM brands, respectively. These products are supplemented by third party suppliers to increase variety available to our customers. Excess concentrate and flower inventory is sold to wholesale customers across the state of Colorado.

The Company has determined to sell all of the assets related to its Good Meds Colorado subsidiaries as well as any business and accordingly such assets are now accounted for on the basis of assets held for sale, pending negotiation of potential transactions with various Colorado-based parties.

The Company is now exploring other opportunities to preserve and enhance shareholder value. On February 25, 2021 the Company entered into a non-binding letter of intent (“LOI”) with CryoCann USA Corporation (“CryoCann”), a California company headquartered in Santa Ana, California, for a proposed asset purchase transaction (the “Proposed Transaction”). CryoCann is a designer and seller of equipment developed on the basis of patented technology for cannabis harvesting, refinement, and extraction. The technology reduces processing costs, increases the quality of the extracted compounds and has potential for other agricultural applications including hemp and hops. The purchase would include all physical and intellectual assets of CryoCann (see section above for additional detail).

Employees

As of December 31, 2020, we employed six full-time employees. We believe that the employer-employee relationships in our Company are positive. We have no labor union contracts.

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

As of December 2020, there are a total of 35 states, plus the District of Columbia, with legislation passed as it relates to medicinal cannabis. Of these states, 15 have decriminalized adult use cannabis. These state laws are in direct conflict with the United States Federal Controlled Substances Act (21 U.S.C. § 811) (“CSA”), which places controlled substances, including cannabis, in a schedule. Cannabis is classified as a Schedule I drug, which is defined as having a high potential for abuse, has no currently-accepted use for medical treatment in the U.S., and lacks acceptable safety for use under medical supervision.

These 35 states, and the District of Columbia, have adopted laws that exempt patients who use medicinal cannabis under a physician’s supervision from state criminal penalties. These are collectively referred to as the states that have de-criminalized medicinal cannabis, although there is a subtle difference between de-criminalization and legalization, and each state’s laws are different.

The states that have legalized medicinal cannabis are as follows (in alphabetical order):

1.	Alaska	13.	Maryland	25.	North Dakota
2.	Arizona	14.	Massachusetts	26.	Ohio
3.	Arkansas	15.	Michigan	27.	Oklahoma
4.	California	16.	Minnesota	28.	Oregon
5.	Colorado	17.	Mississippi	29.	Pennsylvania
6.	Connecticut	18.	Missouri	30.	Rhode Island
7.	Delaware	19.	Montana	31.	South Dakota
8.	Florida	20.	Nevada	32.	Utah
9.	Hawaii	21.	New Hampshire	33.	Vermont
10.	Illinois	22.	New Jersey	34.	Washington
11.	Louisiana	23.	New Mexico	35.	West Virginia
12.	Maine	24.	New York

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

We are monitoring the positions of the Biden administration, the DOJ and Congress on federal marijuana law and policy. In recent years, there have been positive discussions about the Federal Government’s approach to cannabis. The DOJ has not signaled any change in their enforcement efforts. Based on public statements and reports, we understand that certain aspects of those laws and policies are currently under review, but no official changes have been announced. It is possible that certain changes to existing laws or policies could have a negative effect on our business and results of operations.

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

ITEM 1A RISK FACTORS

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

The business, financial condition and operating results of Andina Gold can be affected by several factors, whether currently known or unknown, including, but not limited to, those described below. Any one or more of these factors could directly or indirectly cause our actual results of operations and financial condition to vary materially from past or anticipated future results of operations and financial condition. Any of these factors, in whole or in part, could materially and adversely affect our business, financial condition, results of operations, and stock price.

Because of the following factors, as well as other factors affecting our financial condition and operating results, past financial performance should not be considered to be a reliable indicator of future performance, and investors should not use historical trends to anticipate results or trends in future periods.

Risks Relating to Our Business and Industry

There is substantial doubt about the Company’s ability to continue as a Going Concern

The Company believes that there is substantial doubt about the Company’s ability to continue as a going concern. The Company at the time of filing this report does not have sufficient cash balances to fund its anticipated level of operations for at least the next twelve months. The Company believes that, at the present time, its ability to continue operations depends on the sale of assets as well as its ability to access capital markets when necessary to accomplish the Company’s strategic objectives. The Company believes that the Company will continue to incur losses for the immediate future. The Company expects to finance future cash needs from the results of operations and, depending on the results of operations, the Company will need additional equity, debt financing or assets sales until the Company can achieve profitability and positive cash flows from operating activities, if ever. There can be no assurance that the Company will be able to attract needed financing or be able to sell assets on reasonable terms, if at all.

The Company is in transition selling assets of one business while purchasing assets of another business

Company has been reporting the assets and results of operations of its Colorado business as held for sale since the period ending June 30, 2021. It has entered into Letters of Intent from three potential buyers of these assets as of the date of this filing, and one such Letter of Intent has been replaced with an Asset Purchase Agreement, while the other two are still in negotiation. There can be no assurance that these potential asset sales will be completed in a timely manner on favorable terms, or at all. At the same time, the Company has entered into a Letter Of Intent to purchase the assets of a business that has operations in a different sector of the cannabis business, However, there can be no assurance that the Company will be successful in purchasing these assets in a timely manner, on favorable terms, or at all.

The Company is reliant on sale of assets and financing from external sources to be able to transition into the intended new business

While the company transitions from one business to another, it is reliant on the sale of assets of its Colorado business and its ability to raise capital from external sources including bridge loans and equity financing. The proceeds from asset sales represent a significant portion of the working capital needed to sustain operations, including parent company operating costs and expenses relating to being a publicly-traded entity. Similarly, substantial external capital will be needed to complete the purchase of the assets of CryoCann Inc. along with providing working capital until the new business becomes self-sustaining, if it ever does. There are many components to the transition from one business to another. However, there can be no assurance that asset sales will be completed in a timely manner on favorable terms, or at all. In addition, there can be no assurance that there will be sufficient capital available from external sources to purchase the assets of CryoCann, or that the Company will be successful in operating the assets to the point of self-sustainability.

We have a limited operating history in the cannabis industry and no history in the agricultural equipment industry, which makes it difficult to accurately assess our future growth prospects.

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

We generated net losses of approximately $11,815,907 and $3,057,534 for the years ended December 31, 2020 and 2019, respectively. As of December 31, 2020, and 2019, we had an accumulated deficit of approximately $15,729,194 and $3,913,287, respectively. We will need to generate and sustain increased revenues in future periods in order to become profitable, and, even if we do, we may not be able to maintain or increase any such level of profitability.

We will likely need additional capital to sustain our operations and will likely need to seek further financing, which we may not be able to obtain on acceptable terms, or at all.

We have limited capital resources and operations. To date, our operations have been funded primarily from the proceeds of equity financings. We expect to require substantial capital in the near future to continue as a going concern. We may not be able to obtain additional financing on terms acceptable to us, or at all. In particular, because marijuana is illegal under federal law, we may have difficulty attracting investors.

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

We cannot give you any assurance that any additional financing will be available to us, or if available, will be on terms favorable to us. If we are unable to raise capital when needed, our business, financial condition, and results of operations would be materially adversely affected, and we could be forced to reduce or discontinue our operations.

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

The markets in the medical marijuana and recreational marijuana industries, as well as in the agricultural processing equipment are competitive and evolving. There is no material aspect of our business that is protected by patents, copyrights, trademarks, or trade names, and we face strong competition from larger companies that may offer similar products and services to ours. Many of our current and potential competitors have longer operating histories, significantly greater financial, marketing and other resources and larger client bases than us, and there can be no assurance that we will be able to successfully compete against these or other competitors.

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

The demand for products depends in part on the price of commercially grown marijuana. Fluctuations in economic and market conditions that impact the prices of commercially grown marijuana, such as increases in the supply of such marijuana and the decrease in the price of products using commercially grown marijuana, could cause our revenues and margins to decrease, which would have a negative impact on our business.

Any potential growth in the cannabis industry continues to be subject to new and changing state and local laws and regulations.

Continued development of the cannabis industry and its adjacent industries, including the agricultural processing equipment business, is dependent upon continued legislative legalization of cannabis at the state level, and a number of factors could slow or halt progress in this area, even where there is public support for legislative action. Any delay or halt in the passing or implementation of legislation legalizing cannabis use, or its cultivation, sale and distribution, or the re-criminalization or restriction of cannabis at the state level could negatively impact our business. Additionally, changes in applicable state and local laws or regulations, including zoning restrictions, permitting requirements, and fees, could restrict the products and services we offer or impose additional compliance costs on us or our customers.

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

Currently, there are 35 states plus the District of Columbia that have laws and/or regulations that recognize, in one form or another, legitimate medical and adult uses for cannabis and consumer use of cannabis in connection with medical treatment. Many other states are considering similar legislation. Conversely, under the CSA, the policies and regulations of the federal government and its agencies are that cannabis has no medical benefit and a range of activities including cultivation and the personal use of cannabis is prohibited. Unless and until Congress amends the CSA with respect to medical marijuana, as to the timing or scope of any such potential amendments there can be no assurance, there is a risk that federal authorities may enforce current federal law, and we may be deemed to be producing, cultivating, or dispensing marijuana in violation of federal law. Active enforcement of the current federal regulatory position on cannabis may thus indirectly and adversely affect our revenues and profits. The risk of strict enforcement of the CSA in light of congressional activity, judicial holdings, and stated federal policy remains uncertain.

In recent years, there have been “positive” discussions about the Federal Government’s approach to cannabis. The DOJ has not historically devoted resources to prosecuting individuals whose conduct is limited to possession of small amounts of marijuana for use on private property but has relied on state and local law enforcement to address marijuana activity. With the appointment of a new attorney general, the DOJ has not signaled any change in their enforcement efforts. In the event the DOJ reverses its stated policy and begins strict enforcement of the CSA in states that have laws legalizing medical marijuana and/or recreational marijuana, there may be a direct and adverse impact to our business and our revenue and profits. Furthermore, H.R. 83, enacted by Congress on December 16, 2014, provides that none of the funds made available to the DOJ pursuant to the 2015 Consolidated and Further Continuing Appropriations Act may be used to prevent certain states, including Colorado, from implementing their own laws that authorize the use, distribution, possession or cultivation of medical marijuana.

Variations in state and local regulation, and enforcement in states that have legalized cannabis, may restrict cannabis-related activities, which may negatively impact our revenues and prospective profits.

Individual state laws do not always conform to the federal standard or to other states’ laws. A number of states have decriminalized marijuana to varying degrees, other states have created exemptions specifically for medical cannabis, and several have both decriminalization and medical laws. As of December 2020, 35 states and the District of Columbia have legalized the use of cannabis in some form. Variations exist among states that have legalized, decriminalized, or created medical marijuana exemptions. For example, certain states have limits on the number of marijuana plants that can be homegrown. In most states, the cultivation of marijuana for personal use continues to be prohibited except for those states that allow small-scale cultivation by the individual in possession of medical marijuana needing care or that person’s caregiver.

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

In addition, other factors include: our need to raise substantial funds in order to continue as a going concern; our lack of operating history in the exploration business in Colombia; the risk of loss of title to our properties and other interests; the risk of not completing our plan to identify suitable exploration opportunities in Colombia; political and economic uncertainties characteristic of doing business in Colombia; the costs of compliance with government regulations and environmental laws; the competitiveness of the mineral exploration business; our vulnerability to fluctuations in commodity prices; the risk that we may be unable to bring our properties into commercial production; our dependence on key management; our dependence on a single exploration region; the high degree of physical and financial risk characteristic of mineral exploration and mining; the risks inherent in estimating mineral resources and future production; potential conflicts of interest of our directors and officers; the risk that Colombia may institute restrictions on the repatriation of earnings; our vulnerability to fluctuations in currency exchange rates; the risk that we may fail to maintain an effective system of internal controls; the costs of compliance with the Sarbanes-Oxley Act of 2002, including its effect on our ability to attract and retain qualified personnel; uncertainties relating to the expected costs of our exploration program; the possibility that our properties will ultimately prove not commercially viable; the impact of market conditions on the volatility of our share price; our expectation not to pay dividends in the foreseeable future; the volatility of our share price; and the potential effect of “Penny Stock” perception and rules on the level of trading activity in our stock.

We may not be able to divest the assets owned or operated by our Colorado GoodMeds subsidiary or obtain the necessary permits and authorizations to operate the medical and adult use marijuana business.

We may not be able to divest the assets owned or operated by our Colorado GoodMeds subsidiary and/or may not be able to obtain or maintain the necessary licenses, permits, authorizations, or accreditations for our cultivation, production and dispensary businesses, or may only be able to do so at great cost. In addition, we may not be able to comply fully with the wide variety of laws and regulations applicable to the medical and adult use marijuana industry. Failure to comply with or to obtain the necessary licenses, permits, authorizations, or accreditations could result in restrictions on our ability to operate the medical and adult use marijuana business, which could have a material adverse effect on our business.

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

Due to our contracts in the cannabis industry, we may have difficulty obtaining various insurance policies that are desired to operate our business, which may expose us to additional risks and financial liabilities.

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

From time to time in the normal course of our business operations, we may become subject to litigation that may result in liability material to our financial statements as a whole or may negatively affect our operating results if changes to our business operations are required. The cost to defend such litigation may be significant and may require a diversion of our resources. There also may be adverse publicity associated with litigation that could negatively affect customer perception of our business, regardless of whether the allegations are valid or whether we are ultimately found liable. Insurance may not be available at all or in sufficient amounts to cover any liabilities with respect to these or other matters. A judgment or other liability in excess of our insurance coverage for any claims could adversely affect our business and the results of our operations. Furthermore, ongoing litigation against our largest business partner, CMI, may result in a default or adverse judgment, which in turn would adversely affect our assets, our business and the results of our operations.

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

The State of Colorado imposes an excise tax on certain products sold at licensed cannabis dispensaries. Local jurisdictions typically impose additional taxes on cannabis products. In addition, we incur significant costs complying with state and local laws and regulations. As a result, products sold at our dispensaries will likely cost more than similar products sold by unlicensed vendors and we may lose market share to those vendors.

Federal income tax reform could have unforeseen effects on our financial condition and results of operations.

The Tax Cuts and Jobs Act, or the Tax Act, was enacted on December 22, 2017, and contains many changes to U.S. federal tax laws. The Tax Act requires complex computations that were not previously provided for under U.S. tax law and significantly revised the U.S. tax code by, among other changes, lowering the corporate income tax rate from 35% to 21%, requiring a one-time transition tax on accumulated foreign earnings of certain foreign subsidiaries that were previously tax deferred and creating new taxes on certain foreign sourced earnings. At December 31, 2020 and 2019, the Company has completed its accounting for the tax effects of the 2017 Tax Act. However, additional guidance may be issued by the Internal Revenue Service, or IRS, the Department of the Treasury, or other governing body that may significantly differ from our interpretation of the law, which may result in a material adverse effect on our business, cash flow, results of operations or financial conditions.

Failure to execute our strategies could result in impairment of goodwill or other intangible assets, which may negatively impact profitability.

As of December 31, 2019, we had goodwill of $4,663,514 and other intangible assets of $2,869,247, which represented 48% of our total assets. During 2020, we determined that goodwill was fully impaired and therefore recognized an impairment loss of $4,663,514. During 2020, we determined that other intangible assets were impaired and therefore recognized an impairment loss of $361,218. As of December 31, 2020, we had goodwill of $0 and other intangible assets of $2,481,128, which represents 32% of our total assets. We evaluate goodwill for impairment on an annual basis or more frequently if impairment indicators are present based upon the fair value of each reporting unit. We assess the impairment of other intangible assets on an annual basis, or more frequently if impairment indicators are present, based upon the expected future cash flows of the respective assets. These valuations include management’s estimates of sales, profitability, cash flow generation, capital structure, cost of debt, interest rates, capital expenditures and other assumptions. Significant negative industry or economic trends, disruptions to our business, inability to achieve sales projections or cost savings, inability to effectively integrate acquired businesses, unexpected significant changes or planned changes in use of the assets or in entity structure and divestitures may adversely impact the assumptions used in the valuations. If the estimated fair value of our assets change in future periods, we may be required to record an impairment charge related to goodwill or other intangible assets, which would reduce earnings in such period.

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

Under the Securities Exchange Act of 1934, as amended, we are required to evaluate our internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”). Section 404 requires us to include an internal control report with our Annual Report on Form 10-K. The report must include management’s assessment of the effectiveness of our internal control over financial reporting as of the end of the fiscal year. This report must also include disclosure of any material weaknesses or deficiencies in internal control over financial reporting that we have identified.

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

We may fail to maintain an effective system of internal controls. We face high costs of compliance with the Sarbanes-Oxley Act of 2002, including its effect on our ability to attract and retain qualified personnel/

Our results of operations might be affected by adverse publicity related to vaping.

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

ITEM 1B UNRESOLVED STAFF COMMENTS

None.

ITEM 2 PROPERTIES

Executive Offices

Our executive office address is 3531 South Logan Street, Suite D-357, Englewood, CO 80113. We also maintain office space at 1001 Bannock Street, Denver, CO 80204. This space is currently sufficient for our purposes, and we expect it to be sufficient for the foreseeable future. The address of agent for service in Nevada and registered corporate office is InCorp Services, Inc., 36 South 18th Avenue, Suite D, Brighton, CO 80601.

ITEM 3 LEGAL PROCEEDINGS

Legal proceedings covering a dispute arising from a past employment agreements is pending against our principal business partner, CMI. In Gaudio v. Critical Mass Industries, LLC et al, the defendant CMI has recently filed an ex-parte application for a Scheduling Order re: motion to set aside entry of default. On March 14, 2021, Plaintiff filed an opposition to CMI’s ex parte application. On March 15, 2021, the court issued an order granting CMI’s ex parte application. CMI’s motion to set aside a default judgment will be heard on April 26, 2021. It is possible that there could be adverse developments in the Gaudio case. An unfavorable outcome or settlement of pending litigation would have a significant impact on our ability to collect receivables from CMI, to complete any of the pending transactions involving our Colorado assets and agreements, and could encourage the commencement of additional litigation against CMI or the Company. We and our subsidiaries will record provisions in the consolidated financial statements for pending litigation when we determine that an unfavorable outcome is probable and the amount of the loss can be reasonably estimated. At the present time, while it is reasonably possible that an unfavorable outcome in the Gaudio case may occur, (i) management is unable to estimate the possible loss or range of loss that our Company would undergo that could result from an unfavorable outcome or settlement in Gaudio; and (iii) accordingly, management has not provided any amounts in the consolidated financial statements for an unfavorable outcome in this case, if applicable. Any applicable legal advice costs are expensed as incurred.

It is possible that our consolidated results of operations, cash flows or financial position could be materially affected in a particular fiscal quarter or fiscal year by an unfavorable outcome or settlement of certain pending litigation. Nevertheless, although litigation is subject to uncertainty, we and each of our subsidiaries named as a defendant believe, and each has been so advised by counsel handling the respective cases, that we have valid defenses to the litigation pending against us, as well as valid bases for appeal of adverse verdicts, if any. All such cases are, and will continue to be, vigorously defended. However, we and our subsidiaries may enter into settlement discussions in particular cases if we believe it is in our best interests to do so.

ITEM 4 MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5 MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is quoted on the OTC Markets OTCQB Trading Tier under the ticker symbol “AGOL”. The following table sets forth, for the periods indicated, the high and low closing sales prices of our common stock:

	High	Low
Quarter to date as of March 26, 2021	$0.26	$0.15
Quarter ended December 31, 2020	$0.25	$0.13
Quarter ended September 30, 2020	$0.20	$0.08
Quarter ended June 30, 2020	$0.47	$0.12
Quarter ended March 31, 2020	$0.65	$0.13
Quarter ended December 31, 2019	$0.75	$0.55

Holders

As of March 30, 2021, there were approximately 325 registered holders of record of our common stock, plus an unknown number of additional shareholders owning shares held for them beneficially in brokerage accounts, and we had 98,699,222 common shares issued and outstanding.

Dividend Policy

We have not paid any dividends since our incorporation and do not anticipate the payment of dividends in the foreseeable future. At present, our policy is to retain any earnings to develop and market our services. The payment of dividends in the future will depend upon, among other factors, our earnings, capital requirements and operating financial conditions.

Equity Compensation Plan Information

The Company has adopted its 2019 Omnibus Stock Incentive Plan, which provides for the issuance of stock options, stock grants and restricted stock awards to employees, directors and consultants. As of December 31, 2019, no grants had been awarded under the plan. During 2020, the Company granted 6,603,962 restricted stock units (RSU’s) to directors, employees, and consultants. Of these RSU’s, 1,367,895 vested and 2,782,895 were forfeited, leaving 2,453,172 outstanding as of December 31, 2020. Additionally, the Company awarded a total of 3,500,000 stock options during 2020.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

We did not sell any equity securities which were not registered under the Securities Act during the year ended December 31, 2020 that were not otherwise disclosed in this annual report on Form 10-K, in our quarterly reports on Form 10-Q, or in our current reports on Form 8-K filed during the year ended December 31, 2020.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fourth quarter of our fiscal year ended December 31, 2020.

ITEM 6 SELECTED FINANCIAL DATA

Not applicable.

ITEM 7 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

The following discussion and analysis of the results of operations and financial condition for the years ended December 31, 2020 and 2019 should be read in conjunction with our consolidated financial statements and the notes to those consolidated financial statements that are included elsewhere in this Annual Report on Form 10-K. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors. See “Forward-Looking Statements” at the beginning of this report.

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

In August 2020, the Company established a wholly owned Colombian subsidiary, Andina Gold Colombia SAS. This action was taken because the management had identified potential business opportunities in Colombian gold exploration opportunities. Also, in August 2020, the Company merged with its wholly owned Nevada subsidiary, Andina Gold Corp., and changed its name to Andina Gold Corp. On October 21, 2020 FINRA issued an advisory accepting the company’s name change from Redwood Green Corp to Andina Gold Corp and ticker symbol change to AGOL effective as of October 22, 2020 at the opening of the U.S. OTC market. However, following a determination that the Colombian gold exploration opportunities the Company examined in Q4 2020 were rendered impracticable on the short and medium term due to the COVID-19 international travel situation, local pandemic-related restrictions and due to the demise of the Company’s local expert, the Company is now exploring other opportunities to preserve and enhance shareholder value.

The Company is now exploring other opportunities to preserve and enhance shareholder value. .On February 25, 2021 the Company entered into a non-binding letter of intent (“LOI”) with CryoCann USA Corporation (“CryoCann”), a California company headquartered in Santa Ana, California, for a proposed asset purchase transaction (the “Proposed Transaction”). CryoCann is a designer and seller of equipment developed on the basis of patented technology for cannabis varieties harvesting, refinement, and extraction. The technology reduces processing costs, increases the quality of the extracted compounds and has potential for other agricultural applications including hemp and hops. The purchase would include all physical and intellectual assets of CryoCann.

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

To date, COVID-19 has surfaced in nearly all regions around the world and resulted in travel restrictions, both domestic and international, closing of borders and business slowdowns or shutdowns in affected areas. As a result, COVID-19 has impacted the Company’s business. Although deemed an essential business during the pandemic, many dispensaries and cannabis manufacturers have suspended or reduced operations on a temporary basis due to matters associated with COVID-19.

The COVID-19 pandemic and responses to this crisis, including actions taken by federal, state and local governments, have had an impact on the operations of the Company, including, without limitation, the following: reduced staffing due to employee suspected conditions and social distancing measures; constraints on productivity; management and staff non-essential business-related travel was constrained due to stay-at-home orders; some employees have shifted to remote work resulting in loss of productivity; consumers visiting dispensaries operated under license impacted by stay-at-home orders. Management continues to monitor the COVID-19 pandemic situation and federal, state and local recommendations and will provide updates as appropriate.

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

The Company identified strategic opportunities in gold exploration in Colombia and briefly considered moving into the pursuit of opportunities in this field. However, circumstances came to light that rendered these initiatives impractical, including travel restrictions due to Covid-19 and the demise of our local geological advisor.

The Company is currently exploring other opportunities to protect and enhance shareholder value..

Results of Operations for the Years Ended December 31, 2020 and 2019

The following table shows our results of operations for the years ended December 31, 2020 and 2019. The historical results presented below are not necessarily indicative of the results that may be expected for any future period.

	For the Years Ended December 31,		Change
	2020	2019	Dollars	Percentage
Net sales	$781,455	$18,248	$763,207	4,182%
Cost of goods sold, inclusive of depreciation	744,279	198,822	545,457	274%
Gross profit / (loss)	37,176	(180,574)	217,750	-121%
Total operating expenses	6,572,017	3,152,356	3,419,661	108%
Loss from operations	(6,534,841)	(3,332,930)	(3,201,911)	96%
Total other expenses	(325,602)	(119)	(325,483)	273,515%
Net loss from continuing operations, before taxes	(6,860,443)	(3,333,049)	(3,527,394)	106%
Income taxes	10,235	4,691	5,544	118%
Net loss from continuing operations	$(6,870,678)	$(3,337,740)	$(3,532,938)	106%
Net income / (loss) from disc. operations, net of tax	$(4,945,229)	$280,206	$(5,225,435)	-1,865%
Net loss	$(11,815,907)	$(3,057,534)	$(8,758,373)	286%

The following table shows our results of operations for the years ended December 31, 2020 and 2019 specifically relating to our variable interest entity, CMI, which is classified as discontinued operations above. The historical results presented below are not necessarily indicative of the results that may be expected for any future period.

	For the Years Ended December 31,		Change
	2020	2019	Dollars	Percentage
Net sales	$6,860,282	$3,460,566	$3,399,716	98%
Cost of goods sold, inclusive of depreciation	4,901,237	2,237,004	2,664,233	119%
Gross profit	1,959,045	1,223,562	735,483	60%
Total operating expenses	1,725,950	911,156	814,794	89%
Gain from operations	233,095	312,406	(79,311)	-25%
Total other expenses	(5,178,324)	(9,921)	(5,168,403)	52,096%
Net income / (loss), before taxes	(4,945,229)	302,485	(5,247,714)	-1,735%
Income taxes	-	-	-	0%
Net income / (loss)	$(4,945,229)	$302,485	$(5,247,714)	-1,735%

Net Sales and Cost of Goods Sold

Net sales for the year ended December 31, 2020 were $781,455, which represented an increase of $763,207, or 4,182%, compared to $18,248 of net sales for year ended December 31, 2019. Revenue generating activities for continuing operations are attributable to General Extract. The increase in net sales is due to the fact that General Extract was acquired part way through 2019 and ramped up operations in 2020. CMI net sales were $6,860,282 for the year ended December 31, 2020, of which $4,698,428 was related to medical retail, $1,319,944 was related to medical wholesale, $837,414 was related to recreational wholesale, and $4,496 was related to other revenues. Revenue generating activities for discontinued operations are attributable to CMI. CMI net sales were $3,460,566 for the year ended December 31, 2019, of which $2,324,024 was related to medical retail, $374,458 was related to medical wholesale, $753,405 was related to recreational wholesale, and $8,679 was related to other revenues. The overall increase in CMI net sales for the year ended December 31, 2020 compared to the year ended December 31, 2019 was $3,399,716, or 98%, which is primarily attributable to the fact that CMI was acquired on July 15, 2019, resulting in a full year of activity in 2020 compared to only five and a half months of activity in 2019.

Cost of goods sold for the year ended December 31, 2020 were $744,279, which represented an increase of $545,457 or 274%, compared to $198,822 for the year ended December 31, 2019. Cost of goods sold primarily consisted of the cost of CBD isolate and the provision for inventory loss. The increase in cost of goods sold is due to the fact that General Extract was acquired part way through 2019 and ramped up operations in 2020. CMI’s cost of goods sold for the year ended December 31, 2020 primarily consisted of allocated salaries and wages of employees directly related to the production process, allocated depreciation directly related to the production process, cultivation supplies, rent and utilities. CMI’s cost of goods sold were $4,901,237 and $2,237,004 for the year ended December 31, 2020 and 2019, respectively, representing an increase of $2,664,233, or 119%. This increase is primarily attributable to the fact that CMI was acquired on July 15, 2019, resulting in a full year of activity in 2020 compared to only five and a half months of activity in 2019.

Operating Expenses

Operating expenses encompass personnel costs, sales and marketing, general and administrative expenses, legal and professional fees, and research and development. Total operating expenses were $6,572,017 for the year ended December 31, 2020 as compared to $3,152,356 for the year ended December 31, 2019. The increase of $3,419,661, or 108%, was primarily attributable to the following changes in operating expenses of:

●	Personnel costs - $1,660,814 increase

●	General and administrative expenses - $1,444,177 increase

●	Legal and professional fees - $901,254 increase
●	Research and development - $477,585 decrease

The increase of $1,660,814, or 204%, in personnel costs resulted from Andina Gold Corp. hiring employees and an increase in consulting expenses as its operations began. The increase of $1,444,177, or 161%, in general and administrative expenses is primarily a result of stock-based compensation expense, which the Company incurred for the year ended December 31, 2020 but had no such expense for the year ended December 31, 2019. The increase of $901,254, or 107%, in legal and professional fees primarily resulted from costs associated with expanded operations attributable to acquiring CMI and the strategic direction of the Company. The company incurred $477,585 of research and development costs in the year ended December 31, 2019 associated with the asset acquisition of General Extract. It was determined the assets acquired had no future alternative use to the Company and were immediately expensed. Comparatively, the Company incurred no research and development expenses during the year ended December 31, 2020.

CMI operating expenses encompass personnel costs, sales and marketing, general and administrative, legal and professional fees, and amortization expense. Total operating expenses for CMI were $1,725,950 and $911,156 for the years ended December 31, 2020 and 2019, respectively, representing an increase of $814,794, or 89%. This increase is primarily attributable to the following changes in operating expenses of:

● ●	Personnel costs - $136,224 increase Sales and marketing - $494,292 increase

●	General and administrative expenses - $98,482 increase

●	Legal and professional fees - $75,548 increase

The increase is due to the fact that CMI was acquired on July 15, 2019, resulting in a full twelve months of activity for the year ended December 31, 2020 compared to only 5.5 months of activity for the year ended December 31, 2019.

Other Expense

Other expense for the year ended December 31, 2020 consisted of $236,912 interest expense and $88,690 loss on foreign exchange. Other expense for the year ended December 31, 2019 consisted of $(310) interest expense and $429 loss on foreign exchange. The increase in interest expense was a result of entering into a note and loan payable during 2020 Q3. The 2020 loss on foreign exchange relates to a payable agreement with General Extract’s supplier.

CMI’s other expense for the year ended December 31, 2020 consisted of $153,592 interest expense, which primarily relates to the related party note, $4,663,514 goodwill impairment, and $361,218 intangibles impairment. CMI’s other expense during the year ended December 31, 2019 consisted of $13,013 interest expense resulting from various payables and $3,092 other income. There was no goodwill or intangibles impairment for the year ended December 31, 2019.

Net Loss

For the foregoing reasons, we had a net loss of $11,815,907 for the year ended December 31, 2020, or $0.12 net loss per common share – basic and diluted, compared to a net loss of $3,057,534 for the year ended December 31, 2019, or $0.03 net loss per common share – basic and diluted.

Liquidity, Capital Resources and Cash Flows

During 2020, the Company obtained a total of $850,000 cash through a convertible note and loan to cover operating expenses. Additionally, the Company raised through a share and warrant offering $626,385 The capital raised was used to cover expenses relating to initial activity in exploring opportunities in gold exploration as well as to cover operating costs of the Company. The Company expects substantial proceeds from the sale of the Good Meds assets in mid-2021 to help cover future operating costs and strategic initiatives.

As of December 31, 2020, the Company had working capital of $3,672,303 and cash balance of $329,839. There can be no assurance that the Company will be able to source financing to fund future business strategy, when determined, or that it will be able to sell the Good Meds assets on reasonable terms.

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

Capital Resources

The following table summarizes total current assets, liabilities and working capital for the periods indicated:

	December 31,
	2020	2019
Current assets	$7,798,154	$15,760,006
Current liabilities	4,125,851	2,668,283
Working capital	$3,672,303	$13,091,723

As of December 31, 2020 and 2019, we had a cash balance of $329,839 and $3,473,770, respectively.

Summary of Cash Flows

	For the Years Ended December 31,
	2020	2019
Net cash used in operating activities	$(3,749,621)	$(1,795,318)
Net cash used in investing activities	$(693,255)	$(1,899,692)
Net cash provided by financing activities	$1,298,945	$7,004,732

Net cash used in operating activities

Net cash used in operating activities was $3,749,621 during the year ended December 31, 2020. This included a net loss of $6,870,678, a non-cash charge related to provision for inventory loss of $400,787, a non-cash charge related to stock-based compensation of $1,440,284, a non-cash charge of deferred income tax expense of $10,235, a non-cash charge related to the amortization of debt discount of $52,083, a non-cash charge related to the fair value of common stock issued of $7,500, and cash provided by operating activities from discontinued operations of $276,719. This was partially offset by net changes in accounts receivable, prepaid expenses, inventories, accounts payable and accrued expenses, and taxes payable of $933,449.

Net cash used in operating activities was $1,795,318 during the year ended December 31, 2019. This included a net loss of $3,337,740, a non-cash charge related to the fair value of common stock issued of $395,000, a non-cash charge related to research and development expenses of $477,585,  a non-cash charge related to provision for inventory loss of $163,800, a non-cash charge of deferred income tax expense of $4,691, and cash provided by operating activities from discontinued operations of $426,044. This was partially offset by net changes in prepaid expenses, inventories, accounts payable and accrued expenses, and due to related party of $75,302.

Net cash used in investing activities

Net cash used in investing activities was $693,255 during the year ended December 31, 2020, due to the purchase of property and equipment for discontinued operations.

Net cash used in investing activities was $1,899,692 during the year ended December 31, 2019. This consisted of cash paid for acquisitions, less cash acquired, of $1,858,611 and cash used in investing activities from discontinued operations of $41,081, which consisted primarily of the purchase of property and equipment.

Net cash provided by financing activities

Net cash provided by financing activities for the year ended December 31, 2020 was $1,298,945, which consisted of $636,385 proceeds from the issuance of common stock and common stock to be issued, $412,560 proceeds from loan payable (net of repayment), and $250,000 proceeds from notes payable.

Net cash provided by financing activities for the year ended December 31, 2019 was $7,004,732, primarily due to net proceeds of $7,104,732 received from the sale of our common stock pursuant to private placements. This was partially offset by cash used in financing activities from discontinued operations, which consisted of repayments of notes payable of $100,000.

Off-Balance Sheet Arrangements

None.

Related Party Disclosures

The following are descriptions of material related party disclosures:

John Knapp

As of March 30, 2020, John Knapp (“Knapp”) owned 9.5% of the shares and is a former board director of the Company. Knapp is the sole owner of Critical Mass Industries Inc. (“CMI”), which effective July 15, 2019, sold all of its assets except marijuana licenses, inventory and accounts receivable to the Company. Pursuant to the CMI transaction, the Company entered into a series of agreements which permit CMI to use the assets in the conduct of its business, as well as provide CMI with additional expertise, including administrative and human resource functions. Also, in conjunction with the CMI transaction, the Company assumed a note payable owing to Knapp. In 2020, the Company formalized the terms of this note payable. The note bears interest on an annual basis of 25% and is convertible into shares of common stock at a price of $0.25 per share. The note matured on January 31, 2021, but as of March 30, 2021 has not been repaid. As of December 31, 2020 and 2019, the outstanding balance of the notes payable, related party was $458,599 and 307,450, respectively. In 2019, CMI was sued by a former consultant. The Company has been incurring legal fees on CMI’s behalf to defend against this lawsuit. As of December 31, 2019, Knapp, as the owner of CMI, or CMI itself owed the Company $27,420.65 for legal fees paid on their behalf. Effective February 25, 2020, Knapp resigned as a director of Andina Gold, at which time 200,000 Restricted Stock Units were deemed to have vested and were converted into 200,000 common shares. Refer to Note 2 for additional details on the relationship of CMI as a VIE.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to intangibles, accounting for acquisitions, revenue recognition, income taxes, useful life and recoverability of long-lived assets and deferred income tax asset valuations. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Retail customer loyalty liabilities are recognized in the period in which they are incurred and will often be retired without being utilized. Shipping and handling costs are expensed as incurred and are included in cost of sales, which were not material for the year ended December 31, 2020.

The Company operates in a highly regulated environment in which state regulatory approval is required prior to the customer being able to purchase the product, either through the Colorado Marijuana Enforcement Division for wholesale clients or the Colorado Department of Public Health and Environment for medical patients.

Inventory, net

Inventory, net is stated at the lower of cost or net realizable value. The Company compares the cost of inventory with market value and write down inventories to net realizable value, if lower. The Company writes down inventory when conditions indicate that the net realizable value may be less than cost due to physical deterioration, obsolescence, changes in price levels or other factors. Due to changing market conditions, management conducted a thorough review of its inventory. As a result, a provision for inventory loss of $400,787 and $163,800 was charged against operations in 2020 and 2019, respectively, to write down inventory to its net realizable value. This was based on the Company’s best estimates of product sales prices and customer demand patterns. It is at least reasonably possible that the estimates used by the Company to determine its provision for inventory losses will be materially different from the actual amounts or results. These differences could result in materially higher than expected inventory provisions, which could have a materially adverse effect on the Company’s results of operations and financial condition in the near term.

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

Income Taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has adopted ASC 740, Income Taxes as of its inception. ASC 740 prescribes the procedures for recognition and measurement of tax positions taken or expected to be taken in income tax returns. Pursuant to ASC 740 the Company is required to compute tax asset benefits for net operating losses carried forward. The potential benefits of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years. As of December 31, 2020 and 2019, the Company does not have an accrual relating to uncertain tax positions. It is not anticipated that unrecognized tax benefits would significantly increase or decrease within 12 months of the reporting date.

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

ITEM 7A QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable for a smaller reporting company.

ITEM 8 FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated balance sheets as of December 31, 2020 and 2019, and the related consolidated statements of operations, and shareholders’ equity and cash flows for each of the two years in the years ended December 31, 2020 and 2019, together with the related notes and the report of our independent registered public accounting firm, are set forth on pages F-1 to F-29 of this report.

ITEM 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On September 19, 2019, the Company terminated Haynie & Company (“Haynie”) as the Company’s independent registered public accounting firm. The reports of Haynie on the Company’s consolidated financial statements for the fiscal years ended December 31, 2018 and 2017 did not contain an adverse opinion or a disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principles.

On September 19, 2019, the Audit Committee approved the appointment of Marcum LLP (“Marcum”) as the Company’s new independent registered public accounting firm, to perform independent audit services for the fiscal year ending December 31, 2019. On February 4, 2020, Redwood Green terminated Marcum as the Company’s independent registered public accounting firm. Marcum was dismissed without ever reporting on the financial statements of the Company. Commencing August 5, 2019 (Date of Engagement) and through February 4, 2020, there were no “disagreements” with Marcum on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure.

On February 4, 2020, the Audit Committee approved the appointment of BF Borgers CPA, PC (“Borgers”) as the Company’s new independent registered public accounting firm, effective immediately, to perform independent audit services for the fiscal year ending December 31, 2019. Borgers performed independent audit services for the fiscal year ending December 31, 2020.

ITEM 9A CONTROLS AND PROCEDURES

Management’s Evaluation of Disclosure Controls and Procedures

We have carried out an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), to allow timely decisions regarding required disclosures. Based upon that evaluation, our Company’s CEO and CFO concluded that our Company’s disclosure controls and procedures were not effective as of December 31, 2020.

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

Management’s Report on Internal Control Over Financial Reporting

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2020, the end of the annual period covered by this report and according to the criteria established in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

Based on that evaluation, management has concluded that the Company did not maintain effective internal control over financial reporting as of the fiscal year ended December 31, 2020 due to the existence of significant deficiency in the internal control over financial reporting described below.

A significant deficiency is a deficiency, or a combination of deficiencies, in internal controls over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Management has determined that we did not maintain effective internal controls over financial reporting as of the fiscal year ended December 31, 2020 due to the existence of the following material weaknesses identified by management:

●	Due to the Company’s size, the is insufficient segregation of duties to prevent or detect on a timely basis a misstatement of our annual or interim financial statements..

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

Management utilizes external experts to assist the Company with technical accounting expertise needs as deemed necessary and plans to perform a formal assessment of its internal control’s framework. However, no assurance can be made at this point that the implementation of such controls and procedures will be completed in a timely manner or that they will be adequate once implemented.

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

Management’s Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer (who is also the Company’s principal executive officer), and our chief financial officer (who is also the Company’s principal financial and accounting officer) to allow for timely decisions regarding required disclosure. Thus, in accordance with Rules 13a-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures as of December 31, 2020, which is the end of the period covered by this Form 10-K. Based on the evaluation of these disclosure controls and procedures, and in light of the significant deficiency found in our internal controls over financial reporting, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective. The ineffectiveness of our disclosure controls and procedures was due to a significant deficiency identified in our internal control over financial reporting.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the fiscal year ended December 31, 2020. During the period covered by this Annual Report on Form 10-K, we have not been able to remediate the significant deficiency described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020. Our remediation efforts will continue to be implemented throughout our 2021 fiscal year. We believe that the controls that we will be implementing will improve the effectiveness of our internal control over financial reporting. As we continue to evaluate and work to improve our internal control over financial reporting, we may determine to take additional measures to address the significant deficiency or determine to supplement or modify certain of the remediation measures described above.

ITEM 9B OTHER INFORMATION

None.

PART III

ITEM 10 DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Our directors and executive officers and their respective ages, positions, and biographical information as of March 30, 2021 are set forth below.

Name	Position	Age
Christopher Hansen	Chief Executive Officer	70
Philip Mullin	Chief Financial Officer	67
Patricia Kovacevic	General Counsel & Head of External Affairs	50
Dr. Delon Human	Chairman of the Board	58
Mario Gobbo	Director	67
Mark Radke	Director	66

Christopher Hansen, Chief Executive Officer

Mr. Hansen has over 35 years of experience as a senior financial and banking executive, specializing in project finance. Mr. Hansen served as Chief Executive Officer of the Company from February 2018 to February 2020 and from July 2020 to present. He also served as Chairman of the Board from May 2019 to December 2019.

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

Philip Mullin, Chief Financial Officer

Philip Mullin has 30 years’ experience as CFO, COO, and in consulting and turnarounds for businesses with revenues of less than $100 million. Mr. Mullin has served as Chief Financial Officer of the Company since June 2019. He also serves as a board director of CanaQuest Medical Corp in Toronto, Canada. Since 2009, he has operated primarily in consulting and interim CFO roles in multiple sectors including fintech, blockchain, drones, recycling, medical marijuana, and electrical power generation. From 2003-09, Mr. Mullin was a partner of Tatum Partners, a human capital firm engaged in providing CFO services. Within Tatum, Mr. Mullin served in numerous leadership roles: from 2006-09, as CFO of Zi Corporation, a leading software development company specializing in mobile phones, which was sold in April 2009 to Nuance Communications; from 2003-06, as interim CFO of Homax Products, Vice President Finance of Yakima Products, and as a consultant in several engagements in industrial construction, manufacturing and air transportation. From 2001-03, he served as turnaround consultant to companies in the telecom sector during the critical post-9/11 timeframe; from 1995-2001, he was engaged in various C-level capacities in a public entity that was restructured and eventually became International DisplayWorks, a manufacturer of LCD displays based in Rocklin, California with operations in Shenzhen, China, which was later sold to Flextronics.

Mr. Mullin began his career in banking in 1982 after completing his MBA from University of Western Ontario Richard Ivey School of Business in London, Ontario, Canada and BA in Economics from Wilfrid Laurier University, in Waterloo, Ontario, Canada.

Patricia Kovacevic, General Counsel & Head of External Affairs

An experienced legal and compliance department leader, Patricia I. Kovacevic’s career comprises leading senior legal and regulatory positions with FDA-regulated multinationals, including Philip Morris International and Lorillard, as well as partner roles with large law firms.

Her expertise includes corporate law, compliance, M&A, US and global food, drug, nicotine and consumer goods regulation, cannabis/CBD regulation, external affairs and the legal framework applicable to marketing, media communications, investigations, FCPA, trade sanctions, privacy, intellectual property, product development and launch. She also led cross-disciplinary teams engaged in scientific research efforts. She has served on various trade association bodies and conference advisory boards. Ms. Kovacevic authored several articles on nicotine regulation, co-authored an academic treatise, “The Regulation of E-Cigarettes” and is often invited as a keynote speaker or panelist before global conferences and government agencies public hearings.

Patricia Kovacevic is an attorney admitted to practice in New York, before the U.S. Tax Court, before the U.S. Court of International Trade and before the Supreme Court of the United States. She holds a Juris Doctor (doctor of law) degree from Columbia Law School in New York and completed the Harvard Business School “Corporate Leader” executive education program. Ms. Kovacevic speaks several languages, including French, Italian, Spanish, Romanian and Croatian.

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

Information Concerning the Board of Directors and Certain Committees

The Board of Directors currently consists of three directors, two of whom the Board of Directors has determined are independent within the meaning of the rules of the New York Stock Exchange, which the Company has adopted as its definition of independence. The independent directors are Messrs. Gobbo and Radke. The Board of Directors held ten regularly-scheduled meetings during the 2020 fiscal year, and zero special meetings during the 2020 fiscal year. Each of the directors attended at least 75% of all meetings of the Board of Directors and committees on which they served during the 2020 fiscal year. The Board of Directors does not have a formal policy governing director attendance at its annual meeting of stockholders. We expect that all of our directors will attend the 2020 Annual Meeting.

The standing committees of the Board of Directors are the Audit Committee, the Compensation Committee and the Nominating and Corporate Governance Committee, each of which was formed in 2019.

Audit Committee

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

The Audit Committee held four formal meetings during fiscal year 2020. The members of the Audit Committee are Messrs. Gobbo (Chair) and Radke.

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

Compensation Committee

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

The Compensation Committee held one meeting during fiscal year 2020. The members of the Compensation Committee are Dr. Human (Chair) and Mr. Gobbo.

The Compensation Committee operates under a written charter that is reviewed annually. The charter is available on our website at www.redwoodgreencorp.com.

Nominating and Corporate Governance Committee

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

The Nominating and Corporate Governance Committee held one meeting during fiscal year 2020. The members of the Nominating and Corporate Governance Committee are Messrs. Radke (Chair) and Dr. Human.

Director Qualifications

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

Evaluation of Director Nominees

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

Legal Proceedings

Legal proceedings covering a dispute arising from a past employment agreements is pending against our principal business partner, CMI. In Gaudio v. Critical Mass Industries, LLC et al, the defendant CMI has recently filed an ex-parte application for a Scheduling Order re: motion to set aside entry of default. On March 14, 2021, Plaintiff filed an opposition to CMI’s ex parte application. On March 15, 2021, the court issued an order granting CMI’s ex parte application. CMI’s motion to set aside a default judgment will be heard on April 26, 2021. It is possible that there could be adverse developments in the Gaudio case. An unfavorable outcome or settlement of pending litigation would have a significant impact on our ability to collect receivables from CMI, to complete any of the pending transactions involving our Colorado assets and agreements, and could encourage the commencement of additional litigation against CMI or the Company. We and our subsidiaries will record provisions in the consolidated financial statements for pending litigation when we determine that an unfavorable outcome is probable and the amount of the loss can be reasonably estimated. At the present time, while it is reasonably possible that an unfavorable outcome in the Gaudio case may occur, (i) management is unable to estimate the possible loss or range of loss that our Company would undergo that could result from an unfavorable outcome or settlement in Gaudio; and (ii) accordingly, management has not provided any amounts in the consolidated financial statements for an unfavorable outcome in this case, if applicable. Any applicable legal advice costs are expensed as incurred.

It is possible that our consolidated results of operations, cash flows or financial position could be materially affected in a particular fiscal quarter or fiscal year by an unfavorable outcome or settlement of certain pending litigation. Nevertheless, although litigation is subject to uncertainty, we and each of our subsidiaries named as a defendant believe, and each has been so advised by counsel handling the respective cases, that we have valid defenses to the litigation pending against us, as well as valid bases for appeal of adverse verdicts, if any. All such cases are, and will continue to be, vigorously defended. However, we and our subsidiaries may enter into settlement discussions in particular cases if we believe it is in our best interests to do so.

ITEM 11 EXECUTIVE COMPENSATION

The following table sets forth certain information about compensation paid, earned or accrued for services of our named executive officers for the past two fiscal years.

Summary Compensation Table

Name and Principal Position	Fiscal Year	Base Salary ($)	All Other Compensation ($)	Total ($)
Christopher Hansen, Chief Executive Officer	2020	155,500	201,040	356,540
	2019	90,000	-	90,000
Michael Saxon, Chief Executive Officer	2020	456,800	-	456,800
	2019	-	-	-
Philip Mullin, Chief Financial Officer	2020	240,000	400,000	640,000
	2019	142,500	-	142,500
Cindy Lee Kelly, Chief Financial Officer	2019	14,000	-	14,000
Patricia Kovacevic, General Counsel & Head of External Affairs	2020	159,600	17,800	177,400

Stock Option Plan

The Company has adopted its 2019 Omnibus Stock Incentive Plan, which provides for the issuance of stock options, stock grants and restricted stock awards to employees, directors and consultants. As of December 31, 2019, no grants had been awarded under the plan.

Restricted Stock Units

In January 2020, Mr. Mullin was granted 200,000 restricted stock units and Mr. Hansen was awarded 400,000 restricted stock units. In February 2020, Mr. Saxon was awarded 2,000,000 restricted stock units which were forfeited upon his separation from the Company. In April 2020, Mr. Mullin and Ms. Kovacevic were awarded 200,000 restricted stock units each. No restricted stock units were awarded during the year ended December 31, 2019.

Stock Options/Stock Appreciation Rights Grants

During the year ended December 31, 2020, the Company awarded stock options of 2,000,000 shares to Mr. Mullin at an exercise price of $0.16 per share. During the year ended December 31, 2019 there were no options granted.

Outstanding Equity Awards at Fiscal Year End

As of December 31, 2020, 2,453,172 restricted stock units and 3,500,000 option shares were outstanding. No equity awards were outstanding as of the year ended December 31, 2019.

Director Compensation

The Board of Director adopted a policy to compensate directors for the time and care needed to properly discharge their duties as directors. The compensation was based on a combination of quarterly retainer fees and attendance fees for meetings requiring their physical presence including board meetings and site visits. In 2019, the directors received the following director compensation: Dr. Human $16,630; Mr. Gobbo $25,272; Mr. Hansen $25,500; Mr. Knapp $18,000; Mr. Radke $17,217; and Mr. Scharffenberger $17,217. There were no grants of equity-based compensation made to the directors in 2019. In 2020, the directors received the following director compensation: Dr. Human $67,454; Mr. Gobbo $45,500; Mr. Radke $45,500; Mr. Scharffenberger $19,957; Mr. Hilton $14,016; Mr. Hernández $15,543; Mr. Artmont $15,543. In 2020, the directors received the following restricted stock units: Dr. Human 400,000; Mr. Gobbo 400,000; Mr. Radke 400,000; Mr. Scharffenberger 500,000; Mr. Hilton 257,895; Mr. Hernandez 201,586; Mr. Artmont 201,586. Dr. Human received stock options on 1,500,000 shares at an exercise price of $0.16 per share.

ITEM 12 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of our Common Stock as of March 30, 2021 by (a) each shareholder who is known to us to own beneficially 5% or more of our outstanding Common Stock, (b) all directors, (c) our executive officers and (d) all executive officers and directors as a group. Except as otherwise indicated, all persons listed below have (i) sole voting power and investment power with respect to their shares of Common Stock, except to the extent that authority is shared by spouses under applicable law, and (ii) record and beneficial ownership with respect to their shares of Common Stock.

For purposes of this table, a person or group of persons is deemed to have “beneficial ownership” of any shares of Common Stock that such person has the right to acquire within 60 days of March 30, 2021. For purposes of computing the percentage of outstanding shares of our Common Stock held by each person or group of persons named above, any shares that such person or persons has the right to acquire within 60 days of March 30, 2021 is deemed to be outstanding, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. The inclusion herein of any shares listed as beneficially owned does not constitute an admission of beneficial ownership. Unless otherwise identified, the address of our directors and officers is c/o Redwood Green Corp., 3531 South Logan Street, Englewood, CO 80113.

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership		Percentage of Class (2)
Capital Union Bank Ltd. CUB Financial Center, Lyford Cay Nassau, Bahamas	9,600,000		9.7
John Knapp	9,370,770		9.5
11 The Cottages
Dorado, PR 00646
Christopher Hansen Casa La Palma Calle Horizonte y Nicolas Bravo S/N Col. San Ignacio, Cp 23300 Todo Santos, B.C.S. Mexico	5,585,549		5.7
Philip Mullin	2,000,000	(3)	2.0
Delon Human	1,500,000	(4)	1.5
Mario Gobbo	0		0.0
Mark Radke	0		0.0
All directors and officers as a group (6 persons)	3,500,000		3.4

(1)	Unless otherwise indicated, the address of the beneficial owner is c/o the Company, 3531 South Logan Street, Suite D-357, Englewood, CO 80113.

(2)	Based on 98,699,222 shares outstanding.

(3)	Mr. Mullin is the beneficial holder of fully-vested stock options to purchase 2,000,000 shares, exercisable at $0.16 per share, expiring in 2030.

(4)	Dr. Human is the beneficial holder of fully-vested stock options to purchase 1,500,000 shares, exercisable at $0.16 per share, expiring in 2030.

ITEM 13 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

During the years ended December 31, 2020 and 2019, we incurred $261,661 and $246,500, respectively, of contractor expenses to the executive officers of our company.

Except as disclosed herein, no director, executive officer, shareholder holding at least 5% of shares of our common stock, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction since the year ended December 31, 2020, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year-end for the last three completed fiscal years.

Director Independence

The Board of Directors currently consists of four directors, three of whom the Board of Directors has determined are independent within the meaning of the rules of the New York Stock Exchange, which the Company has adopted as its definition of independence. The independent directors are Messrs. Mario Gobbo, Mark Radke and Gary Artmont.

ITEM 14 PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following is a summary of the fees billed to the Company by its principal accountants for professional services rendered for the years ended December 31, 2020 and 2019:

	Year Ended December 31,
	2020	2019
Audit Fees:
Haynie & Company	$5,000	$46,193
Marcum	77,086	331,101
Borgers	566,200	266,000
Total	$648,286	$643,294

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

On February 4, 2020, the Audit Committee approved the appointment of Borgers as the Company’s new independent registered public accounting firm, effective immediately, to perform independent audit services for the fiscal year ending December 31, 2019. Borgers continued to perform independent audit services for the 2020 10-Q reports and the 2020 10-K report.

PART IV

ITEM 15 EXHIBIT AND FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements

Our consolidated balance sheets as of December 31, 2020 and 2019, and the related consolidated statements of operations and shareholders’ equity and cash flows for each of the two years in the years ended December 31, 2020 and 2019, together with the related notes and the report of our independent registered public accounting firm, are set forth on pages F-1 to F-29 of this report.

(b)	Exhibits

Exhibit Number	Description
(3)	Articles of Incorporation and Bylaws
3.1	Articles of Incorporation (incorporated by reference to our Registration Statement on Form S- 1 filed on May 9, 2012).
3.2	By-laws (incorporated by reference to our Registration Statement on Form S-1 filed on May 9, 2012).
3.3	Certificate of Amendment (incorporated by reference to our Current Report on Form 8-K filed on January 13, 2014).
3.4	Certificate of Change filed with the Nevada Secretary of State on April 12, 2018 with an effective date of April 26, 2018. (incorporated by reference to our Current Report on Form 8-K filed on May 2, 2018)
3.5	Articles of Merger filed with the Nevada Secretary of State on April 12, 2018 with an effective date of April 26, 2018. (incorporated by reference to our Current Report on Form 8-K filed on May 2, 2018)
3.6	Articles of Merger filed with the Nevada Secretary of State on October 14, 2019 (incorporated by reference to our Current Report on Form 8-K filed on October 18, 2019)
3.7	Notarized Board Resolution Redwood Green Corp name change to Andina Gold Corp
3.8	Officer Certificate appointing officers
3.9	Officer Certificate name change Redwood Green Corp to Andina Gold Corp
3.10	Redwood Green name change and merger with Andina Gold Corp certified and new business license
(10)	Material Contracts
10.1	Consulting Agreement dated December 30, 2011 between our company and Cindy Kelly & Associates (incorporated by reference to our Registration Statement on Form S-1 filed on May 9, 2012).
10.2	License Agreement dated June 30, 2015 between our company and I.S. Grant (incorporated by reference to Exhibit 10.3 of our Annual Report on Form 10-K filed on April 20, 2017).
10.3	Purchase Agreement with Grupo Jaque Ltd. and First Colombia Devco SAS, dated May 10, 2018 (incorporated by reference to our current report on Form 8-K filed on May 19, 2018)
10.4	Good Holdco Membership Acquisition Agreement (incorporated by reference to our current report on Form 8-K dated July 25, 2019)
10.5	Good IPCO Acquisition Agreement (incorporated by reference to our current report on Form 8-K dated July 25, 2019)
10.6	CMI Licensing Agreement (incorporated by reference to our current report on Form 8-K dated July 25, 2019)
10.7	CMI Administration Agreement (incorporated by reference to our current report on Form 8-K dated July 25, 2019)
10.8	CMI Consulting Agreement (incorporated by reference to our current report on Form 8-K dated July 25, 2019)
10.9	CMI Marketing Agreement (incorporated by reference to our current report on Form 8-K dated July 25, 2019)
10.10	Employment Agreement Dated February 26, 2020 between the Company and Michael Saxon (incorporated by reference to our current report on Form 8-K dated February 26, 2020)
10.11	Separation and Consulting Agreement with Christopher Hansen
10.12	2019 Omnibus Equity Incentive Plan
10.13	Chris Hansen Employment Agreement
10.14	Michael Saxon Release Agreement
10.15	Patricia Kovacevic Second Amended Employment Agreement
10.16	Philip Mullin Revised Employment Agreement
21	Subsidiaries of the Registrant
(31)	Rule 13a-14(a)/15d-14(a) Certifications
31.1*	Section 302 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer.
31.2*	Section 302 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer and Principal Accounting Officer.
(32)	Section 1350 Certifications
32.1*	Section 906 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer.
32.2*	Section 906 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer and Principal Accounting Officer.
(101)*	Interactive Data Files
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANDINA GOLD CORP.
(Registrant)

Dated: March 30, 2021

/s/ Christopher Hansen
Christopher Hansen
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Christopher Hansen	Chief Executive Officer	March 30, 2021
Christopher Hansen	(Principal Executive Officer)

/s/ Philip Mullin	Chief Financial Officer	March 30, 2021
Philip Mullin	(Principal Accounting Officer)

/s/ Dr. Delon Human	Chairman of the Board	March 30, 2021
Dr. Delon Human

/s/ Mario Gobbo	Director	March 30, 2021
Mario Gobbo

/s/ Mark Radke	Director	March 30, 2021
Mark Radke

ANDINA GOLD CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Andina Gold Corp.:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Andina Gold Corp. (the “Company”) as of December 31, 2020 and 2019 and the related consolidated statements of operations, shareholders’ equity, and cash flows for the two years in the period ended December 31, 2020, and the related notes and schedules (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for the two years in the period ended December 31, 2020 and 2019, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Matter

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 4 to the financial statements, the Company has suffered recurring losses from operations that raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 4. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provide a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Wholesale revenue recognition in relation to fraud

As described in Note 5 to the consolidated financial statements, management applies FASB Topic 606, Revenue from Contacts with Customers (“ASC 606”) to recognize revenue. Management recognizes revenue upon transfer of control of promised products to customers in an amount that reflects the consideration the Company expects to receive in exchange for those products. The Company’s revenue, inclusive of revenue from discontinued operations, can be most simply divided into retail revenues and wholesale revenues. Retail revenue transactions are completed quickly and with payment only in cash at the time of the sale. However, wholesale revenue transactions are completed over a longer time frame, are larger in value than retail transactions, and may be completed on credit with the creation of a receivable.

The principal considerations for our determination that performing procedures over the full completion of wholesale revenue contracts and subsequent payment collections is a critical audit matter and there are more significant risks associated with the recognition of. This in turn led to significant effort in performing our audit procedures which were designed to evaluate whether the contractual terms, the timing of revenue recognition and the subsequent collections were appropriately identified and accounted for by management under ASC 606.

Our audit procedures included, among others, understanding of controls relating to management’s revenue recognition process, examining transaction related documents, confirming revenues and outstanding receivables at the balance sheet date with a sample of the wholesale customers, and testing collections subsequent to the balance sheet date.

BF Borgers CPA PC

We have served as the Company’s auditor since 2020

Lakewood, CO

March 30, 2021

ANDINA GOLD CORP.

CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2020	2019 (Revised)
ASSETS
Current assets:
Cash and cash equivalents (Note 5)	$329,839	$3,473,770
Accounts receivable, net (Note 5)	540,000	-
Prepaid expenses	60,475	100,555
Inventory, net (Notes 5 & 9)	-	340,000
Assets held for sale, current (Notes 5 & 8)	6,867,840	11,845,681
Total current assets	7,798,154	15,760,006

Total assets	$7,798,154	$15,760,006

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$2,248,235	$754,850
Loans payable	412,560	-
Taxes payable	771	-
Liabilities held for sale, current	1,464,285	1,913,433
Total current liabilities	4,125,851	2,668,283
Notes payable	52,083	-
Deferred tax liability	14,926	4,691
Total liabilities	4,192,860	2,672,974

Commitments and contingencies (Note 16)

Shareholders’ equity:
Preferred stock, $0.001 par value, 100,000 shares authorized, no shares issued and outstanding respectively	-	-
Common stock, $0.001 par value, 500,000,000 shares authorized, 97,005,817 and 106,216,708 shares issued and outstanding at December 31, 2020 and 2019, respectively	97,006	106,216
Additional paid-in capital	19,138,947	16,894,103
Common stock to be issued	98,535	-
Accumulated deficit	(15,729,194)	(3,913,287)
Total shareholders’ equity	3,605,294	13,087,032
Total liabilities and shareholders’ equity	$7,798,154	$15,760,006

The accompanying notes are an integral part of these consolidated financial statements.

ANDINA GOLD CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2020	2019
Net sales	$781,455	$18,248
Cost of goods sold, inclusive of provision for inventory loss of $400,787 and $163,800 for the years ended December 31, 2020 and 2019, respectively	744,279	198,822
Gross profit / (loss)	37,176	(180,574)

Operating expenses:
Personnel costs	2,473,730	812,916
Sales and marketing	14,854	123,853
General and administrative	2,338,599	894,422
Legal and professional fees	1,744,834	843,580
Research and development	-	477,585
Total operating expenses	6,572,017	3,152,356
Loss from operations	(6,534,841)	(3,332,930)

Other income (expenses):
Interest expense	(236,912)	310
Loss on foreign exchange	(88,690)	(429)
Total other expenses	(325,602)	(119)
Net loss from continuing operations, before taxes	(6,860,443)	(3,333,049)
Income taxes	10,235	4,691
Net loss from continuing operations	(6,870,678)	(3,337,740)
Net gain / (loss) from discontinued operations, net of tax	(4,945,229)	280,206
Net loss	$(11,815,907)	$(3,057,534)

Comprehensive loss from discontinued operations	-	(5,370)
Comprehensive loss	$(11,815,907)	$(3,062,904)

Net loss per common share:
Loss from continuing operations - basic and diluted	$(0.07)	$(0.04)

Gain / (loss) from discontinued operations - basic and diluted	$(0.05)	$0.00

Loss per common share - basic and diluted	$(0.12)	$(0.03)

Weighted average common shares outstanding—basic and diluted	99,863,059	89,808,227

The accompanying notes are an integral part of these consolidated financial statements.

ANDINA GOLD CORP.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock		Additional Paid-In	Common Stock to be	Accumulated		Total Shareholders’
	Shares	Amount	Capital	Issued	Deficit	AOCL	Equity
Balance at December 31, 2018	76,400,016	$76,400	$1,425,885	$-	$(840,656)	$(15,097)	$646,532

Common stock issued pursuant to private placement, net of issuance costs	14,325,005	14,325	7,090,407	-	-	-	7,104,732

Common stock issued in connection with business combination	13,553,233	13,553	6,763,064	-	-	-	6,776,617

Common stock issued pursuant to advisory agreements	790,000	790	394,210	-	-	-	395,000

Common stock issued in connection with conversion of debt and accounts payable	1,148,454	1,148	573,079	-	-	-	574,227

Consolidation of variable interest entity	-	-	647,458	-	-	-	647,458

Deconsolidation of former subsidiary	-	-	-	-	(15,097)	15,097	-

Net loss	-	-	-	-	(3,057,534)	-	(3,057,534)

Balance at December 31, 2019 (Revised)	106,216,708	$106,216	$16,894,103	$-	$(3,913,287)	$-	$13,087,032

Issuance of common stock pursuant to separation agreement	1,175,549	$1,176	$148,824	$-	$-	$-	$150,000

Issuance of common stock pursuant to accelerated vesting of RSU’s	600,000	600	162,440	-	-	-	163,040

Stock-based compensation	757,895	758	570,954	-	-	-	571,712

Stock options issued and outstanding	-	-	555,532	-	-	-	555,532

Share cancellations	(15,350,000)	(15,350)	15,350	-	-	-	-

Share issuance	3,605,665	3,606	541,744	-	-	-	545,350

Common stock to be issued	-	-	-	98,535	-	-	98,535

Beneficial Conversion Feature of Note Payable	-	-	250,000	-	-	-	250,000

Net loss	-	-	-	-	(11,815,907)	-	(11,815,907)

Balance at December 31, 2020	97,005,817	$97,006	$19,138,947	$98,535	$(15,729,194)	$-	$3,605,294

The accompanying notes are an integral part of these consolidated financial statements.

ANDINA GOLD CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,870,678)	$(3,337,740)
Adjustments to reconcile net loss to net cash used in operating activities from continuing operations:
Amortization of debt discount	52,083	-
Fair value of common stock issued pursuant to service and advisory agreements	7,500	395,000
Research and development expenses associated with asset acquisition	-	477,585
Provision for inventory loss	400,787	163,800
Stock-based compensation expense	1,440,284	-
Deferred income tax expense	10,235	4,691
Change in operating assets and liabilities:
Accounts receivable	(540,000)	-
Prepaid expenses	40,080	(100,481)
Inventory, net	(60,787)	(503,800)
Accounts payable and accrued expenses	1,493,385	687,429
Due to related party	-	(7,846)
Taxes payable	771	-
Net cash used in operating activities from continuing operations	(4,026,340)	(2,221,362)
Net cash provided by operating activities from discontinued operations	276,719	426,044
Net cash used in operating activities	(3,749,621)	(1,795,318)
CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for CMI business combination, net of cash acquired	-	(1,863,117)
Cash acquired as part of General Extract asset acquisition	-	4,506
Net cash used in investing activities from continuing operations	-	(1,858,611)
Net cash used in investing activities from discontinued operations	(693,255)	(41,081)
Net cash used in investing activities	(693,255)	(1,899,692)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	537,850	-
Proceeds from common stock subscribed and to be issued	98,535	-
Proceeds from loans payable, net of repayment	412,560	-
Proceeds from notes payable	250,000	-
Proceeds from sale of common stock pursuant to private placement, net of issuance costs	-	7,104,732
Net cash provided by financing activities from continuing operations	1,298,945	7,104,732
Net cash used in financing activities from discontinued operations	-	(100,000)
Net cash provided by financing activities	1,298,945	7,004,732
Net increase / (decrease) in cash from continuing operations	(2,727,395)	3,024,759
Net increase / (decrease) in cash from discontinued operations	(416,536)	284,963
Effect of exchange rate changes on cash	-	(3,914)
Cash at beginning of period	3,473,770	167,962
Cash at end of period	$329,839	$3,473,770
Supplemental disclosure of cash flow information:
Cash paid for interest	$162,810	$13,651
Supplemental disclosure of non-cash investing and financing activities:
Common stock issued pursuant to separation agreement	$150,000	$-
Common stock issued pursuant to vesting of restricted stock units	$163,040	$-
Common stock issued in connection with conversion of debt	$-	$503,475
Common stock issued in connection with conversion of accounts payable	$-	$70,752
Disposal of First Colombia Devco S.A.S.	$-	$20,467
Consolidation of variable interest entity	$-	$1,192,234
Equity issued pursuant to CMI Transaction	$-	$6,776,617

The accompanying notes are an integral part of these consolidated financial statements.

ANDINA GOLD CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

Good Meds, the operating unit of CMI, is based in Denver, CO, and operates in a 60,000-square-foot cultivation and processing facility. Good Meds also owns and operates two medical cannabis dispensaries located in Lakewood, CO and Englewood, CO. The business has been in operation since 2009. The Denver facility produces cannabis for sale as dry flower and biomass input for processing into Marijuana-Infused Products (“MIP”), such as live resin, wax and budder.

Andina Gold operates two medical marijuana dispensaries and related businesses in Colorado (see Note 2). Our mission is to deliver high-quality, safely manufactured, sustainable, innovative, and accessible cannabis products which support individual well-being.

In August 2020, the Company merged with its wholly owned Nevada subsidiary, Andina Gold Corp., and changed its name into Andina Gold Corp. On October  21, 2020 FINRA issued an advisory accepting the company’s name change from Redwood Green Corp to Andina Gold Corp and ticker symbol change to AGOL effective as of October 22, 2020 at the opening of the U.S. OTC market. As of October 15, 2020  the Company has redirected its business strategy to seek financing for general operating expenses from the Company’s current shareholders in the form of share subscription and warrants as specifically authorized by the Board in writing on October 15, 2020. Further, the Company is actively pursuing divestiture of its Colorado-based subsidiaries, assets or receivables. In August 2020, the Company established a wholly owned Colombian subsidiary, Andina Gold Colombia SAS. Subject to further discussions, obtaining the necessary local regulatory approvals and regulatory developments, the Company shall identify and pursue gold exploration in Colombia. The Company will need substantial additional capital in order to execute this strategy and there can be no assurance that such quantities of capital can be sourced on reasonable terms, if at all. In addition, there can be no assurance that the Company will be successful in pursuing this strategy. The Company has since determined that pursuit of gold exploration in Colombia is not longer a practical alternative and is considering other strategies to increase shareholder value.

ANDINA GOLD CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

2. VARIABLE INTEREST ENTITY

Pursuant to Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Section 810, Consolidation (“ASC 810”), the Company is required to include in its consolidated financial statements, the financial statements of its variable interest entity (“VIE”). ASC 810 requires a VIE to be consolidated if that company is subject to a majority of the risk of loss for the VIE or is entitled to receive a majority of the VIE’s residual returns. VIEs are those entities in which a company, through contractual arrangements, bears the risk of, and enjoys the rewards normally associated with ownership of the entity, and therefore the company is the primary beneficiary of the entity.

Under ASC 810, a reporting entity has a controlling financial interest in a VIE, and must consolidate that VIE, if the total equity investment at risk is not sufficient to permit the legal entity to finance its activities without additional subordinated financial support provided by any parties, including equity holders. As of July 15, 2019, the Company consolidates CMI as a VIE pursuant to certain intellectual property, administrative and consulting agreements in which the Company is deemed the primary beneficiary of CMI. Accordingly, the results of CMI have been included in the accompanying consolidated financial statements.

Furthermore, the Company notes it does not own the Cannabis License Assets; however, pursuant to accounting principles generally accepted in the United States (“GAAP”), the Cannabis License Assets are consolidated in the accompanying consolidated financial statements along with certain liabilities and the associated revenues and expenses of CMI. See Note 8 for further information regarding CMI.

Cannabis License Assets & Liabilities
	As of December 31,
Description	2020	2019
Current assets
Cash and cash equivalents	$196,445	$467,460
Accounts receivable, net	66,043	113,599
Inventory, net	791,868	768,633
Total current assets	1,054,356	1,349,692

Total assets	$1,054,356	$1,349,692

Current liabilities
Accounts payable and accrued expenses	$211,463	$337,386
Total current liabilities	211,463	337,386

Total liabilities	211,463	337,386
Net assets	$842,893	$1,012,306

ANDINA GOLD CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

CMI Statement of Operations
	For the Years Ended December 31,
Description	2020	2019
Net sales	$6,860,282	$3,460,566
Cost of goods sold, inclusive of depreciation	4,901,237	2,237,004
Gross profit	$1,959,045	$1,223,562

Operating expenses
Personnel costs	402,389	266,165
Sales and marketing	908,502	414,210
General and administrative	231,376	132,894
Legal and professional fees	156,782	81,234
Amortization expense	26,901	16,653
Total operating expenses	1,725,950	911,156
Gain from operations	$233,095	$312,406

Other income / (expense)
Interest expense	(153,592)	(13,013)
Goodwill impairment	(4,663,514)	-
Intangibles impairment	(361,218)
Other income	-	3,092
Total other income / (expense)	(5,178,324)	(9,921)
Net income / (loss)	$(4,945,229)	$302,485

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

ANDINA GOLD CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

The Company assessed certain accounting matters that require consideration of forecasted financial information, including, but not limited to, the carrying value of the Company’s goodwill, intangible assets, and other long-lived assets, and valuation allowances in context with the information reasonably available to the Company and the unknown future impacts of COVID-19 as of December 31, 2020 and through the date of this report. The Company’s future assessment of the magnitude and duration of COVID-19, as well as other factors, could result in material impacts to the Consolidated Financial Statements in future reporting periods.

Our financial statements for the year ended December 31, 2020 have been prepared on a going concern basis and contain an additional explanatory paragraph which identifies issues that raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

ANDINA GOLD CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The continuation of our company as a going concern is dependent upon the continued financial support from its shareholders, the ability of our company to obtain necessary equity or debt financing to continue operations, the sale of assets, and ultimately the attainment of profitable operations. For the year ended December 31, 2020, our company used $3,749,621 of cash for operating activities, incurred a net loss of $11,815,907 and has an accumulated deficit of $15,729,194 since inception. These factors raise substantial doubt regarding our company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should our company be unable to continue as a going concern.

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

5. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements have been prepared in accordance with GAAP. The consolidated financial statements include the accounts of the Andina Gold, General Extract, and CMI, a VIE for which the Company is deemed to be the primary beneficiary. All significant intercompany balances and transactions have been eliminated in consolidation. The Company operates as one segment from its corporate headquarters in Colorado.

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

Reclassifications

Certain items in the consolidated financial statements were reclassified from prior periods for presentation purposes.

Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturities of three months or less at the time of issuance to be cash equivalents.

ANDINA GOLD CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

Accounts Receivable, net

Accounts receivable, net is comprised of balances due from customers and are recorded at the invoiced amount. Past due balances are determined based on the contractual terms of the arrangements. Accounts receivable are accrued against when management determines, after considering economic and business conditions and all means of collection efforts have been exhausted and the potential for recovery is considered remote, that the collection of receivables is doubtful. Accounts receivable amounts, net of allowance for doubtful accounts, were $606,043 and $113,599 as of December 31, 2020 and 2019, respectively. This includes $66,043 and $113,599, respectively, related to the VIE, which is classified as held for sale. Uncollectible accounts previously recorded as receivables are recognized as bad debt expense, with a corresponding decrease to accounts receivable. Bad debt expense was $188,548 and $15,615 for the years ended December 31, 2020 and 2019, respectively. This amount includes $4,548 and $15,615, respectively, related to the VIE, which is classified as discontinued operations.

ANDINA GOLD CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Inventory, net

Inventory, net is comprised of work-in-process and finished goods consisting of cannabis and cannabidiol products. Cost includes expenditures directly related to the manufacturing process as well as suitable portions of related production overheads, based on normal operating capacity. Inventory, net is stated at the lower of cost or net realizable value. The Company compares the cost of inventory with market value and writes down inventories to net realizable value, if lower. In evaluating whether inventories are stated at lower of cost or net realizable value, management considers such factors as inventories on hand, physical deterioration, obsolescence, changes in price levels, estimated time to sell such inventories and current market conditions. Due to changing market conditions, management conducted a thorough review of its inventory. As a result, a provision for inventory losses of $400,787 and $163,800 was charged against cost of goods sold during the years ended December 31, 2020 and 2019, respectively, due to a write down of inventory to its net realizable value. This was based on the Company’s best estimates of product sales prices and customer demand patterns. It is at least reasonably possible that the estimates used by the Company to determine its provision for inventory losses will be materially different from the actual amounts or results. These differences could result in materially higher than expected inventory provisions, which could have a materially adverse effect on the Company’s results of operations and financial conditions in the near term.

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

Retail customer loyalty liabilities are recognized in the period in which they are incurred and will often be retired without being utilized. Shipping and handling costs are expensed as incurred and are included in cost of sales, which were not material for the years ended December 31, 2020 and 2019.

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

ANDINA GOLD CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Other Expense, net

Other expense, net consisted of interest expense, loss on impairment of goodwill, other income and (loss) gain on foreign exchange.

Stock-Based Compensation

We account for stock-based compensation under the provisions of Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 718, Compensation – Stock Compensation. The fair value of restricted stock units (“RSUs”) granted is measured on the grant date using the closing price of the Company’s common shares on the grant date. The fair value of stock options is measured on the grant date using the Black-Scholes model. The Company accounts for forfeitures as they occur, rather than estimating expected forfeitures over the course of a vesting period. All stock-based compensation costs are recorded in general and administrative expenses in the consolidated statements of operations.

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

Estimated Useful Life
Computer equipment	3 – 5 years
Furniture and fixtures	5 – 7 years
Machinery and equipment	5 – 8 years
Leasehold improvements	Shorter of lease term or 15 years

Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price of an acquired entity over the fair value of identifiable tangible and intangible assets acquired and liabilities assumed in a business combination.

Indefinite-lived intangible assets established in connection with business combinations consist of trademarks, trade names and developed manufacturing processes. Intangible assets with indefinite lives are recorded at their estimated fair value at the date of acquisition.

Intangible assets with finite lives are recorded at their estimated fair value at the date of acquisition and are amortized over their estimated useful lives using the straight-line method. Amortization of assets ceases upon designation as held for sale. The estimated useful lives of intangible assets are detailed in the table below:

Estimated Useful Life
Customer relationships	6 years
Trademark/trade name	Indefinite
Developed manufacturing process	Indefinite

ANDINA GOLD CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Impairment of Goodwill and Intangible Assets

Goodwill

Goodwill is not amortized, but instead is tested annually at December 31 for impairment and upon the occurrence of certain events or substantive changes in circumstances.

We account for the impairment of goodwill under the provisions of Financial Accounting Standards Board (FASB) Accounting Standard Update 2017-04 (“ASU 2017-04”), “Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment” and FASB Accounting Standards Codification (ASC) 350-20-35, Intangibles – Goodwill and Other - Goodwill.

The Company performs impairment testing for goodwill by performing the following steps: 1) evaluate the relevant events or circumstances to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, 2) if yes to step 1, calculate the fair value of the reporting unit and compare it with its carrying amount, including goodwill, 3) recognize impairment, limited to the total amount of goodwill allocated to that reporting unit, equal to the excess of the carrying value of a reporting unit over its fair value.

As of December 31, 2020, management concluded that the goodwill resulting from the CMI transaction (Note 7) was impaired. See Note 11.

Indefinite-Lived Intangible Assets

Indefinite-lived intangible assets are not amortized, but instead are tested annually at December 31 for impairment and upon the occurrence of certain events or substantive changes in circumstances.

We account for the impairment of indefinite-lived intangible assets under the provisions of Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 350-30-35, Intangibles – Goodwill and Other – General Intangibles Other Than Goodwill. Following this guidance, the Company compares the estimated fair value of the indefinite-lived intangible assets to its carrying value. If the carrying value exceeds the fair value, the Company recognizes impairment equal to that excess.

As of December 31, 2020, management concluded that indefinite-lived intangible assets were impaired. See Note 11.

Intangible Assets Subject to Amortization

Intangible assets subject to amortization are tested annually at December 31 for impairment and upon the occurrence of certain events or substantive changes in circumstances.

We account for the impairment of intangible assets subject to amortization under the provisions of Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 360-10-35, Property, Plant, and Equipment. Following this guidance, the Company compares the estimated fair value of the intangible assets subject to amortization to its carrying value. If the carrying value exceeds the fair value, the Company recognizes impairment equal to that excess.

As of December 31, 2020, management concluded that intangible assets subject to amortization were impaired. See Note 11.

Contingencies

An initial right-of-use (“ROU”) asset and corresponding liability of $1,411,461 was recognized upon the CMI Transaction. The Company adopted ASU Topic 842 January 1, 2019, but had no reportable operating leases at that point in time.

ANDINA GOLD CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

Comprehensive Loss

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive income (loss) and its components in the consolidated financial statements. The Company’s only component of comprehensive loss was foreign currency translation adjustments for the year ended December 31, 2019 pertaining to the Company’s former subsidiary Devco. The Company had no comprehensive loss for the year ended December 31, 2020.

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

ANDINA GOLD CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Net Loss per Share

The Company follows ASC 260, Earnings Per Share, which requires presentation of basic and diluted earnings per share (“EPS”) on the face of the income statement for all entities with complex capital structures. Net earnings or loss per share is computed by dividing net income or loss by the weighted-average number of common shares outstanding during the period, excluding shares subject to redemption or forfeiture. The Company presents basic and diluted net earnings or loss per share. Diluted net earnings or loss per share reflect the actual weighted average of common shares issued and outstanding during the period, adjusted for potentially dilutive securities outstanding. Potentially dilutive securities are excluded from the computation of the diluted net loss per share if their inclusion would be anti-dilutive. There were 2,453,172 unvested RSU’s considered potentially dilutive securities outstanding as of December 31, 2020 and no potentially dilutive items outstanding as of December 31, 2019. Diluted net loss per share is the same as basic net loss per share for each period.

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

Recent Accounting Pronouncements

In August 2020, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging— Contracts in Entity’s Own Equity (Subtopic 815-40). ASU 2020-06 reduces the number of accounting models for convertible debt instruments and convertible preferred stock. The accounting model for beneficial conversion features is removed. The ASU is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company determined that this update will impact its financial statements.

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

In January 2017, the FASB issued ASU 2017-04, Intangibles-Goodwill and Other (ASC 350), which simplifies the test for goodwill impairment. The ASU is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2019. Early adoption is permitted. The Company adopted this new standard on January 1, 2020.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (ASC 842). In July 2018, the FASB issued ASU No. 2018-10, Codification Improvements to Topic 842, Leases (ASU 2018- 10), which provides narrow amendments to clarify how to apply certain aspects of the new lease standard, and ASU No. 2018-11, Leases (Topic 842)-Targeted Improvements (ASU 2018-11), which addressed implementation issues related to the new lease standard. Under ASC 842, leases are classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The standard also requires disclosures to help investors and other financial statement users better understand the amount, timing and uncertainty of cash flows arising from leases. ASU 2016-02 was effective for annual reporting periods beginning after December 15, 2018 and interim periods within that reporting period. The Company adopted ASC 842 on January 1, 2019 and used the modified retrospective approach with the effective date as the date of initial application. Prior period results continue to be presented under ASC 840 based on the accounting standards originally in effect for such periods.

ANDINA GOLD CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

6. REVENUE RECOGNITION

Disaggregated Revenue

	For the Years Ended December 31,
	2020	2019
Types of Revenues:
Medical retail (amounts related to VIE discontinued operations of $4,698,428 and $2,324,024, respectively)	$4,709,628	$2,337,024
Medical wholesale (amounts related to VIE discontinued operations of $1,319,944 and $374,458, respectively)	1,320,644	379,706
Recreational wholesale (amounts related to VIE discontinued operations of $837,414 and $753,405, respectively)	1,606,969	753,405
Other revenues (amounts related to VIE discontinued operations of $4,496 and $8,679, respectively)	4,496	8,679
Total revenues	$7,641,737	$3,478,814

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

ANDINA GOLD CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Unaudited Pro Forma Results

CMI contributed a net loss of $4,945,229 for the year ended December 31, 2020 and contributed net income of $302,485 for the year ended December 31, 2019. CMI is included in discontinued operations in the Company’s consolidated statements of operations.

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

	For the Years Ended December 31,
	2020	2019
Net Sales	$7,641,737	$6,798,227
Net loss	$(11,815,907)	$(2,459,275)
Net loss per common share	$(0.12)	$(0.02)

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

The accompanying consolidated balance sheets include the following carrying amounts of assets and liabilities related to these Devco discontinued operations:

	As of December 31, 2020	As of December 31, 2019	As of July 1, 2019*
Assets
Cash	$-	$-	$18,472
Prepaid expenses and advances	-	-	29,980
Current assets held for sale	-	-	48,452
Property and equipment, net	-	-	456,762
Total assets held for sale	-	-	505,214

Liabilities
Accounts payable and accrued liabilities	-	-	23,123
Total liabilities held for sale	-	-	23,123
Net assets	$-	$-	$482,091

*	- Date of Devco disposition

ANDINA GOLD CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The consolidated statements of operations include the following operating results related to these Devco discontinued operations:

	Year Ended December 31,
	2020	2019
Selling, marketing and administrative	$-	$19,716
Impairment loss	-	903
Interest expense	-	310
Net loss from discontinued operations, before taxes	-	(20,929)
Income taxes	-	1,350
Net loss from discontinued operations, net of tax	$-	$(22,279)

Foreign currency translation adjustments	-	(5,370)
Comprehensive loss from discontinued operations, net of tax	$-	$(27,649)

For the year ended December 31, 2019, statements of cash flows include non-cash impairment charges of $903 and depreciation expense of $368 related to these Devco discontinued operations.

In June 2020, the Company’s board of directors adopted a plan to exit the cultivation, manufacturing of infused products and retail distribution businesses through the sale of Good Meds. The Company determined that the intended sale represented a strategic shift that will have a major effect on the Company’s operations and financial results and therefore, for financial statement reporting purposes classified Good Meds and its consolidated VIE CMI as held for sale at December 31, 2020 and December 31, 2019.

The accompanying consolidated balance sheets include the following carrying amounts of assets and liabilities related to these CMI discontinued operations:

	December 31, 2020	December 31, 2019
Assets
Accounts receivable, net	$66,043	$113,599
Prepaid expenses	7,601	11,588
Inventory, net	791,868	768,633
Property and equipment, net	2,714,771	2,152,626
Goodwill	-	4,663,514
Intangible assets, net	2,481,128	2,869,247
Security deposits	11,522	15,608
Right of use asset, net	794,907	1,243,732
Total current assets held for sale	6,867,840	11,838,547

Total assets held for sale	$6,867,840	$11,838,547

Liabilities
Accounts payable and accrued expenses	211,463	337,386
Taxes payable	22,645	24,865
Notes payable, related parties	458,599	307,450
Right of use liability	771,578	1,243,732
Total liabilities held for sale	1,464,285	1,913,433
Net assets	$5,403,555	$9,925,114

ANDINA GOLD CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The consolidated statements of operations include the following operating results related to these CMI discontinued operations:

	Year Ended December 31,
	2020	2019
Net sales	$6,860,282	$3,460,566
Cost of goods sold, inclusive of depreciation	4,901,237	2,237,004
Gross profit	1,959,045	1,223,562

Operating expenses:
Personnel costs	402,389	266,165
Sales and marketing	908,502	414,210
General and administrative	231,376	132,894
Legal and professional fees	156,782	81,234
Amortization expense	26,901	16,653
Total operating expenses	1,725,950	911,156
Gain from operations	233,095	312,406

Other income (expenses):
Interest expense	(153,592)	(13,013)
Goodwill impairment	(4,663,514)	-
Intangibles impairment	(361,218)	-
Other income	-	3,092
Total other income (expenses)	(5,178,324)	(9,921)
Net gain / (loss) from discontinued operations, before taxes	(4,945,229)	302,485
Income taxes	-	-
Net gain / (loss) from discontinued operations	$(4,945,229)	$302,485

9. INVENTORY, NET

Inventory, net consisted of the following:

	December 31, 2020	December 31, 2019
Finished goods (amounts related to VIE discontinued operations of $431,466 and $416,871, respectively)	$431,466	$920,671
Work-in-process inventory grow (amounts related to VIE discontinued operations of $360,402 and $351,762, respectively)	360,402	351,762
Provision for inventory losses (amounts related to VIE discontinued operations of $0 and $0, respectively)	-	(163,800)
	$791,868	$1,108,633

The Company re-negotiated the purchase price of General Extract’s cannabidiol finished goods inventory, resulting in a $240,000 reduction in cost as of December 31, 2019 and resulting in an additional $220,800 reduction in cost as of December 31, 2020. All remaining cannabidiol finished goods inventory was sold in 2020 Q2.

ANDINA GOLD CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

10. PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of the following. All property and equipment is owned by CMI and classified as held for sale.

	December 31, 2020	December 31, 2019
Leasehold improvements	$2,770,385	$2,223,609
Machinery and equipment	1,065,885	888,786
Furniture and fixtures	43,331	43,331
Construction in progress	227,995	258,615
	4,107,596	3,414,341
Less: Accumulated depreciation	(1,392,825)	(1,261,715)
	$2,714,771	$2,152,626

Depreciation expense for the years ended December 31, 2020 and 2019 was $131,110 and $129,067, respectively. Depreciation expense was recorded in cost of goods sold and general and administrative expense and is included in discontinued operations.

11. GOODWILL AND INTANGIBLE ASSETS

The Company tests goodwill and intangible assets for impairment annually as of December 31st, or more frequently whenever events or changes in circumstances indicate that the asset might be impaired. As the Company marketed CMI for sale, management determined it was more likely than not that the fair value was less than the carrying value. Therefore, the Company recorded an impairment loss of $4,663,514 related to goodwill in accordance with ASC 350-20-35, Intangibles – Goodwill and Other - Goodwill. Additionally, the Company recorded an impairment loss of $334,195 related to indefinite-lived intangible assets in accordance with ASC 350-30-35 Intangibles – Goodwill and Other – General Intangibles Other Than Goodwill and an impairment loss of $27,023 related to intangible assets subject to amortization in accordance with ASC 360-10-35, Property, Plant, and Equipment. The fair value of CMI was the expected sales price, which management determined based on offers received and sales negotiations.

The carrying value of goodwill was $0 and $4,663,514 as of December 31, 2020 and 2019, respectively. Goodwill is classified as held for sale as Of December 31, 2019.

The following tables summarize information relating to the Company’s identifiable intangible assets, which are classified as held for sale, as of December 31, 2020 and 2019:

	December 31, 2020
	Estimated Useful Life (Years)	Gross Amount	Accumulated Amortization	Impairment	Carrying Value
Amortized
Customer relationships	6 years	$215,900	$(43,554)	$(27,023)	$145,323
Total amortized		215,900	(43,554)	(27,023)	145,323

Indefinite-lived
Trademark/trade name	Indefinite	1,340,000	-	(167,723)	1,172,277
Developed manufacturing process	Indefinite	1,330,000	-	(166,472)	1,163,528
Total indefinite-lived		2,670,000	-	(334,195)	2,335,805

Total identifiable intangible assets		$2,885,900	$(43,554)	$(361,218)	$2,481,128

ANDINA GOLD CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2019
	Estimated Useful Life (Years)	Gross Amount	Accumulated Amortization	Impairment	Carrying Value
Amortized
Customer relationships	6 years	$215,900	$(16,653)	$-	$199,247
Total amortized		215,900	(16,653)	-	199,247

Indefinite-lived
Trademark/trade name	Indefinite	1,340,000	-	-	1,340,000
Developed manufacturing process	Indefinite	1,330,000	-	-	1,330,000
Total indefinite-lived		2,670,000	-	-	2,670,000

Total identifiable intangible assets		$2,885,900	$(16,653)	$-	$2,869,247

Amortization expense, which is included in discontinued operations, was $26,901 and $16,653 for the years ended December 31, 2020 and 2019, respectively. Amortization of intangible assets with a finite useful life ceased upon held-for-sale classification.

12. DEBT

On July 27, 2020, the Company entered into a subscription agreement consisting of 1) a convertible note and 2) warrants. The 1) convertible note has a face value of $250,000, matures August 1, 2022, and accrues interest at 8% per annum. The note is convertible into 2,500,000 shares of the Company’s common stock at a conversion price of $0.10 per share. The beneficial conversion feature is accounted for in accordance with ASC 470-20 Debt with Conversion and Other Options and the resulting debt discount is amortized over the life of the note. As of December 31, 2020, the net carrying amount is $52,083, which consists of the $250,000 convertible note and $197,917 unamortized debt discount. The 2) warrants are exercisable to purchase an additional 2,500,000 shares of common stock at $0.25 per share.

On August 26, 2020, the Company entered into a $600,000 loan agreement, which accrues interest at 84% per annum. The loan is repaid on a weekly basis up to the maturity date of April 7, 2021. The loan balance as of December 31, 2020 is $412,560.

The Company underwent a capital raise in 2020 and issued 3,535,665 subscription units, each containing one share of common stock and one warrant share. The warrants have an exercise price of $0.30 and expire November 1, 2022. The fair value of the warrants is $0 as of December 31, 2020. No warrants were exercised during the year ended December 31, 2020.

13. RELATED PARTY TRANSACTIONS

In conjunction with the CMI Transaction, the Company assumed a note payable in which the note holder, John Knapp (“Knapp”) is a significant shareholder in the Company. Additionally, Knapp is a former executive and board director, as well as current shareholder in PharmaCielo Ltd. (“PharmaCielo”), a supplier of naturally grown and processed medicinal-grade cannabis oil extracts. Effective February 25, 2020, Knapp resigned as a director of Andina Gold, at which time 200,000 Restricted Stock Units were deemed to have vested and were converted into 200,000 common shares. Refer to Note 2 for additional details on the relationship of CMI as a VIE. On August 6, 2020, the Company formalized the terms of a note payable to John Knapp. The note bears interest on an annual basis of 25% and is convertible into shares of common stock at a price of $0.25 per share. The note matures on January 31, 2021. The outstanding balance of the notes payable, related party was $458,599 and $307,450 as of December 31, 2020 and 2019, respectively.

ANDINA GOLD CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

14. SHAREHOLDERS’ EQUITY

From June to August 2019, the Company completed a private placement for the sale of its common stock. The Company issued 14,325,005 shares of common stock for gross proceeds of $7,162,503, or $0.50 per share, minus equity issuance costs of $72,096.

In July 2019, the Company issued 13,553,233 shares of common stock in connection with the CMI Transaction (refer to Note 7).

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

From October to December 2020, the Company issued 3,535,665 shares of common stock in order to raise capital.

Stock Incentive Plan

The Company adopted its 2019 Omnibus Stock Incentive Plan (the “2019 Plan”), which provides for the issuance of stock options, stock grants and RSUs to employees, directors and consultants. The primary purpose of the 2019 Plan is to enhance the ability to attract, motivate, and retain the services of qualified employees, officers and directors. Any RSUs or stock options granted under the 2019 Plan will be at the discretion of the Compensation Committee of the Board of Directors. For the year ended December 31, 2020, the total stock compensation expense was $1,440,284 and consisted of $734,752 related to RSUs, $150,000 related to a separation agreement, and $555,532 related to stock options. Expenses for stock-based compensation is included on the accompanying consolidated statements of operations in general and administrative expense. No cash was used to settle equity instruments granted under share-based payment arrangements.

ANDINA GOLD CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Restricted Stock Unit Awards

A summary of the Company’s RSU award activity for the year ended December 31, 2020 is as follows:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2019	-	$-
Granted	6,603,962	0.44
Vested	(1,367,895)	0.23
Forfeited	(2,782,895)	0.57
Outstanding at December 31, 2020	2,453,172	$0.42

The requisite service period for RSUs is two years. RSUs will be converted to common stock within 74 days following fulfillment of the service period. The fair value of RSUs is calculated using the grant date stock price. The total fair value of RSUs vested during the years ending December 31, 2020 and 2019 was $309,790 and $0, respectively. As of December 31, 2020 and 2019, there was $600,241 and $0, respectively, of unrecognized stock-based compensation cost related to non-vested RSU’s. The weighted-average period over which the $600,241 is expected to be recognized is 1.19 years.

Stock-based compensation expense relating to RSU’s was $734,752 and $0 for the years ending December 31, 2020 and 2019, respectively. Stock-based compensation relating to RSU’s for the year ending December 31, 2020 consisted of equity awards forfeited, granted and vested to employees, directors and consultants of the Company in the amount of $145,183, $518,043, and $71,526, respectively.

Stock Options

A summary of the Company’s stock options activity for the year ended December 31, 2020 is as follows:

	Stock Option Shares	Weighted Average Exercise Price
Outstanding at December 31, 2019	-	$-
Granted	3,500,000	0.16
Exercised	-	-
Forfeited	-	-
Expired	-	-
Outstanding at December 31, 2020	3,500,000	$0.16

On October 29, 2020, the Company awarded stock options for 3,500,000 shares at an exercise price of $0.16 per share. These options vested immediately, expire October 29, 2030, and were exercisable at the end of the year. As of December 31, 2020, the aggregate intrinsic value was $140,000 and the weighted average remaining contractual term was zero years for the share options outstanding and exercisable.

The fair value of the options was calculated using the Black-Scholes model and was $555,532 as of the grant date. The following assumptions were used to estimate fair value:

Expected term	5 years
Expected volatility	237.0%
Expected dividends	0.0%
Risk-free rate	0.4%
Discount for post-vesting restrictions	-

ANDINA GOLD CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

15. INCOME TAXES

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

The provision (benefit) for income taxes for the years ended December 31, 2020 and 2019 consists of:

	2020	2019
Current (benefit) provision
Federal	$-	$-
State	-	-
Total Current	-	-

Deferred (benefit) provision
Federal	$3,724	$1,707
State	6,511	2,984
Total Deferred	$10,235	$4,691

Total Provision	$10,235	$4,691

The statutory federal income tax rate (21 percent) for the years ended December 31, 2020 and 2019 is reconciled to the effective income tax rate as follows:

	2020		2019
	Tax	Percentage	Tax	Percentage
Income Taxes At Statutory Federal Income Tax Rate	$(2,517,221)	21.00%	$(638,414)	21.00%
State Taxes, Net Of Federal Income Tax Benefit	6,511	(0.05)	2,984	(0.10)
Meals & Entertainment	261	0.00	1,250	(0.04)
Penalties and Fines	-	0.00	-	0.00
Return to Provision Adjustment - Permanent Items	-	0.00	-	0.00
Deferred Only Adjustment	(228,539)	1.91	64,018	(2.11)
Change in Valuation Allowance	200,791	(1.68)	242,204	(7.97)
Section 280E Expense Disallowance	2,548,431	(21.26)	324,745	(10.68)
Other	-	0.00	7,904	(0.26)
Effective tax	$10,235	(0.09)%	$4,691	(0.16)%

Deferred tax assets and liabilities by type at December 31, 2020 and 2019 are as follows:

Deferred Tax Assets (Liabilities):	2020	2019
Stock Compensation	$62,606	$-
Fixed Assets - Depreciation - COGS	-	(60,244)
Fixed Assets - Depreciation - Non COGS	-	456
Trademark/Trade Name	(4,765)	(1,498)
Developed Manufacturing Process - Extraction	(31,884)	(10,021)
Customer Relationships	1,158	368
Cannabis Licenses	-	1,257
Goodwill - CMI	168,688	10,567
IPR&D	105,985	113,836
NOL - Federal Pre-2018	43,367	43,368
NOL - Federal Post-2017	377,529	295,034
NOL - State	294,183	119,215
Deferred Tax Assets (Liabilities)	$1,016,867	$512,338

Valuation Allowance	(1,031,792)	(517,029)

Net Deferred Tax Assets (Liabilities)	$(14,926)	$(4,691)

ANDINA GOLD CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

At December 31, 2020 and 2019, the Company had federal net operating loss carryforwards of approximately $2,004,266 and $1,094,388 that may be offset against future taxable income from the years 2021 through 2040. State net operating losses were approximately $8,042,840 and $2,057,792 at December 31, 2020 and 2019.  However, as a result of the 2017 Tax Cuts and Jobs Act (“TCJA”) and the 2020 Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), any federal net operating losses generated in years beginning after December 31, 2017 and before January 1, 2021 can be carried forward indefinitely to offset taxable income in future periods. The amount of NOLs with no expiration totaled $1,797,757 as of December 31, 2020. The deferred tax assets before valuation allowance for the net operating losses were $715,079 and $325,097 as of December 31, 2020 and 2019.

Management assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing deferred tax assets. On the basis of this evaluation, as of December 31, 2020, the Company has recorded a full valuation allowance against its net deferred tax assets. The valuation allowance is estimated to be approximately $1,031,792 and $384,510 for the years ended December 31, 2020 and 2019, respectively. However, because deferred tax liabilities related to indefinite lived intangibles cannot be used as a source of income to recognize deferred tax assets with definite lives, the recorded valuation allowance exceeded the net deferred assets resulting in an overall net deferred tax liability, as reflected in the table above.

The Company has adopted the provisions of ASC 740 which prescribe the procedures for recognition and measurement of tax positions taken or expected to be taken in income tax returns. As of December 31, 2020, the Company does not have an accrual relating to uncertain tax positions. It is not anticipated that unrecognized tax benefits would significantly increase or decrease within 12 months of the reporting date.

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

Variable lease payments not dependent on a rate or index associated with the Company’s leases are recognized when the event, activity, or circumstance in the lease agreement on which those payments are assessed as probable. Management determined that there were no variable lease costs during the years ended December 31, 2020 and 2019.

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

ANDINA GOLD CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

Operating Leases

The Company adopted ASU Topic 842 January 1, 2019, but had no reportable operating leases at that point in time. Upon the CMI transaction, an initial right-of-use (“ROU”) asset of $1,411,461 was recognized. The present value of this lease liability decreased by $472,154 for the year ended December 31, 2020 and decreased by $167,729 for the period from the acquisition to December 31, 2019. This activity is included in operating activities from discontinued operations line item of the statement of cash flows. Operating lease cost was $627,132 for the year ended December 31, 2020 and was $252,290 for the period from the acquisition to December 31, 2019 and. The CMI transaction ROU leases consist of the following:

The Company leases its Englewood retail location from an unrelated third party. The lease expires in May 2022 and lease payments increase approximately 5% of base rent annually. The Company has the option to extend the lease for an additional five years. The rent during the extended lease term will be determined at the time of renewal.

The Company leases its production facility location from an unrelated third party. The lease expires in April 2022 and lease payments increase approximately 5% of base rent annually. The Company has the option to extend the lease for an additional five-year term, commencing May 1, 2022 through April 30, 2027. Rent shall increase at the rate of 4% per year compounded during the extended lease term.

The Company leases its Lakewood retail location from an unrelated third party. The lease expires in March 2021 and lease payments increase approximately 5% of base rent annually.

Future minimum lease commitments under operating leases as of December 31, 2020 are as follows:

Years Ending December 31,
2021	$638,586
2022	218,168
Total undiscounted operating lease payments	856,754
Less: imputed interest	(85,176)
Present value of operating lease liability	$771,578

Weighted-average remaining lease term (years)	1.25
Weighted-average remaining discount rate	15%

There are no other leases that meet the reporting standards of ASU Topic 842 as the Company does not have any other leases with a term exceeding twelve months. Lease payments for leases with terms less than twelve months are not accounted for under ASU Topic 842 and were $73,777 and $23,322 for the years ended December 31, 2020 and 2019, respectively. The Company does not have any leases that have not yet commenced which are significant.

ANDINA GOLD CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Legal Proceedings

Legal proceedings covering a dispute arising from a past employment agreements is pending against our principal business partner, CMI. In Gaudio v. Critical Mass Industries, LLC et al, the defendant CMI has recently filed an ex-parte application for a Scheduling Order re: motion to set aside entry of default. On March 14, 2021, Plaintiff filed an opposition to CMI’s ex parte application. On March 15, 2021, the court issued an order granting CMI’s ex parte application. CMI’s motion to set aside a default judgment will be heard on April 26, 2021. It is possible that there could be adverse developments in the Gaudio case. An unfavorable outcome or settlement of pending litigation would have a significant impact on our ability to collect receivables from CMI, to complete any of the pending transactions involving our Colorado assets and agreements, and could encourage the commencement of additional litigation against CMI or the Company. We and our subsidiaries will record provisions in the consolidated financial statements for pending litigation when we determine that an unfavorable outcome is probable and the amount of the loss can be reasonably estimated. At the present time, while it is reasonably possible that an unfavorable outcome in the Gaudio case may occur, (i) management is unable to estimate the possible loss or range of loss that our Company would undergo that could result from an unfavorable outcome or settlement in Gaudio; and (iii) accordingly, management has not provided any amounts in the consolidated financial statements for an unfavorable outcome in this case, if applicable. Any applicable legal advice costs are expensed as incurred.

It is possible that our consolidated results of operations, cash flows or financial position could be materially affected in a particular fiscal quarter or fiscal year by an unfavorable outcome or settlement of certain pending litigation. Nevertheless, although litigation is subject to uncertainty, we and each of our subsidiaries named as a defendant believe, and each has been so advised by counsel handling the respective cases, that we have valid defenses to the litigation pending against us, as well as valid bases for appeal of adverse verdicts, if any. All such cases are, and will continue to be, vigorously defended. However, we and our subsidiaries may enter into settlement discussions in particular cases if we believe it is in our best interests to do so.

17. SUBSEQUENT EVENTS

On February 25, 2021, the board of directors determined that further efforts in the strategy to enter the gold exploration business in Colombia were inadvisable due to restricted travel as a result of Covid-19, local pandemic-related restrictions and the demise of our local expert.

On February 25, 2021 the Company entered into a non-binding letter of intent (“LOI”) with CryoCann USA Corporation (“CryoCann”), a California company headquartered in Santa Ana, California, for a proposed asset purchase transaction (the “Proposed Transaction”). CryoCann is a designer and seller of equipment developed on the basis of patented technology for cannabis varieties (including hemp) harvesting, drying, refinement, and extraction. The purchase would include all assets of CryoCann.

On February 26, 2021, Carlos Hernandez Nunez resigned from the board of directors. His resignation was not the result of any disagreements with the Company.

On March 19, 2021, Gary Artmont resigned from the board of directors. His resignation was not the result of any disagreements with the Company.

On March29, 2021, the Company entered into an employment agreement with Christian Noel effective April 1, 2021, to serve as our Chief Executive Officer, replacing Christopher Hansen, whose term ends on March 31, 2021. Mr. Noel will also serve on the board of directors as a director, replacing Mr. Hernandez.

The Company raised, as of the date of this filing, via a unit offering of convertible notes and warrants, $500,000 to 2 investors. The convertible notes mature on March 31, 2022 and may be prepaid at any after six months. The note holders may convert at any time at a conversion price of $0.20 per share. The warrants expire two years from issuance and are exercisable at a price of $0.40 per share. The offering has been extended to April 15, 2021.