Form 10-Q
period 2021-03-31
Andina Gold Corp.
filed 2021-05-14
CIK 1533030

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) ☐ Yes ☒ No

As of May 14, 2021, the registrant had 104,497,636 shares of its common stock, par value $0.001 per share, outstanding.

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered

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

Any forward-looking statements in this Quarterly Report on Form 10-Q reflect our current views with respect to future events or to our future financial performance. A more detailed description of risk factors that may affect our operating results can be found in Part II, Item 1A, “Risk Factors” in this Quarterly Report on Form 10-Q and Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 filed with the SEC on March 30, 2021, and our other filings with the SEC. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future.

i

ANDINA GOLD CORP.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents (Note 2)	$661,391	$329,839
Accounts receivable, net (Note 2)	540,000	540,000
Prepaid expenses	30,237	60,475
Assets held for sale, current	6,979,433	6,867,840
Total current assets	8,211,061	7,798,154

Total assets	$8,211,061	$7,798,154

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses (Note 2)	$2,439,083	$2,248,235
Loans payable	549,338	412,560
Notes payable, current	725,000	-
Taxes payable	771	771
Liabilities held for sale, current	1,479,426	1,464,285
Total current liabilities	4,693,618	4,125,851
Notes payable	83,333	52,083
Deferred tax liability	14,926	14,926
Total liabilities	4,791,877	4,192,860

Commitments and contingencies (Note 16)

Shareholders’ equity:
Preferred stock, $0.001 par value, 100,000 shares authorized, no shares issued and outstanding respectively	-	-
Common stock, $0.001 par value, 500,000,000 shares authorized, 98,497,636 and 97,005,817 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	98,498	97,006
Additional paid-in capital	19,596,807	19,138,947
Common stock to be issued	-	98,535
Accumulated deficit	(16,776,121)	(15,729,194)
Total shareholders’ equity	3,419,184	3,605,294
Total liabilities and shareholders’ equity	$8,211,061	$7,798,154

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ANDINA GOLD CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended March 31,
	2021	2020

Net sales	$-	$11,900
Cost of goods sold, inclusive of provision for inventory loss of $0 and $400,787 for the three months ended March 31, 2021 and 2020, respectively	-	433,584
Gross profit	-	(421,684)

Operating expenses:
Personnel costs	373,714	729,112
Sales and marketing	-	14,617
General and administrative	396,470	1,580,708
Legal and professional fees	225,520	683,754
Total operating expenses	995,704	3,008,191
Loss from operations	(995,704)	(3,429,875)

Other income (expenses):
Interest expense	(202,609)	-
Gain on foreign exchange	34,770	-
Total other expenses	(167,839)	-
Net loss from continuing operations, before taxes	(1,163,543)	(3,429,875)
Income taxes	-	-
Net loss from continuing operations	(1,163,543)	(3,429,875)
Net gain / (loss) from discontinued operations, net of tax	116,616	(167,434)
Net loss	$(1,046,927)	$(3,597,309)

Comprehensive loss from discontinued operations	-	-
Comprehensive loss	$(1,046,927)	$(3,597,309)

Net loss per common share:
Loss from continuing operations - basic and diluted	$(0.01)	$(0.03)

Gain / (loss) from discontinued operations - basic and diluted	$0.00	$(0.00)

Loss per common share - basic and diluted	$(0.01)	$(0.03)

Weighted average common shares outstanding—basic and diluted	98,257,687	106,679,620

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ANDINA GOLD CORP.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(UNAUDITED)

	Common Stock		Additional Paid-In	Common Stock to	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Be Issued	Deficit	Equity
Balance at December 31, 2019 (Revised)	106,216,708	$106,216	$16,894,103	$-	$(3,913,287)	$13,087,032

Issuance of common stock pursuant to separation agreement	1,175,549	1,176	763,049	-	-	764,225

Issuance of common stock pursuant to accelerated vesting of RSU’s	600,000	600	389,460	-	-	390,060

Stock-based compensation	-	-	159,529	-	-	159,529

Net loss	-	-	-	-	(3,597,309)	(3,597,309)

Balance at March 31, 2020	107,992,257	$107,992	$18,206,141	$-	$(7,510,596)	$10,803,537

Balance at December 31, 2020	97,005,817	$97,006	$19,138,947	$98,535	$(15,729,194)	$3,605,294

Share issuance	1,491,819	1,492	207,043	(98,535)	-	110,000

Stock-based compensation	-	-	250,817	-	-	250,817

Net loss	-	-	-	-	(1,046,927)	(1,046,927)

Balance at March 31, 2021	98,497,636	$98,498	$19,596,807	$-	$(16,776,121)	$2,919,184

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ANDINA GOLD CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended March 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,163,543)	$(3,429,875)
Adjustments to reconcile net loss to net cash used in operating activities from continuing operations:
Amortization of debt discount	31,250	-
Provision for inventory loss	-	400,787
Stock-based compensation expense	250,817	1,313,814
Change in operating assets and liabilities:
Accounts receivable	-	(11,900)
Prepaid expenses	30,238	(200,729)
Inventory, net	-	(368,787)
Accounts payable and accrued expenses	190,848	866,085
Net cash used in operating activities from continuing operations	(660,390)	(1,430,605)
Net cash provided by / (used in) operating activities from disc ops	194,167	(169,826)
Net cash used in operating activities	(466,223)	(1,600,431)
CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash used in investing activities from continuing operations	-	-
Net cash used in investing activities from discontinued operations	(174,003)	(266,527)
Net cash used in investing activities	(174,003)	(266,527)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	110,000	-
Proceeds from loans payable, net of repayment	136,778	-
Proceeds from notes payable	725,000	-
Net cash provided by financing activities from continuing operations	971,778	-
Net cash provided by financing activities from discontinued operations	-	-
Net cash provided by financing activities	971,778	-
Net increase / (decrease) in cash from continuing operations	311,388	(1,430,605)
Net increase / (decrease) in cash from discontinued operations	20,164	(436,353)
Cash at beginning of period	329,839	3,473,770
Cash at end of period	$661,391	$1,606,812
Supplemental disclosure of cash flow information:
Cash paid for interest	$125,065	$2,297
Supplemental disclosure of non-cash investing and financing activities:
Common stock issued pursuant to separation agreement	$-	$764,225
Common stock issued pursuant to vesting of restricted stock units	$146,602	$390,060

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.	Nature of the Business

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

On July 15, 2019, the Company, through its wholly owned subsidiary Good Acquisition Co., entered into a Membership Interest Purchase Agreement to acquire cannabis brands and other assets of Critical Mass Industries LLC DBA Good Meds (“CMI” and/or “Good Meds”), a Colorado limited liability company (“CMI Transaction”). CMI is licensed by the Marijuana Enforcement Division of Colorado Department of Revenue to produce cannabis and cannabis products under its six licenses. These licenses allow for cultivation, manufacturing of infused products and retail distribution. At the time the Company entered into the Membership Interest Purchase Agreement, Colorado law prohibited public companies, including the Company, from owning cannabis licenses. Therefore, CMI spun off certain assets acquired by the Company. Under the terms of the Membership Interest Purchase Agreement, CMI retained the cannabis license, inventory and accounts receivable (the “Cannabis License Assets”) and will continue to operate the cannabis business related to those assets. In consideration for the transfer of the acquired assets, the Company delivered 13,553,233 shares of the Company common stock, in addition to $1,999,770 in cash to CMI. An additional 1,500,000 shares of Andina Gold common stock were held and retained by the Company pending the completion of various CMI-related transactions (see Note 2 and Note 7).

Good Meds, the operating unit of CMI, is based in Denver, CO, and operates in a 60,000-square-foot cultivation and processing facility. Good Meds also owns and operates two medical cannabis dispensaries located in Lakewood, CO and Englewood, CO. The business has been in operation since 2009. The Denver facility produces cannabis for sale as dry flower and biomass input for processing into Marijuana-Infused Products (“MIP”), such as live resin, wax and budder. Good Meds also operates two medical marijuana dispensaries and related businesses in Colorado (see Note 2). Our mission is to deliver high-quality, safely manufactured, sustainable, innovative, and accessible cannabis products which support individual well-being.

The Company is actively pursuing divestiture of its Colorado-based subsidiaries and assets.

In August 2020, the Company merged with its wholly owned Nevada subsidiary, Andina Gold Corp., and changed its name into Andina Gold Corp. On October 21, 2020 FINRA issued an advisory accepting the company’s name change from Redwood Green Corp to Andina Gold Corp and ticker symbol change to AGOL effective as of October 22, 2020. In August 2020, the Company established a wholly owned Colombian subsidiary, Andina Gold Colombia SAS for the purpose of pursuing opportunities in the gold exploration business in Colombia. In December 2020, due to the death of the top geologist exploring opportunities on behalf of the Company, and the effects of the ongoing Coronavirus pandemic, the Company determined that pursuit of gold exploration in Colombia was no longer a practical alternative.

On February 25, 2021 the Company entered into a non-binding letter of intent (“LOI”) with CryoCann USA Corporation (“CryoCann”), a California company headquartered in Santa Ana, California, for a proposed asset purchase transaction (the “Proposed Transaction”). CryoCann is a designer and seller of equipment developed on the basis of patented technology for cannabis varieties (including hemp) harvesting, drying, refinement, and extraction. The Company is currently in the due diligence phase of this potential acquisition.

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

Balance Sheet

Description	As of March 31, 2021	As of December 31, 2020
Current assets
Cash and cash equivalents	$212,167	$196,445
Accounts receivable, net	25,353	66,043
Inventory, net	873,150	791,868
Total current assets	1,110,670	1,054,356

Total assets	$1,110,670	$1,054,356

Current liabilities
Accounts payable and accrued expenses	$330,213	$211,463
Total current liabilities	330,213	211,463

Total liabilities	330,213	211,463
Net assets	$780,457	$842,893

Income Statement
Description	For the Three Months Ended March 31, 2021	For the Three Months Ended March 31, 2020
Net sales	$1,695,925	$1,581,890
Cost of goods sold, inclusive of depreciation	1,118,735	1,378,176
Gross profit	$577,190	$203,714

Operating expenses
Personnel costs	154,460	85,164
Sales and marketing	226,347	198,144
General and administrative	28,988	69,106
Legal and professional fees	21,515	8,295
Amortization expense	-	8,967
Total operating expenses	431,310	369,676
Gain / (loss) from operations	$145,880	$(165,962)

Interest expense	29,264	1,472
Total other expenses	29,264	1,472
Net income / (loss)	$116,616	$(167,434)

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

The Company assessed certain accounting matters that require consideration of forecasted financial information, including, but not limited to, the carrying value of the Company’s goodwill, intangible assets, and other long-lived assets, and valuation allowances in context with the information reasonably available to the Company and the unknown future impacts of COVID-19 as of March 31, 2021 and through the date of this report. The Company’s future assessment of the magnitude and duration of COVID-19, as well as other factors, could result in material impacts to the Consolidated Financial Statements in future reporting periods.

Our unaudited financial statements for the three months ended March 31, 2021 have been prepared on a going concern basis and contain an additional explanatory paragraph which identifies issues that raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The continuation of our company as a going concern is dependent upon the continued financial support from its shareholders, the ability of our company to obtain necessary equity or debt financing to continue operations, the sale of assets, and ultimately the attainment of profitable operations. For the three months ended March 31, 2021, our company used $466,223 of cash for operating activities, incurred a net loss of $1,046,927 and has an accumulated deficit of $16,776,121 since inception. These factors raise substantial doubt regarding our company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should our company be unable to continue as a going concern.

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

5.	Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with GAAP for interim financial information and with the Securities and Exchange Commission (“SEC”) for interim reporting. Accordingly, they do not include certain footnotes and financial presentations normally required under GAAP for complete financial statements. The consolidated financial statements include the accounts of the Andina Gold, General Extract and CMI, a VIE for which the Company is deemed to be the primary beneficiary. All significant intercompany balances and transactions have been eliminated in consolidation. The Company operates as one segment from its corporate headquarters in Colorado. The unaudited consolidated financial statements have been prepared on the same basis as the annual financial statements, with exception to the revision as described in Note 3 and reflect all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position and the results of operations and cash flows. The results for the three-month periods ended March 31, 2021 and 2020 are not necessarily indicative of the results to be expected for any subsequent period or the entire year ending December 31, 2021. These unaudited interim consolidated financial statements should be read in conjunction with the Company’s annual audited financial statements and notes thereto for the year ended December 31, 2020, included in the Company’s Form 10-K filed on March 30, 2021 with the SEC.

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

Reclassifications

Certain items in the interim consolidated financial statements were reclassified from prior periods for presentation purposes.

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

Accounts Receivable, net

Accounts receivable, net is comprised of balances due from customers and are recorded at the invoiced amount. Past due balances are determined based on the contractual terms of the arrangements. Accounts receivable are accrued against when management determines, after considering economic and business conditions and all means of collection efforts have been exhausted and the potential for recovery is considered remote, that the collection of receivables is doubtful. Accounts receivable amounts, net of allowance for doubtful accounts, were $565,353 and $606,043 as of March 31, 2021 and December 31, 2020, respectively. This includes $25,353 and $66,043, respectively, related to the VIE, which is classified as held for sale. Uncollectible accounts previously recorded as receivables are recognized as bad debt expense, with a corresponding decrease to accounts receivable. Bad debt expense was $(2,140) and $0 for the three months ended March 31, 2021 and 2020, respectively. This amount includes $(2,140) and $0, respectively, related to the VIE, which is classified as discontinued operations.

Inventory, net

Inventory, net is comprised of work-in-process and finished goods consisting of cannabis and cannabidiol products. Cost includes expenditures directly related to the manufacturing process as well as suitable portions of related production overheads, based on normal operating capacity. Inventory, net is stated at the lower of cost or net realizable value. The Company compares the cost of inventory with market value and writes down inventories to net realizable value, if lower. In evaluating whether inventories are stated at lower of cost or net realizable value, management considers such factors as inventories on hand, physical deterioration, obsolescence, changes in price levels, estimated time to sell such inventories and current market conditions. Due to changing market conditions, management conducted a thorough review of its inventory. As a result, a provision for inventory loss of $0 and $400,787 was charged against cost of goods sold during the three months ended March 31, 2021 and 2020, respectively, due to a write down of inventory to its net realizable value. This was based on the Company’s best estimates of product sales prices and customer demand patterns. It is at least reasonably possible that the estimates used by the Company to determine its provision for inventory losses will be materially different from the actual amounts or results. These differences could result in materially higher than expected inventory provisions, which could have a materially adverse effect on the Company’s results of operations and financial conditions in the near term.

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

Retail customer loyalty liabilities are recognized in the period in which they are incurred and will often be retired without being utilized. Shipping and handling costs are expensed as incurred and are included in cost of sales, which were not material for the three months ended March 31, 2021 and 2020.

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

Other Expense, net

Other expense, net consisted of interest expense and gain on foreign exchange.

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

Net Loss per Share

The Company follows ASC 260, Earnings Per Share, which requires presentation of basic and diluted earnings per share (“EPS”) on the face of the income statement for all entities with complex capital structures. Net earnings or loss per share is computed by dividing net income or loss by the weighted-average number of common shares outstanding during the period, excluding shares subject to redemption or forfeiture. The Company presents basic and diluted net earnings or loss per share. Diluted net earnings or loss per share reflect the actual weighted average of common shares issued and outstanding during the period, adjusted for potentially dilutive securities outstanding. Potentially dilutive securities are excluded from the computation of the diluted net loss per share if their inclusion would be anti-dilutive. There were 2,050,000 unvested RSU’s considered potentially dilutive securities outstanding as of March 31, 2021 and 3,200,000 unvested RSU’s considered potentially dilutive securities outstanding as of March 31, 2020. Diluted net loss per share is the same as basic net loss per share for each period.

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

6.	Revenue Recognition

Disaggregated Revenue

	For the Three Months Ended March 31,
	2021	2020
Types of Revenues:
Medical retail (amounts related to VIE discontinued operations of $1,130,504 and $1,066,854)	$1,130,504	$1,078,054
Medical wholesale (amounts related to VIE discontinued operations of $556,310 and $262,451)	556,310	263,151
Recreational wholesale (amounts related to VIE discontinued operations of $9,010 and $249,844)	9,010	249,844
Other revenues (amounts related to VIE discontinued operations of $101 and $2,741)	101	2,741
Total revenues	$1,695,925	$1,593,790

7.	Business Combination

Effective July 15, 2019, the Company acquired cannabis-related brands and other assets of CMI. In consideration of the sale and transfer of the acquired assets, the Company delivered 13,553,233 shares of Andina Gold common stock, in addition to $1,999,770 in cash to the members of CMI.

The CMI Transaction was accounted for as a business combination in accordance with ASC 805, Business Combinations (“ASC 805”). The Company’s allocation of the purchase price was calculated as follows:

Cash	$1,999,770
Common stock	6,776,617
Total purchase price	$8,776,387

Description	Fair Value	Weighted average useful life (in years)
Assets acquired:
Cash	$136,654
Other current assets	74
Property and equipment, net	1,985,738
Intangible assets:
Customer relationships	215,900	6
Trademark/trade name	1,340,000	Indefinite
Developed manufacturing process	1,330,000	Indefinite
Goodwill	4,663,514
Right of use asset	1,411,461
Deposits	12,348
Total assets acquired	$11,095,689
Liabilities assumed:
Notes payable	$147,268
Notes payable, related parties	760,573
Right of use liability	1,411,461
Total liabilities assumed	2,319,302
Estimated fair value of net assets acquired	$8,776,387

8.	Discontinued Operations

In June 2020, the Company’s board of directors adopted a plan to end its involvement through the various 2019 CMI contracts with the cultivation, manufacturing of infused products and retail distribution businesses through the sale of Good Meds. The Company determined that the intended sale represented a strategic shift that will have a major effect on the Company’s operations and financial results and therefore, for financial statement reporting purposes classified Good Meds and its consolidated VIE CMI as held for sale at March 31, 2021 and December 31, 2020.

The accompanying consolidated balance sheets include the following carrying amounts of assets and liabilities related to these CMI discontinued operations:

	March 31, 2021	December 31, 2020
Assets
Accounts receivable, net	$25,353	$66,043
Prepaid expenses	31,580	7,601
Inventory, net	873,150	791,868
Property and equipment, net	2,888,774	2,714,771
Intangible assets, net	2,481,128	2,481,128
Security deposits	11,522	11,522
Right of use asset, net	667,926	794,907
Total current assets held for sale	6,979,433	6,867,840

Total assets held for sale	$6,979,433	$6,867,840

Liabilities
Accounts payable and accrued expenses	330,213	211,463
Taxes payable	22,003	22,645
Notes payable, related parties	487,862	458,599
Right of use liability	639,348	771,578
Total liabilities held for sale	1,479,426	1,464,285
Net assets	$5,500,007	$5,403,555

The consolidated statements of operations include the following operating results related to these CMI discontinued operations:

	Three Months Ended March 31,
	2021	2020

Net sales	$1,695,925	$1,581,890
Cost of goods sold, inclusive of depreciation	1,118,735	1,378,176
Gross profit	577,190	203,714

Operating expenses:
Personnel costs	154,460	85,164
Sales and marketing	226,347	198,144
General and administrative	28,988	69,106
Legal and professional fees	21,515	8,295
Amortization expense	-	8,967
Total operating expenses	431,310	396,676
Gain / (loss) from operations	145,880	(165,962)

Other income (expenses):
Interest expense	(29,264)	(1,472)
Total other expenses	(29,264)	(1,472)
Net gain / (loss) from discontinued operations, before taxes	116,616	(167,434)
Income taxes	-	-
Net gain / (loss) from discontinued operations	$116,616	$(167,434)

9.	Inventory, Net

Inventory, net consisted of the following:

	March 31, 2021	December 31, 2020
Finished goods (amounts related to VIE discontinued operations of $550,528 and $431,466)	$550,528	$431,466
Work-in-process inventory grow (amounts related to VIE discontinued operations of $322,622 and $360,402)	322,622	360,402
	$873,150	$791,868

The Company re-negotiated the selling price of the cannabidiol finished goods inventory from General Extract in 2019 and 2020. All remaining cannabidiol finished goods inventory was sold in 2020 Q2.

10.	Property and Equipment, Net

Property and equipment, net consisted of the following. All property and equipment is owned by CMI and classified as held for sale.

	March 31, 2021	December 31, 2020
Leasehold improvements	$2,770,385	$2,770,385
Machinery and equipment	1,065,885	1,065,885
Furniture and fixtures	43,331	43,331
Construction in progress	401,998	227,995
	4,281,599	4,107,596
Less: Accumulated depreciation	(1,392,825)	(1,392,825)
	$2,888,774	$2,714,771

Depreciation expense for the three months ended March 31, 2021 and 2020 was $0, and $67,317, respectively. Depreciation expense was recorded in cost of goods sold and general and administrative expense for the three months ended March 31, 2020.

11.	Goodwill and Intangible Assets

The Company tests goodwill and intangible assets for impairment annually as of December 31st, or more frequently whenever events or changes in circumstances indicate that the asset might be impaired. As the Company marketed CMI’s subsidiaries and the Company’s related assets for sale, management determined it was more likely than not that the fair value was less than the carrying value. Therefore, in 2020, the Company recorded an impairment loss of $4,663,514 related to goodwill in accordance with ASC 350-20-35, Intangibles – Goodwill and Other - Goodwill. Additionally, in 2020, the Company recorded an impairment loss of $334,195 related to indefinite-lived intangible assets in accordance with ASC 350-30-35 Intangibles – Goodwill and Other – General Intangibles Other Than Goodwill and an impairment loss of $27,023 related to intangible assets subject to amortization in accordance with ASC 360-10-35, Property, Plant, and Equipment. The fair value of CMI was the expected sales price, which management determined based on offers received and sales negotiations.

The carrying value of goodwill was $0 as of March 31, 2021 and December 31, 2020, respectively.

The following tables summarize information relating to the Company’s identifiable intangible assets, which are classified as held for sale, as of March 31, 2021 and December 31, 2020:

	March 31, 2021
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

Amortization expense, which is included in discontinued operations, was $0 and $8,967 for the three months ended March 31, 2021 and 2020, respectively.

12.	Debt

On July 27, 2020, the Company entered into a subscription agreement consisting of 1) a convertible note and 2) warrants. The 1) convertible note has a face value of $250,000, matures August 1, 2022, and accrues interest at 8% per annum. The note is convertible into 2,500,000 shares of the Company’s common stock at a conversion price of $0.10 per share. The beneficial conversion feature is accounted for in accordance with ASC 470-20 Debt with Conversion and Other Options and the resulting debt discount is amortized over the life of the note. As of March 31, 2021, the net carrying amount is $83,333, which consists of the $250,000 convertible note and $166,667 unamortized debt discount. As of December 31, 2020, the net carrying amount is $52,083, which consists of the $250,000 convertible note and $197,917 unamortized debt discount. The 2) warrants are exercisable to purchase an additional 2,500,000 shares of common stock at $0.25 per share.

On August 26, 2020, the Company entered into a $600,000 loan agreement, which accrues interest at 84% per annum. On January 25, 2021, the Company refinanced this loan at 93.6%, to obtain additional funding. The loan is repaid on a weekly basis up to the maturity date of September 8, 2021. The loan balance as of March 31, 2021 and December 31, 2020, respectively, is $549,338 and $412,560.

On March 18, 2021, the Company entered into a $225,000 note payable, which accrues interest at 15% per annum. The note matures April 18, 2021. The loan balance as of March 31, 2021 is $225,000.

In March 2021, the Company launched a convertible debt financing consisting of two tranches – one for $3 million and one for up to $1.9 million. The terms of the two tranches are identical except as noted below. The first tranche consists of 3,000 units at a price of US$1,000 per unit for an aggregate of US$3,000,000 principal amount (“Units”) to accredited investors, each Unit consisting of a (1) a convertible note with face value of US$1,000, due March 31, 2022 at 12% interest per annum, which interest is payable quarterly (the “Note”), and (2) one Common Stock purchase warrant exercisable to purchase 5,000 additional shares of the Corporation’s common stock (each share a “Warrant Share”) at an exercise price of US$0.40 per Warrant Share (the “Warrant”) with an expiration date of March 31, 2023. The Notes are convertible into shares of the Corporation’s common stock, par value US$0.001 per share (the “Shares”), at a conversion price of US$0.20 per Share. The second tranche consists of 1900 Units with identical terms as the first tranche except the Notes mature on September 30, 2022 and the Warrants expire on April 30, 2023. As of March 31, 2021, the Company had received subscriptions from two investors for an aggregate total of $500,000.

13.	Related Party Transactions

In conjunction with the CMI Transaction, the Company assumed a note payable in which the note holder, John Knapp (“Knapp”) is a significant shareholder in the Company. On August 6, 2020, the Company formalized the terms of this note payable. The note bears interest on an annual basis of 25% and is convertible into shares of common stock at a price of $0.25 per share. The note matures on January 31, 2021. Effective February 25, 2020, Knapp resigned as a director of Andina Gold, at which time 200,000 Restricted Stock Units were deemed to have vested and were converted into 200,000 common shares. Refer to Note 2 for additional details on the relationship of CMI as a VIE. The outstanding balance of the notes payable, related party was $487,862 and $458,599 as of March 31, 2021 and December 31, 2020, respectively.

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

In August 2020, the Company issued 757,895 shares of common stock to former board members whose RSU’s vested upon their departure from the board which were then converted to shares.

From October to December 2020, the Company issued 3,535,665 shares of common stock in order to raise capital.

From January to March 2021, the Company issued 1,290,233 shares of common stock in order to raise capital and 201,586 shares to a former board member whose RSU’s vested upon his departure from the board which were then converted to shares.

Restricted Stock Unit Awards

The Company adopted its 2019 Omnibus Stock Incentive Plan (the “2019 Plan”), which provides for the issuance of stock options, stock grants and RSUs to employees, directors and consultants. The primary purpose of the 2019 Plan is to enhance the ability to attract, motivate, and retain the services of qualified employees, officers and directors. Any RSUs granted under the 2019 Plan will be at the discretion of the Compensation Committee of the Board of Directors. In April 2021 Board of Directors cancelled the 2019 Plan.

A summary of the Company’s RSU award activity for the three months ended March 31, 2021 is as follows:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2020	2,453,175	$0.42
Granted	500,000	0.14
Vested	(903,172)	0.16
Forfeited	-	-
Outstanding at March 31, 2021	2,050,000	$0.46

The total fair value of RSUs vested during the three months ending March 31, 2021 and 2020 was $146,602 and $390,060, respectively. As of March 31, 2021, there was $472,087 of unrecognized stock-based compensation cost related to non-vested RSU’s, which is expected to be recognized over the remaining vesting period.

Stock-based compensation expense relating to RSU’s was $250,817 and $549,589 for the three months ending March 31, 2021 and 2020, respectively. Stock-based compensation for the three months ending March 31, 2021 consisted of equity awards forfeited, granted and vested to employees, directors and consultants of the Company in the amount of $101,066, $133,498, and $16,253, respectively. Expenses for stock-based compensation are included on the accompanying consolidated statements of operations in general and administrative expense.

15.	Income Taxes

In accordance with ASC 740-270, the Company calculates the interim tax expense based on an annual effective tax rate (“AETR”). The AETR represents the Company’s estimated effective tax rate for the year based on full year projection of tax expense, divided by the projection of full year pretax book loss, adjusted for discrete transactions occurring during the period. The annual effective tax rate for the three months ended March 31, 2021 was 0.0%,

As of March 31, 2021, the Company has recorded a total income tax liability in the amount of $14,926. The total income tax liability recorded is in relation to the discontinued operations of the company and available for sale assets.

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

There are no other leases that meet the reporting standards of ASU Topic 842 as the Company does not have any other leases with a term exceeding twelve months. Other lease payments not accounted for under ASU Topic 842 total $14,392 and $18,750 for the three months ended March 31, 2021 and 2020, respectively.

An ROU asset of $1,411,461 was recognized upon the CMI Transaction. The present value of the liabilities decreased by $132,230 and $105,769 for the three months ended March 31, 2021 and 2020, respectively. This balance is included in the operating section of the statement of cash flows for three months ended March 31, 2021 and 2020. Operating lease cost was approximately $159,525 and $151,374 for the three months ended March 31, 2021 and 2020, respectively.

The Company does not have any leases that have not yet commenced which are significant.

Legal Proceedings

Legal proceedings covering a dispute arising from a past employment agreements is pending against the Company’s principal business partner, CMI. In Gaudio v. Critical Mass Industries, LLC et al, CMI’s motion to set aside a default judgment was granted April 26, 2021. It is possible that there could be adverse developments in the Gaudio case. An unfavorable outcome or settlement of pending litigation would have a significant impact on our ability to collect receivables from CMI, to complete any of the pending transactions involving our Colorado assets and agreements, and could encourage the commencement of additional litigation against CMI or the Company. We and our subsidiaries will record provisions in the consolidated financial statements for pending litigation when we determine that an unfavorable outcome is probable and the amount of the loss can be reasonably estimated. At the present time, while it is reasonably possible that an unfavorable outcome in the Gaudio case may occur, (i) management is unable to estimate the possible loss or range of loss that our Company would undergo that could result from an unfavorable outcome or settlement in Gaudio; and (iii) accordingly, management has not provided any amounts in the consolidated financial statements for an unfavorable outcome in this case, if applicable. Any applicable legal advice costs are expensed as incurred.

17.	Subsequent Events

In March, 2021, the Company commenced, and is continuing subsequent to March 31, 2021, a private offering of securities consisting of a convertible note and a warrant to purchase shares (see Note 12). The notes are convertible at $0.20 per share and the warrants are exercisable at $0.40 per share. To date, the Company has raised $2,885,000  in this offering, including $2,385,000 subsequent to quarter end.

On April 1, 2021, the Company hired Christian Noel, a business executive residing in Montreal, Quebec, to the position of Chief Executive Officer. Mr. Noel was also appointed to the Board of Directors. Mr. Noel replaces Christopher Hansen who has left the Company. In connection with the appointment of Mr. Noel, the Company granted 6,000,000 Restricted Stock Units that vested immediately.

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

On July 15, 2019, the Company, through its wholly owned subsidiary Good Acquisition Co., entered into a Membership Interest Purchase Agreement to acquire cannabis brands and other assets of Critical Mass Industries, LLC DBA Good Meds (“CMI”), a Colorado limited liability company (“CMI Transaction”). CMI is licensed by the Marijuana Enforcement Division of Colorado Department of Revenue to produce cannabis and cannabis products under its six licenses. These licenses allow for cultivation, manufacturing of infused products and retail distribution. At the time, Colorado law prohibited public companies, including the Company, from owning cannabis licenses. Therefore, CMI spun off assets acquired by the Company into two new entities, Good Holdco, LLC and Good IPCo, LLC. Under the terms of the Membership Interest Purchase Agreement, CMI retained the cannabis licenses, inventory and accounts receivable and will continue to operate the cannabis business related to these assets under the agreements entered into with Andina Gold. In consideration for the transfer of the acquired assets, the Company delivered 13,553,233 shares of the Company common stock, in addition to $1,999,770 in cash paid to CMI. An additional 1,500,000 shares of the Company were held and retained by the Company pending the completion of various CMI-related transactions.

In June 2020, the Company determined it to be in the best interests of the Company to divest of its Colorado cannabis-related assets. On August 11, 2020, the Company’s Board of Directors adopted a resolution providing for the Company to withdraw from the cannabis industry due to 1) difficulties the Company’s earlier acquisition strategy has encountered at the Company’s recent low stock prices, 2) prolonged uncertainty about the timing of federal legalization of cannabis, and 3) overcrowding of the cannabis industry by large numbers of competitors. As a result, the Company is currently marketing the Good Meds assets for sale.

In August 2020, the Company merged with its wholly owned Nevada subsidiary, Andina Gold Corp., and changed its name in Andina Gold Corp. On October  21, 2020 FINRA issued an advisory accepting the company’s name change from Redwood Green Corp to Andina Gold Corp and ticker symbol change to AGOL effective as of October 22, 2020. In August 2020, the Company established a wholly owned Colombian subsidiary, Andina Gold Colombia SAS for the purpose of pursuing opportunities in the gold exploration business in Colombia. Due to the death of the top geologist exploring opportunities on behalf of the Company, and the effects of the ongoing Coronavirus pandemic, the Company determined in December 2020 that pursuit of gold exploration in Colombia was no longer a practical alternative.

The Company is now exploring other opportunities to preserve and enhance shareholder value. To that end, on February 25, 2021 the Company entered into a non-binding letter of intent (“LOI”) with CryoCann USA Corporation (“CryoCann”), a California company headquartered in Santa Ana, California, for a proposed asset purchase transaction (the “Proposed Transaction”). CryoCann is a designer and seller of equipment developed on the basis of patented technology for cannabis varieties harvesting, refinement, and extraction. The technology reduces processing costs, increases the quality of the extracted compounds and has potential for other agricultural applications including hemp and hops. The purchase would include all physical and intellectual assets of CryoCann. The Company is currently in the process of conducting due diligence on the potential acquisition. There can be no assurance that this transition will be completed in a timely manner, of at all, and even if completed, will be successful.

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

In August 2020, the Company’s board of directors redirected the Company’s business strategy to exit the cultivation, manufacturing of infused products and retail distribution businesses. Therefore, the Company’s operations and financial results relating to CMI, a VIE of the Company, has been reported as discontinued operations held for sale.

The Company identified strategic opportunities in gold exploration in Colombia and briefly considered moving into the pursuit of opportunities in this field. However, circumstances came to light that rendered these initiatives impractical, including travel restrictions due to Covid-19 and the demise of our local geological advisor.

The Company is currently exploring other opportunities to protect and enhance shareholder value. To that end, on February 25, 2021 the Company entered into a non-binding letter of intent (“LOI”) with CryoCann USA Corporation (“CryoCann”), a California company headquartered in Santa Ana, California, for a proposed asset purchase transaction (the “Proposed Transaction”). CryoCann is a designer and seller of equipment developed on the basis of patented technology for cannabis varieties harvesting, refinement, and extraction. The technology reduces processing costs, increases the quality of the extracted compounds and has potential for other agricultural applications including hemp and hops. The purchase would include all physical and intellectual assets of CryoCann. The Company is currently in the process of conducting due diligence on the potential acquisition.

Results of Operations for the Three Months Ended March 31, 2021 and 2020

Our operating results for the three months ended March 31, 2021 and 2020 are summarized as follows:

	For the Three Months Ended March 31,		Change
	2021	2020	Dollars	Percentage
Net sales	$-	$11,900	$(11,900)	-100%
Cost of goods sold, inclusive of depreciation	-	433,584	(433,584)	-100%
Gross profit	-	(421,684)	421,684	-100%
Total operating expenses	995,704	3,008,191	(2,012,487)	-67%
Loss from operations	(995,704)	(3,429,875)	2,434,171	-71%
Total other expenses	(167,839)	-	(167,839)	-100%
Net loss from continuing operations, before taxes	(1,163,543)	(3,429,875)	2,266,332	-66%
Income taxes	-	-	-	0%
Net loss from continuing operations	$(1,163,543)	$(3,429,875)	$2,266,332	-66%
Net income / (loss) from disc. operations, net of tax	$116,616	$(167,434)	$284,050	-170%
Net loss	$(1,046,927)	$(3,597,309)	$2,550,382	-71%

Our operating results for the three months ended March 31, 2021 and 2020, relating to our variable interest entity, CMI, are classified as discontinued operations above and summarized as follows:

	For the Three Months Ended March 31,		Change
	2021	2020	Dollars	Percentage
Net sales	$1,695,925	$1,581,890	$114,035	7%
Cost of goods sold, inclusive of depreciation	1,118,735	1,378,176	(259,441)	-19%
Gross profit	577,190	203,714	373,476	183%
Total operating expenses	431,310	369,676	61,634	17%
Gain / (loss) from operations	145,880	(165,962)	311,842	-188%
Total other expenses	(29,264)	(1,472)	(27,792)	1,888%
Net income / (loss), before taxes	116,616	(167,434)	284,050	-170%
Income taxes	-	-	-	0%
Net income / (loss)	$116,616	$(167,434)	$284,050	-170%

Net Sales and Cost of Goods Sold

There were no net sales related to continuing operations for the three months ended March 31, 2021. Net sales related to continuing operations for the three months ended March 31, 2020 were $11,900. CMI net sales were $1,695,925 for the three months ended March 31, 2021, of which $1,130,504 was related to medical retail, $556,310 was related to medical wholesale, $9,010 was related to recreational wholesale, and $101 was related to other revenues. CMI net sales were $1,581,890 for the three months ended March 31, 2020, of which $1,066,854 was related to medical retail, $262,451 was related to medical wholesale, $249,844 was related to recreational wholesale, and $2,741 was related to other revenues. In the fourth quarter of 2020, CMI decided to stop growing recreational product in order to create additional space to grow more medical product. This change resulted in decreased revenue from recreational wholesale and increased revenue in both medical retail and medical wholesale. The overall increase in CMI net sales for the three months ended March 31, 2021 compared to the three months ended March 31, 2020 was $114,035, or 7%, which is primarily attributable to increased production within the harvest facility. Additionally, CMI changed the process of extraction, which increased the corresponding yields by 1.5%. Revenue generating activities for discontinued operations are attributable to CMI.

There were no cost of goods sold related to continuing operations for the three months ended March 31, 2021. Cost of goods sold related to continuing operations for the three months ended March 31, 2020 were $433,584 and primarily relate to a $400,787 provision for inventory loss. CMI’s cost of goods sold for the three months ended March 31, 2021 primarily consisted of allocated salaries and wages of employees directly related to the production process, cultivation supplies, rent and utilities. CMI’s cost of goods sold were $1,118,735 and $1,378,176 for the three months ended March 31, 2021 and 2020, respectively, representing a decrease of $259,441 or 19%. This decrease is primarily attributable to a decrease in excise tax related to the medical / recreational product mix, a decrease in depreciation as depreciation is no longer recorded against assets held for sale, and a decrease in inventory purchases from third party suppliers.

Operating Expenses

Operating expenses encompass personnel costs, sales and marketing, general and administrative expenses, and legal and professional fees. Total operating expenses were $995,704 for the three months ended March 31, 2021 as compared to $3,008,191 for the three months ended March 31, 2020. The decrease of $2,012,487, or 67%, was primarily attributable to the following changes in operating expenses of:

●	Personnel costs - $355,398 decrease

●	General and administrative expenses - $1,184,238 decrease

●	Legal and professional fees - $458,234 decrease

The decrease of $355,398, or 49%, in personnel costs is primarily due to the fact that the Company incurred significant consulting costs during the three months ending March 31, 2020. The decrease of $1,184,238, or 75%, in general and administrative expenses is primarily due to the fact that the Company incurred additional stock-based compensation expense during the three months ending March 31, 2020 related to Chris Hansen’s separation agreement and accelerated vesting of RSU’s as well as the accelerated vesting of John Knapp’s RSU’s. Legal and professional fees decreased $458,234, or 67%, as the Company had increased management oversight at the parent company level during the three months ended March 31, 2020 due to the planned shift in operations.

CMI operating expenses encompass personnel costs, sales and marketing, general and administrative, legal and professional fees, and amortization expense. Total operating expenses for CMI were $431,310 and $369,676 for the three months ending March 31, 2021 and 2020, respectively, representing an increase of $61,634, or 17%. This increase was primarily attributable to an increase in personnel costs as the company incurred a retention expense in order to maintain operations through the sale of the cannabis-related assets.

Other Expense

Other expense for the three months ending March 31, 2021 consisted of $202,609 interest expense and $34,770 gain on foreign exchange. Other expense for the three months ending March 31, 2020 was $0. The increase in interest expense was a result of entering into a note and loan payable during 2020 Q3. The gain on foreign exchange relates to a payable agreement with General Extract’s supplier.

CMI’s other expense for the three months ending March 31, 2021 consisted of $29,264 interest expense, which primarily relates to the related party note. CMI’s other expense during the three months ending March 31, 2020 consisted of $1,472 interest expense resulting from credit cards.

Net Loss

For the foregoing reasons, we had a net loss of $1,046,927 for the three months ending March 31, 2021, or $0.01 net loss per common share – basic and diluted, compared to a net loss of 3,597,309 for the three months ending March 31, 2020, or $0.03 net loss per common share – basic and diluted.

Liquidity, Capital Resources and Cash Flows

During 2021 Q1, the Company obtained a total of $361,778 cash, net of repayment, through a loan and note payable to cover operating expenses. In late March 2021, the Company launched a convertible debt unit offering consisting of a convertible note and a warrant to purchase shares. As of May 14, 2021, the Company has raised $2,885,000 in this offering. These funds are available to cover operating expenses while exploring new business opportunities. The Company is currently completing due diligence relating to the acquisition of the assets of CryoCann (see Business Overview above) and exploring additional sources of capital to support the acquisition.

As of March 31, 2021, the Company had working capital of $3,017,443 and cash balance of $661,391. There can be no assurance that the Company will be able to source financing to fund a new business strategy, on reasonable terms, or at all.

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

Capital Resources

The following table summarizes total current assets, liabilities and working capital for the periods indicated:

	March 31, 2021	December 31, 2020
Current assets	$8,211,061	$7,798,154
Current liabilities	5,193,618	4,125,851
Working capital	$3,017,443	$3,672,303

As of March 31, 2021 and December 31, 2020, we had a cash balance of $661,391 and $329,839, respectively.

Summary of Cash Flows

	For the Three Months Ended March 31,
	2021	2020
Net cash used in operating activities	$(466,223)	$(1,600,431)
Net cash used in investing activities	$(174,003)	$(266,527)
Net cash provided by financing activities	$971,778	$-

Net used in operating activities

Net cash used in operating activities was $466,223 during the three months ended March 31, 2021. This included a net loss of $1,163,543, a non-cash charge related to stock-based compensation of $250,817, a non-cash charge related to the amortization of debt discount of $31,250, and cash provided by operating activities from discontinued operations of $194,167. This was partially offset by net changes in prepaid expenses and accounts payable and accrued expenses of $221,086.

Net cash used in operating activities was $1,600,431 during the three months ended March 31, 2020. This included a net loss of $3,429,875, a non-cash charge related to stock-based compensation of $1,313,814, a provision for inventory loss of $400,787, and cash used in operating activities from discontinued operations of $169,826. This was partially offset by net changes in accounts receivable, prepaid expenses, inventory, and accounts payable and accrued expenses of $284,669.

Net cash used in investing activities

Net cash used in investing activities was $174,003 during the three months ended March 31, 2021, due to the purchase of property and equipment for discontinued operations.

Net cash used in investing activities was $266,527 during the three months ended March 31, 2020, due to the purchase of property and equipment for discontinued operations.

Net cash provided by financing activities

Net cash provided by financing activities for the three months ended March 31, 2021 was $971,778, which consisted of $110,000 proceeds from the issuance of common stock, $136,778 proceeds from loans payable net of repayment, and $725,000 proceeds from notes payable.

Net cash provided by financing activities for the three months ended March 31, 2020 was $0.

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

Retail customer loyalty liabilities are recognized in the period in which they are incurred and will often be retired without being utilized. Shipping and handling costs are expensed as incurred and are included in cost of sales, which were not material for the three months ended three months ended March 31, 2021 and 2020.

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

Income Taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has adopted ASC 740, Income Taxes as of its inception. Pursuant to ASC 740 the Company is required to compute tax asset benefits for net operating losses carried forward. The potential benefits of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years. As of March 31, 2021 and December 31, 2020, the Company had no accrued interest or penalties related to uncertain tax positions.

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

Management’s Report on Internal Control Over Financial Reporting

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2021, the end of the quarterly period covered by this report and according to the criteria established in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

Based on that evaluation, management has concluded that the Company did not maintain effective internal control over financial reporting as of the quarter year ended March 31, 2021 due to the existence of significant deficiency in the internal control over financial reporting described below.

A significant deficiency is a deficiency, or a combination of deficiencies, in internal controls over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Management has determined that we did not maintain effective internal controls over financial reporting as of the quarter ended March 31, 2021 due to the existence of the following material weaknesses identified by management:

●	Due to the Company’s size, the is insufficient segregation of duties to prevent or detect on a timely basis a misstatement of our annual or interim financial statements.

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

Attestation report of Registered Public Accounting Firm

This Quarterly Report on Form 10-Q does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. We are not an “accelerated filer” or a “large accelerated filer”. Our management’s report was not subject to attestation by our independent registered public accounting firm pursuant to rules of the SEC that permit us to provide only management’s report in this Quarterly Report on Form 10-Q.

Management’s Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer (who is also the Company’s principal executive officer), and our chief financial officer (who is also the Company’s principal financial and accounting officer) to allow for timely decisions regarding required disclosure. Thus, in accordance with Rules 13a-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures as of March 31, 2021, which is the end of the period covered by this Form 10-Q. Based on the evaluation of these disclosure controls and procedures, and in light of the significant deficiency found in our internal controls over financial reporting, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective. The ineffectiveness of our disclosure controls and procedures was due to a significant deficiency identified in our internal control over financial reporting.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2021. During the period covered by this Quarterly Report on Form 10-Q, we have not been able to remediate the significant deficiency described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020. Our remediation efforts will continue to be implemented throughout our 2021 fiscal year. We believe that the controls that we will be implementing will improve the effectiveness of our internal control over financial reporting. As we continue to evaluate and work to improve our internal control over financial reporting, we may determine to take additional measures to address the significant deficiency or determine to supplement or modify certain of the remediation measures described above.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

Legal proceedings covering a dispute arising from a past employment agreements is pending against the Company’s principal business partner, CMI. In Gaudio v. Critical Mass Industries, LLC et al, CMI’s motion to set aside a default judgment was granted April 26, 2021. It is possible that there could be adverse developments in the Gaudio case. An unfavorable outcome or settlement of pending litigation would have a significant impact on our ability to collect receivables from CMI, to complete any of the pending transactions involving our Colorado assets and agreements, and could encourage the commencement of additional litigation against CMI or the Company. We and our subsidiaries will record provisions in the consolidated financial statements for pending litigation when we determine that an unfavorable outcome is probable and the amount of the loss can be reasonably estimated. At the present time, while it is reasonably possible that an unfavorable outcome in the Gaudio case may occur, (i) management is unable to estimate the possible loss or range of loss that our Company would undergo that could result from an unfavorable outcome or settlement in Gaudio; and (iii) accordingly, management has not provided any amounts in the consolidated financial statements for an unfavorable outcome in this case, if applicable. Any applicable legal advice costs are expensed as incurred.

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

ANDINA GOLD CORP.
(Registrant)

Dated: May 14, 2021

/s/ Christian Noel
Christian Noel
Chief Executive Officer and Director
(Principal Executive Officer)

Dated: May 14, 2021

/s/ Philip Mullin
Philip Mullin
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)