Form 10-Q
period 2021-06-30
Andina Gold Corp.
filed 2021-08-23
CIK 1533030

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

As of August 17, 2021, the registrant had 118,749,474 shares of its common stock, par value $0.001 per share, outstanding.

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

i

ANDINA GOLD CORP.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 30, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents (Note 2)	$431,306	$329,839
Accounts receivable, net (Note 2)	540,000	540,000
Prepaid expenses	20,000	60,475
Related party note receivable	281,771
Assets held for sale, current	7,171,434	6,867,840
Total current assets	8,444,511	7,798,154

Intangible assets, net	4,082,263	-
Goodwill	1,190,000
Total assets	$13,716,774	$7,798,154

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses (Note 2)	$2,430,809	$2,248,235
Loans payable	-	412,560
Taxes payable	771	771
Liabilities held for sale, current	735,746	1,464,285
Total current liabilities	3,167,326	4,125,851
Notes payable	6,024,662	52,083
Deferred tax liability	14,926	14,926
Total liabilities	9,206,914	4,192,860

Commitments and contingencies (Note 16)

Shareholders’ equity:
Preferred stock, $0.001 par value, 100,000 shares authorized, no shares issued and outstanding respectively	-	-
Common stock, $0.001 par value, 500,000,000 shares authorized, 118,533,933 and 97,005,817 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	118,534	97,006
Additional paid-in capital	23,748,304	19,138,947
Common stock to be issued	-	98,535
Accumulated deficit	(19,356,978)	(15,729,194)
Total shareholders’ equity	4,509,860	3,605,294
Total liabilities and shareholders’ equity	$13,716,774	$7,798,154

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ANDINA GOLD CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

Net sales	$-	$769,555	$-	$781,455
Cost of goods sold, inclusive of provision for inventory loss of $0 and $400,787 for the three and six months, respectively, ended June 30, 2020	-	310,695	-	744,279
Gross profit	-	458,860	-	37,176

Operating expenses:
Personnel costs	426,082	687,573	799,796	1,416,685
Sales and marketing	14	237	14	14,854
General and administrative	1,979,323	219,054	2,375,793	1,799,762
Legal and professional fees	232,026	243,561	457,546	927,315
Total operating expenses	2,637,445	1,150,425	3,633,149	4,158,616
Loss from operations	(2,637,445)	(691,565)	(3,633,149)	(4,121,440)

Other income (expenses):
Interest expense	(170,866)	-	(373,475)	-
Gain / (loss) on foreign exchange	(11,232)	(16,011)	23,538	(16,011)
Total other expenses	(182,098)	(16,011)	(349,937)	(16,011)
Net loss from continuing operations, before taxes	(2,819,543)	(707,576)	(3,983,086)	(4,137,451)
Income taxes	-	5,117	-	5,117
Net loss from continuing operations	(2,819,543)	(712,693)	(3,983,086)	(4,142,568)
Net gain / (loss) from discontinued operations, net of tax	238,686	(60,315)	355,302	(227,749)
Net loss	$(2,580,857)	$(773,008)	$(3,627,784)	$(4,370,317)

Comprehensive loss from discontinued operations	-	-	-	-
Comprehensive loss	$(2,580,857)	$(773,008)	$(3,627,784)	$(4,370,317)

Net loss per common share:
Loss from continuing operations - basic and diluted	$(0.03)	$(0.01)	$(0.04)	$(0.04)

Gain / (loss) from discontinued operations - basic and diluted	$0.00	$(0.00)	$0.00	$(0.00)

Loss per common share - basic and diluted	$(0.02)	$(0.01)	$(0.04)	$(0.04)

Weighted average common shares outstanding—basic and diluted	106,008,685	105,243,905	102,176,247	105,957,797

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ANDINA GOLD CORP.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(UNAUDITED)

	Common Stock		Additional Paid-In	Common Stock to	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Be Issued	Deficit	Equity
Balance at December 31, 2019 (Revised)	106,216,708	$106,216	$16,894,103	$-	$(3,913,287)	$13,087,032

Issuance of common stock pursuant to separation agreement	1,175,549	1,176	763,049	-	-	764,225

Issuance of common stock pursuant to accelerated vesting of RSU’s	600,000	600	389,460	-	-	390,060

Stock-based compensation	-	-	159,529	-	-	159,529

Net loss	-	-	-	-	(3,597,309)	(3,597,309)

Balance at March 31, 2020	107,992,257	$107,992	$18,206,141	$-	$(7,510,596)	$10,803,537

Share cancellations	(15,050,000)	-	-	-	-	-

Stock-based compensation	-	-	58,842	-	-	58,842

Net loss	-	-	-	-	(773,008)	(773,008)

Balance at June 30, 2020	92,942,257	107,992	18,264,983	-	(8,283,604)	10,089,371

Balance at December 31, 2020	97,005,817	$97,006	$19,138,947	$98,535	$(15,729,194)	$3,605,294

Share issuance	1,491,819	1,492	207,043	(98,535)	-	110,000

Stock-based compensation	-	-	250,817	-	-	250,817

Net loss	-	-	-	-	(1,046,927)	(1,046,927)

Balance at March 31, 2021	98,497,636	$98,498	$19,596,807	$-	$(16,776,121)	$2,919,184

Share issuance	201,586	202	-	-	-	202

Share issuance related to Cryocann asset purchase	10,000,000	10,000	1,794,500	-	-	1,804,500

Share issuance pursuant to employment agreements	6,701,586	6,701	894,000	-	-	900,701

Share issuance in exchange for extinguishment of debt	2,500,000	2,500	505,902	-	-	508,402

Share issuance in exchange for services	633,125	633	56,867	-	-	57,500

Stock-based compensation	-	-	190,026	-	-	190,026

Stock options issued and outstanding	-	-	710,202	-	-	710,202

Net loss	-	-	-	-	(2,580,857)	(2,580,857)

Balance at June 30, 2021	118,533,933	$118,534	$23,748,304	$-	$(19,356,978)	$4,509,860

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ANDINA GOLD CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended June 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,983,086)	$(4,142,568)
Adjustments to reconcile net loss to net cash used in operating activities from continuing operations:
Amortization of debt discount	62,500	-
Provision for inventory loss	-	400,787
Stock-based compensation expense	2,074,547	1,372,656
Deferred income tax expense	-	426
Fair value of common stock issued pursuant to service agreements	27,200	-
Change in operating assets and liabilities:
Accounts receivable	-	(720,000)
Prepaid expenses	40,475	(76,285)
Inventory, net	-	(60,787)
Assets held for sale	-	7,134
Accounts payable and accrued expenses	182,574	848,553
Taxes payable	-	771
Net cash used in operating activities from continuing operations	(1,595,790)	(2,369,313)
Net cash provided by / (used in) operating activities from disc ops	(452,828)	(41,332)
Net cash used in operating activities	(2,048,618)	(2,410,645)
CASH FLOWS FROM INVESTING ACTIVITIES:
Cash payment for Cryocann asset purchase	(1,000,000)	-
Issuance of other payable related to Cryocann asset purchase	(1,247,684)	-
Net cash used in investing activities from continuing operations	(2,247,684)	--
Net cash used in investing activities from discontinued operations	(224,003)	(451,262)
Net cash used in investing activities	(2,471,687)	(451,262)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	120,000	-
Repayment of loans payable, current	(412,359)	-
Proceeds from notes payable	4,690,000	-
Related party note disbursement	(281,771)	-
Net cash provided by financing activities from continuing operations	4,115,870	-
Net cash provided by financing activities from discontinued operations	505,902	-
Net cash provided by financing activities	4,621,772	-
Net increase / (decrease) in cash from continuing operations	272,396	(2,369,313)
Net increase / (decrease) in cash from discontinued operations	(170,929)	(492,594)
Cash at beginning of period	329,839	3,473,770
Cash at end of period	$431,306	$611,863
Supplemental disclosure of cash flow information:
Cash paid for interest	$171,604	$6,855
Supplemental disclosure of non-cash investing and financing activities:
Common stock issued pursuant to separation agreement	$-	$764,225
Common stock issued pursuant to vesting of restricted stock units	$2,940,603	$390,060

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of the Business

Andina Gold Corp (“Andina Gold” or the “Company”) began as Auto Tool Technologies Inc., which was incorporated under the laws of the State of Nevada on May 10, 2011. The Company’s name was changed to AFC Building Technologies Inc. effective January 10, 2014. Effective April 26, 2018, the Company changed its name to First Colombia Development Corp. Effective October 14, 2019, the Company changed its name to Redwood Green Corp. Effective September 1, 2020, the Company changed its name to Andina Gold Corp. On July 15, 2021, the Company entered into a plan of merger with its wholly-owned subsidiary, CryoMass Technologies Inc. for the purpose of changing the name of the Company to CryoMass Technologies Inc. The effectiveness of the name change is pending processing by FINRA.

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

Good Meds, the operating unit of CMI, is based in Denver, CO, and operates in a 60,000-square-foot cultivation and processing facility. The Denver facility produces cannabis for sale as dry flower and biomass input for processing into Marijuana-Infused Products (“MIP”), such as live resin, wax and budder. Good Meds also operates two medical marijuana dispensaries and related businesses in Colorado (see Note 2). The business has been in operation since 2009. Our mission is to deliver high-quality, safely manufactured, sustainable, innovative, and accessible cannabis products which support individual well-being.

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

On June 22, 2021, the Company entered into an Asset Purchase Agreement (the “Purchase Agreement”) with Cryocann USA Corp, a California corporation (“Cryocann”), pursuant to which Company acquired substantially all the assets of Cryocann, (the “Cryocann Acquisition”). The Acquisition was consummated on June 23, 2021. The aggregate purchase price for substantially all the assets of Cryocann was $3,500,000 million in cash and 10,000,000 shares of Company common stock (the “Purchase Price”), of which $1,000,000 in cash and 10,000,000 shares of Company common stock were paid at closing and a promissory note was issued for $1,252,316 payable by Company to Cryocann on October 15, 2021, which represents the remaining Purchase Price of $2,500,000 minus the amount owed by Cryocann under a Loan Agreement dated April 23, 2021 by and between Cryocann and Company.

As part of the Cryocann Acquisition, we retained both Cryocann employees, who have expert knowledge of the industry, related participants, customers and the acquired patented technology. Under these employment agreements, each employee may receive compensation if specific performance targets are met in association with our future operating performance once the Cryocann technology enters the market.

Cryocann is a designer and seller of equipment developed on the basis of patented technology for cannabis varieties harvesting, refinement, and extraction. The technology reduces processing costs, increases the quality of the extracted compounds and has potential for other agricultural applications including hemp and hops. The Company is exploring the application of the underlying technology to a broad range of industries that handle high-value materials and that could benefit from our precision capture methods. We anticipate that cannabis and hemp will be the first in a series of such industries. Further, we expect to begin field-testing in the fourth quarter of this year and to start commercialization early in 2022.

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

Balance Sheet	As of June 30, 2021	As of December 31, 2020
Current assets
Cash and cash equivalents	$71,630	$196,445
Accounts receivable, net	38,142	66,043
Inventory, net	1,089,032	791,868
Total current assets	1,198,804	1,054,356

Total assets	$1,198,804	$1,054,356

Current liabilities
Accounts payable and accrued expenses	$167,681	$211,463
Total current liabilities	167,681	211,463

Total liabilities	167,681	211,463
Net assets	$1,031,123	$842,893

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Income Statement
Net sales	$1,617,647	$1,746,977	$3,313,572	$3,328,867
Cost of goods sold, inclusive of depreciation	1,006,958	1,249,875	2,125,693	2,628,051
Gross profit	610,689	497,102	1,187,879	700,816

Operating expenses:
Personnel costs	109,637	97,603	264,097	182,767
Sales and marketing	209,228	276,554	435,575	474,698
General and administrative	23,849	62,604	52,837	131,710
Legal and professional fees	8,750	12,936	30,265	21,231
Amortization expense	-	8,967	-	17,934
Total operating expenses	351,464	458,664	782,774	828,340
Gain / (loss) from operations	259,225	38,438	405,105	(127,524)

Other income (expenses):
Interest expense	(20,539)	(98,753)	(49,803)	(100,225)
Loss on foreign exchange	-	-	-	-
Total other expenses	(20,539)	(98,753)	(49,803)	(100,225)
Net gain / (loss) from discontinued operations, before taxes	238,686	(60,315)	355,302	(227,749)
Income taxes	-	-	-	-
Net loss from discontinued operations	$238,686	$(60,315)	$355,302	$(227,749)

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

The Company revised its consolidated financial statements for the fiscal year ended December 31, 2019 in which this line item was adjusted to correct the classification by reflecting accounts receivable, net of $113,599, inventory, net of $768,633, and accounts payable and accrued expenses of $337,386 in addition to a decrease in goodwill of $1,192,234 and an increase in additional-paid-in capital of $647,458.

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

The Company assessed certain accounting matters that require consideration of forecasted financial information, including, but not limited to, the carrying value of the Company’s goodwill, intangible assets, and other long-lived assets, and valuation allowances in context with the information reasonably available to the Company and the unknown future impacts of COVID-19 as of June 30, 2021 and through the date of this report. The Company’s future assessment of the magnitude and duration of COVID-19, as well as other factors, could result in material impacts to the Consolidated Financial Statements in future reporting periods.

Our unaudited financial statements for the three and six months ended June 30, 2021 have been prepared on a going concern basis and contain an additional explanatory paragraph which identifies issues that raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The continuation of our company as a going concern is dependent upon the continued financial support from its shareholders, the ability of our company to obtain necessary equity or debt financing to continue operations, the sale of assets, and ultimately the attainment of profitable operations. For the six months ended June 30, 2021, our company used $1,973,618 of cash for operating activities, incurred a net loss of $3,552,784 and has an accumulated deficit of $19,281,978 since inception. These factors raise substantial doubt regarding our company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should our company be unable to continue as a going concern.

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

Purchase Accounting for Acquisitions

We apply the acquisition method of accounting for a business combination. In general, this methodology requires us to record assets acquired and liabilities assumed at their respective fair values at the date of acquisition. Any amount of the purchase price paid that is in excess of the estimated fair value of the net assets acquired is recorded as goodwill. For certain acquisitions, we also record a liability for contingent consideration based on estimated future business performance. We monitor our assumptions surrounding these estimated future cash flows and, if there is a significant change, would record an adjustment to the contingent consideration liability and a corresponding adjustment to either income or expense. We determine fair value using widely accepted valuation techniques, primarily discounted cash flow and market multiple analyses. These types of analyses require us to make assumptions and estimates regarding industry and economic factors, the profitability of future business strategies, discount rates and cash flow.

If actual results are not consistent with our assumptions and estimates, or our assumptions and estimates change due to new information, we may be exposed to an impairment charge in the future. If the contingent consideration paid for any of our acquisitions differs from the amount initially recorded, we would record either income or expense associated with the change in liability.

Accounts Receivable, net

Accounts receivable, net is comprised of balances due from customers and are recorded at the invoiced amount. Past due balances are determined based on the contractual terms of the arrangements. Accounts receivable are accrued against when management determines, after considering economic and business conditions and all means of collection efforts have been exhausted and the potential for recovery is considered remote, that the collection of receivables is doubtful. Accounts receivable amounts, net of allowance for doubtful accounts, were $578,142 and $606,043 as of June 30, 2021 and December 31, 2020, respectively. This includes $38,142 and $66,043, respectively, related to the VIE, which is classified as held for sale. Uncollectible accounts previously recorded as receivables are recognized as bad debt expense, with a corresponding decrease to accounts receivable. Bad debt expense was $679 and $(1,461) for the three and six months ended June 30, 2021, respectively. This amount includes $679 and $(1,461), respectively, related to the VIE, which is classified as discontinued operations. Bad debt expense was $7,353 for the three and six months ended June 30, 2020. This amount includes $3,353 related to the VIE.

Inventory, net

Inventory, net is comprised of work-in-process and finished goods consisting of cannabis and cannabidiol products. Cost includes expenditures directly related to the manufacturing process as well as suitable portions of related production overheads, based on normal operating capacity. Inventory, net is stated at the lower of cost or net realizable value. The Company compares the cost of inventory with market value and writes down inventories to net realizable value, if lower. In evaluating whether inventories are stated at lower of cost or net realizable value, management considers such factors as inventories on hand, physical deterioration, obsolescence, changes in price levels, estimated time to sell such inventories and current market conditions. Due to changing market conditions, management conducted a thorough review of its inventory. As a result, a provision for inventory loss of $0 and $400,787 was charged against cost of goods sold during the six months ended June 30, 2021 and 2020, respectively, due to a write down of inventory to its net realizable value. This was based on the Company’s best estimates of product sales prices and customer demand patterns. It is at least reasonably possible that the estimates used by the Company to determine its provision for inventory losses will be materially different from the actual amounts or results. These differences could result in materially higher than expected inventory provisions, which could have a materially adverse effect on the Company’s results of operations and financial conditions in the near term.

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

Retail customer loyalty liabilities are recognized in the period in which they are incurred and will often be retired without being utilized. Shipping and handling costs are expensed as incurred and are included in cost of sales, which were not material for the three and six months ended June 30, 2021 and 2020.

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

Intangible assets with finite lives are recorded at their estimated fair value at the date of acquisition and are amortized over their estimated useful lives using the straight-line method. Amortization of assets ceases upon designation as held for sale. The estimated useful lives of intangible assets are detailed in the table below:

Estimated Useful Life
Customer relationships	6 years
Trademark/trade name	Indefinite
Developed manufacturing process	Indefinite
In process research and development	Indefinite
Patent	10 years

Intangible assets associated with in process research and development are indefinite lived until the research and development is finalized, at which point we will assess an estimated useful life.

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

Net Loss per Share

The Company follows ASC 260, Earnings Per Share, which requires presentation of basic and diluted earnings per share (“EPS”) on the face of the income statement for all entities with complex capital structures. Net earnings or loss per share is computed by dividing net income or loss by the weighted-average number of common shares outstanding during the period, excluding shares subject to redemption or forfeiture. The Company presents basic and diluted net earnings or loss per share. Diluted net earnings or loss per share reflect the actual weighted average of common shares issued and outstanding during the period, adjusted for potentially dilutive securities outstanding. Potentially dilutive securities are excluded from the computation of the diluted net loss per share if their inclusion would be anti-dilutive. There were 2,185,000 unvested RSU’s considered potentially dilutive securities outstanding as of June 30, 2021 and 2,453,172 unvested RSU’s considered potentially dilutive securities outstanding as of December 31, 2020. Diluted net loss per share is the same as basic net loss per share for each period.

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

6. Revenue Recognition

Disaggregated Revenue

	For the Three Months Ended June 30,
	2021	2020
Types of Revenues:
Medical retail (amounts related to VIE discontinued operations of $1,123,396 and $1,205,330)	$1,123,396	$1,205,330
Medical wholesale (amounts related to VIE discontinued operations of $512,282 and $336,776)	512,282	336,776
Recreational wholesale (amounts related to VIE discontinued operations of $0 and $974,426)	-	974,426
Other revenues (amounts related to VIE discontinued operations of $(18,031) and $0)	(18,031)	-
Total revenues	$1,617,647	$2,516,532

	For the Six Months Ended June 30,
	2021	2020
Types of Revenues:
Medical retail (amounts related to VIE discontinued operations of $2,253,900 and $2,283,384)	$2,253,900	$2,283,384
Medical wholesale (amounts related to VIE discontinued operations of $1,068,592 and $599,927)	1,068,592	599,927
Recreational wholesale (amounts related to VIE discontinued operations of $9,010 and $1,224,270)	9,010	1,224,270
Other revenues (amounts related to VIE discontinued operations of $(17,930) and $2,741)	(17,930)	2,741
Total revenues	$3,313,572	$4,110,322

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

Effective June 23, 2021, the Company acquired substantially all the assets of Cryocann for $3,500,000 million in cash and 10,000,000 shares of Company common stock, of which $1,000,000 in cash and 10,000,000 shares of Company common stock were paid at closing and a promissory note was issued for $1,252,316 payable by Company to Cryocann on October 15, 2021, which represents the remaining Purchase Price of $2,500,000 minus the amount owed by Cryocann under a Loan Agreement dated April 23, 2021 by and between Cryocann and the Company.

The Company concluded that the Cryocann Acquisition qualified as a business combination under ASC 805. The Company’s allocation of the purchase price was calculated as follows:

Cash	$2,247,684
Common stock	1,804,500
Promissory Note	1,220,079
Total purchase price	$5,272,263

Description	Fair Value	Weighted average useful life (in years)
Assets acquired:
Intangible assets:
In process research and development	3,209,000	Indefinite
Patent	873,263	10
Goodwill	1,190,000
Total assets acquired	$5,272,263

The estimates of the fair value of the assets acquired assumed at the date of the Cryocann Acquisition are subject to adjustment during the measurement period (up to one year from each acquisition date). The primary areas of the accounting for the Cryocann Acquisition that are not yet finalized relate to the fair value of intangible assets acquired, residual goodwill and any related tax impact. The fair value of these net assets acquired is based on management’s estimates and assumptions, as well as other information compiled by management, including valuations that utilize customary valuation procedures and techniques. While the Company believes that such preliminary estimates provide a reasonable basis for estimating the fair value of assets acquired, it evaluates any necessary information prior to finalization of the fair value. During the measurement period, the Company will adjust assets if new information is obtained about facts and circumstances that existed as of the date of the Cryocann Acquisition that, if known, would have resulted in the revised estimated values of those assets as of that date. The impact of all changes that do not qualify as measurement period adjustments are included in current period earnings. If the actual results differ from the estimates and judgments used in these fair values, the amounts recorded in the consolidated financial statements could be subject to a possible impairment of the intangible assets or goodwill, or require acceleration of the amortization expense of intangible assets in subsequent periods.

8. Discontinued Operations

In June 2020, the Company’s board of directors adopted a plan to end its involvement through the various 2019 CMI contracts with the cultivation, manufacturing of infused products and retail distribution businesses through the sale of Good Meds. The Company determined that the intended sale represented a strategic shift that will have a major effect on the Company’s operations and financial results and therefore, for financial statement reporting purposes classified Good Meds and its consolidated VIE CMI as held for sale at June 30, 2021 and December 31, 2020.

The accompanying consolidated balance sheets include the following carrying amounts of assets and liabilities related to these CMI discontinued operations:

	June 30, 2021	December 31, 2020
Assets
Accounts receivable, net	$38,142	$66,043
Prepaid expenses	13,393	7,601
Inventory, net	1,089,032	791,868
Property and equipment, net	2,938,774	2,714,771
Intangible assets, net	2,481,128	2,481,128
Security deposits	11,522	11,522
Right of use asset, net	599,443	794,907
Total current assets held for sale	7,171,434	6,867,840

Total assets held for sale	$7,171,434	$6,867,840

Liabilities
Accounts payable and accrued expenses	167,681	211,463
Taxes payable	9,935	22,645
Notes payable, related parties	-	458,599
Right of use liability	558,130	771,578
Total liabilities held for sale	735,746	1,464,285
Net assets	$6,435,688	$5,403,555

The consolidated statements of operations include the following operating results related to these CMI discontinued operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

Net sales	$1,617,647	$1,746,977	$3,313,572	$3,328,867
Cost of goods sold, inclusive of depreciation	1,006,958	1,249,875	2,125,693	2,628,051
Gross profit	610,689	497,102	1,187,879	700,816

Operating expenses:
Personnel costs	109,637	97,603	264,097	182,767
Sales and marketing	209,228	276,554	435,575	474,698
General and administrative	23,849	62,604	52,837	131,710
Legal and professional fees	8,750	12,936	30,265	21,231
Amortization expense	-	8,967	-	17,934
Total operating expenses	351,464	458,664	782,774	828,340
Gain / (loss) from operations	259,225	38,438	405,105	(127,524)

Other income (expenses):
Interest expense	(20,539)	(98,753)	(49,803)	(100,225)
Loss on foreign exchange	-	-	-	-
Total other expenses	(20,539)	(98,753)	(49,803)	(100,225)
Net gain / (loss) from discontinued operations, before taxes	238,686	(60,315)	355,302	(227,749)
Income taxes	-	-	-	-
Net loss from discontinued operations	$238,686	$(60,315)	$355,302	$(227,749)

9. Inventory, Net

Inventory, net consisted of the following:

	June 30, 2021	December 31, 2020
Finished goods (amounts related to VIE discontinued operations of $759,602 and $431,466)	$759,602	$431,466
Work-in-process inventory grow (amounts related to VIE discontinued operations of $329,430 and $360,402)	329,430	360,402
	$1,089,032	$791,868

The Company re-negotiated the selling price of the cannabidiol finished goods inventory from General Extract in 2019 and 2020. All remaining cannabidiol finished goods inventory was sold in 2020 Q2.

10. Property and Equipment, Net

Property and equipment, net consisted of the following. All property and equipment is classified as held for sale.

	June 30, 2021	December 31, 2020
Leasehold improvements	$2,770,385	$2,770,385
Machinery and equipment	1,065,885	1,065,885
Furniture and fixtures	43,331	43,331
Construction in progress	451,998	227,995
	4,331,599	4,107,596
Less: Accumulated depreciation	(1,392,825)	(1,392,825)
	$2,938,774	$2,714,771

Depreciation expense for the three and six months ended June 30, 2021 was $0 and $0, respectively. Depreciation expense for the three and six months ended June 30, 2020 was $63,793, and $131,110, respectively. Depreciation expense was recorded in cost of goods sold and general and administrative expense.

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

The carrying value of goodwill was $0 as of June 30, 2021 and December 31, 2020, respectively.

The following tables summarize information relating to the Company’s identifiable intangible assets, which are classified as held for sale, as of June 30, 2021 and December 31, 2020:

	June 30, 2021
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

Amortization expense, which is included in discontinued operations, was $0 and $0 for the three and six months ended June 30, 2021, respectively, and was $8,967 and $17,934 for the three and six months ended June 30, 2020, respectively.

12. Debt

On July 27, 2020, the Company entered into a subscription agreement consisting of 1) a convertible note and 2) warrants. The 1) convertible note has a face value of $250,000, matures August 1, 2022, and accrues interest at 8% per annum. The note is convertible into 2,500,000 shares of the Company’s common stock at a conversion price of $0.10 per share. The beneficial conversion feature is accounted for in accordance with ASC 470-20 Debt with Conversion and Other Options and the resulting debt discount is amortized over the life of the note. As of June 30, 2021, the net carrying amount is $114,583, which consists of the $250,000 convertible note and $135,417 unamortized debt discount. As of December 31, 2020, the net carrying amount is $52,083, which consists of the $250,000 convertible note and $197,917 unamortized debt discount. The warrants are exercisable to purchase an additional 2,500,000 shares of common stock at $0.25 per share.

On August 26, 2020, the Company entered into a $600,000 loan agreement, which accrues interest at 84% per annum. On January 25, 2021, the Company refinanced this loan at 93.6%, to obtain additional funding. The loan was fully repaid on April 27, 2021, with a $412,560 loan balance as of December 31, 2020.

On March 18, 2021, the Company entered into a $225,000 note payable, which accrued interest at 15% per annum. The note was fully repaid on May 7, 2021.

Between March 29, 2021 and July 6, 2021, the Company entered into a series of substantially similar subscription agreements with either domestic or non-US accredited investors, respectively (each, a “Initial Tranche Subscription Agreement (US)” and, respectively, “Initial Tranche Subscription Agreement (non-US)”) pursuant to which the Company issued and sold to certain accredited investors, in the initial tranche of a non-brokered private placement (the “Private Placement”), an aggregate 3,000 units (“Units”), each Unit representing (i) one $1,000 principal amount term note providing for an optional conversion into shares of Company common stock at a price of $0.20 per share (each the “Initial Convertible Term Note”) and (ii) a common share warrant for the purchase of 5,000 shares of Company common stock at an exercise price of $0.40 per share (each an “Initial Warrant”), for aggregate net proceeds of $3,000,000. Between May and July 6, 2021, the Company entered into a series of substantially similar subscription agreements with either domestic or non-US investors (each, a “Subscription Agreement (US)”, and, respectively, “Subscription Agreement (non-US)”) pursuant to which the Company issued and sold to certain accredited investors, in the second tranche of the Private Placement, an aggregate 1,900 units (“Units”), each Unit representing (i) one $1,000 principal amount term note (each a “Convertible Term Note”) providing for an optional conversion into shares of Company common stock at a price of $0.20 per share and (ii) a common share warrant for the purchase of 5,000 shares of Company common stock at an exercise price of $0.40 per share (each a “Warrant”), for additional aggregate net proceeds of $1,900,000. During the six months ended June 30, 2021, the Company received $4,690,000 of proceeds from the Private Placement.

13. Related Party Transactions

In conjunction with the CMI Transaction, the Company assumed a note payable in which the note holder, John Knapp (“Knapp”) is a significant shareholder in the Company. On August 6, 2020, the Company formalized the terms of this note payable. The note bears interest on an annual basis of 25% and is convertible into shares of common stock at a price of $0.25 per share. The note matures on January 31, 2021. In 2021 Q2, the Company issued 2,500,000 shares to pay off the balance of the note. Effective February 25, 2020, Knapp resigned as a director of Andina Gold, at which time 200,000 Restricted Stock Units were deemed to have vested and were converted into 200,000 common shares. Refer to Note 2 for additional details on the relationship of CMI as a VIE. The outstanding balance of the notes payable, related party was $0 and $458,599 as of June 30, 2021 and December 31, 2020, respectively.

In conjunction with the Cryocann Acquisition, the Company issued a promissory note to Matt Armstrong, an employee of the Company, for $281,771. This note receivable was issued as part of an employment agreement with Matt, effective June 22, 2021, wherein it is stipulated that the value of the note will be offset against his signing bonus on October 15, 2021. There is no interest associated with the note and the entire principal balance is due no later than October 19, 2021.

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

From January to March 2021, the Company issued 1,491,819 shares of common stock in order to raise capital.

From April to June 2021, the Company issued 10,000,000 shares of common stock related to the CryoCann transaction, 6,903,172 shares of common stock pursuant to employment agreements, 2,500,000 shares of common stock in exchange for the extinguishment of debt, and 633,125 shares of common stock in exchange for services.

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

A summary of the Company’s RSU award activity for the six months ended June 30, 2021 is as follows:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2020	2,453,175	$0.42
Granted	500,000	0.14
Vested	(903,172)	0.16
Forfeited	-	-
Outstanding at March 31, 2021	2,050,000	$0.46
Granted	6,135,000	0.15
Vested	(6,000,000)	0.15
Forfeited	-	-
Outstanding at June 30, 2021	2,185,000	0.45

The total fair value of RSUs vested during the three and six months ending June 30, 2021 was $900,000 and $3,046,602, respectively. The total fair value of RSUs vested during the three and six months ending June 30, 2020 was $2,750 and $392,810, respectively. As of June 30, 2021, there was $327,397 of unrecognized stock-based compensation cost related to non-vested RSU’s, which is expected to be recognized over the remaining vesting period.

Stock-based compensation expense relating to RSU’s was $1,091,028 and $1,341,845 for the three and six months ending June 30, 2021, respectively. Stock-based compensation expense relating to RSU’s was $58,842 and $608,431 for the three and six months ending June 30, 2020, respectively. Stock-based compensation for the three months ending June 30, 2021consisted of equity awards forfeited, granted and vested to employees, directors and consultants of the Company in the amount of $1,003,516, $71,259, and $16,253, respectively. Stock-based compensation for the six months ending June 30, 2021consisted of equity awards forfeited, granted and vested to employees, directors and consultants of the Company in the amount of $1,104,582, $204,757, and $32,506, respectively.

Expenses for stock-based compensation is included on the accompanying consolidated statements of operations in general and administrative expense.

15. Income Taxes

In accordance with ASC 740-270, the Company calculates the interim tax expense based on an annual effective tax rate (“AETR”). The AETR represents the Company’s estimated effective tax rate for the year based on full year projection of tax expense, divided by the projection of full year pretax book loss, adjusted for discrete transactions occurring during the period. The annual effective tax rate for the six months ended June 30, 2021 was 0.0%,

As of June 30, 2021, the Company has recorded a total income tax liability in the amount of $14,926. The total income tax liability recorded is in relation to the discontinued operations of the company and available for sale assets.

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

There are no other leases that meet the reporting standards of ASU Topic 842 as the Company does not have any other leases with a term exceeding twelve months. Other lease payments not accounted for under ASU Topic 842 total $16,124 and $30,516 for the three and six months ended June 30, 2021, respectively. Other lease payments not accounted for under ASU Topic 842 total $14,229 and $35,887 for the three and six months ended June 30, 2020, respectively.

An ROU asset of $1,411,461 was recognized upon the CMI Transaction. The present value of the liabilities decreased by $81,218 and $213,448 for the three and six months ended June 30, 2021, respectively. The present value of the liabilities decreased by $115,463 and $221,232 for the three and six months ended June 30, 2020, respectively. This balance is included in the operating section of the statement of cash flows for the six months ended June 30, 2021 and 2020. Operating lease cost was approximately $166,509 and $326,034 for the three and six months ended June 30, 2021, respectively. Operating lease cost was approximately $156,708 and $308,082 for the three and six months ended June 30, 2020, respectively.

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

17. Subsequent Events

On July 8, 2021, the Company received the final $210,000 of proceeds from our $4,900,000 Private Placement of convertible term notes.

Effective July 15, 2021, the Company entered into an amended and restated employment agreement (the “Employment Agreement”) with Patricia I. Kovacevic, its General Counsel and Corporate Secretary. In connection with the Employment Agreement, the Company granted the Executive a fully-vested option to purchase 1,000,000 shares of common stock of the Company at an exercise price of $0.29 per share. The option expires on July 15, 2031.

On July 15, 2021, the Company entered into a plan of merger (the “Plan of Merger”) with its wholly-owned subsidiary, CryoMass Technologies Inc. for the purpose of changing the name of the Company to CryoMass Technologies Inc. The effectiveness of the name change is pending processing by FINRA.

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

General Overview

Andina Gold Corp began as Auto Tool Technologies Inc., which was incorporated under the laws of the State of Nevada on May 10, 2011. The Company’s name was changed to AFC Building Technologies Inc. effective January 10, 2014. Effective April 26, 2018, the Company changed its name to First Colombia Development Corp. Effective October 14, 2019, the Company changed its name to Redwood Green Corp. Effective September 1, 2020, the Company changed its name to Andina Gold Corp. On July 15, 2021, the Company entered into a plan of merger with its wholly-owned subsidiary, CryoMass Technologies Inc. for the purpose of changing the name of the Company to CryoMass Technologies Inc. The effectiveness of the name change is pending processing by FINRA.

The Company’s corporate headquarters are located in Denver, Colorado.

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

On July 15, 2019, the Company, through its wholly owned subsidiary Good Acquisition Co., entered into a Membership Interest Purchase Agreement to acquire cannabis brands and other assets of Critical Mass Industries, LLC DBA Good Meds (“CMI”), a Colorado limited liability company (“CMI Transaction”). CMI is licensed by the Marijuana Enforcement Division of Colorado Department of Revenue to produce cannabis and cannabis products under its six licenses. These licenses allow for cultivation, manufacturing of infused products and retail distribution. At the time, Colorado law prohibited public companies, including the Company, from owning cannabis licenses. Therefore, CMI spun off assets acquired by the Company into two new entities, Good Holdco, LLC and Good IPCo, LLC. Under the terms of the Membership Interest Purchase Agreement, CMI retained the cannabis licenses, inventory and accounts receivable and continues to operate the cannabis business related to these assets under the agreements entered into with Andina Gold. In consideration for the transfer of the acquired assets, the Company delivered 13,553,233 shares of the Company common stock, in addition to $1,999,770 in cash paid to CMI. The Good Meds assets are currently offered for sale.

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

On June 23, 2021, the Company consummated purchase of assets of Cryocann USA Corp, a designer and seller of equipment developed on the basis of patented technology for cannabis varieties harvesting, refinement, and extraction. The technology reduces processing costs, increases the quality of the extracted compounds and has potential for other agricultural applications including hemp and hops. The Company is exploring the application of the underlying technology to a broad range of industries that handle high-value materials and that could benefit from our precision capture methods. We anticipate that cannabis and hemp will be the first in a series of such industries.

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

Our Current Business

Our business portfolio includes the accounts of CryoMass LLC (formerly known as General Extract), which is controlled by the Company through its 100% ownership interest, and CMI, a variable interest entity (“VIE”) for which the Company is deemed to be the primary beneficiary and therefore is a consolidated entity of Andina Gold for GAAP purposes.

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

On June 23, 2021, the Company consummated purchase of assets of Cryocann USA Corp through its wholly-owned subsidiary CryoMass LLC. We are currently finalizing research and development work of our patented technology and plan to target specific markets and industries to employ this ground-breaking technology. We expect to begin field-testing in the fourth quarter of this year and to start commercialization early in 2022.

Results of Operations for the Three Months Ended June 30, 2021 and 2020

Our operating results for the three months ended June 30, 2021 and 2020 are summarized as follows:

	For the Three Months Ended June 30,		Change
	2021	2020	Dollars	Percentage
Net sales	$-	$769,555	$(769,555)	-100%
Cost of goods sold, inclusive of depreciation	-	310,695	(310,695)	-100%
Gross profit	-	458,860	(458,860)	-100%
Total operating expenses	2,637,445	1,150,425	1,487,020	129%
Loss from operations	(2,637,445)	(691,565)	(1,945,880)	271%
Total other expenses	(182,098)	(16,011)	(166,087)	1,037%
Net loss from continuing operations, before taxes	(2,819,543)	(707,576)	(2,111,967)	298%
Income taxes	-	5,117	(5,117)	-100%
Net loss from continuing operations	$(2,819,543)	$(712,693)	$(2,106,850)	296%
Net income / (loss) from disc. operations, net of tax	$238,686	$(60,315)	$299,001	-496%
Net loss	$(2,580,857)	$(773,008)	$(1,807,849)	234%

Our operating results for the three months ended June 30, 2021 and 2020, relating to our variable interest entity, CMI, are classified as discontinued operations above and summarized as follows:

	For the Three Months Ended June 30,		Change
	2021	2020	Dollars	Percentage
Net sales	$1,617,647	$1,746,977	$(129,330)	-7%
Cost of goods sold, inclusive of depreciation	1,006,958	1,249,875	(242,917)	-19%
Gross profit	610,689	497,102	113,587	23%
Total operating expenses	351,464	458,664	(107,200)	-23%
Gain / (loss) from operations	259,225	38,438	220,787	574%
Total other expenses	(20,539)	(98,753)	78,214	-79%
Net income / (loss), before taxes	238,686	(60,315)	299,001	-496%
Income taxes	-	-	-	0%
Net income / (loss)	$238,686	$(60,315)	$299,001	-496%

Net Sales and Cost of Goods Sold

There were no net sales related to continuing operations for the three months ended June 30, 2021. Net sales related to continuing operations for the three months ended June 30, 2020 were $769,555. Revenue generating activities for continuing operations are attributable to General Extract. CMI net sales were $1,617,647 for the three months ended June 30, 2021, of which $1,123,396 was related to medical retail, $512,282 was related to medical wholesale, $0 was related to recreational wholesale, and $(18,031) was related to other revenues. CMI net sales were $1,746,977 for the three months ended June 30, 2020, of which $1,205,330 was related to medical retail, $336,776 was related to medical wholesale, and $204,871 was related to recreational wholesale. The overall decrease in CMI net sales for the three months ended June 30, 2021 compared to the three months ended June 30, 2020 was $129,330, or 7%, which is primarily attributable to decreased medical retail sales. Revenue generating activities for discontinued operations are attributable to CMI.

There were no cost of goods sold related to continuing operations for the three months ended June 30, 2021. Cost of goods sold related to continuing operations for the three months ended June 30, 2020 were $310,695 and primarily consisted of the cost of CBD isolate. CMI’s cost of goods sold for the three months ended June 30, 2021 were $1,006,958 and primarily consisted of allocated salaries and wages of employees directly related to the production process, cultivation supplies, rent and utilities. CMI’s cost of goods sold were $1,249,875 for the three months ended June 30, 2020, representing a decrease of $242,917 or 19%. This decrease is primarily attributable to a decrease in excise tax related to the medical / recreational product mix, a decrease in depreciation as depreciation is no longer recorded against assets held for sale, and a decrease in inventory purchases from third party suppliers.

Operating Expenses

Operating expenses encompass personnel costs, sales and marketing, general and administrative expenses, and legal and professional fees. Total operating expenses were $2,562,445 for the three months ended June 30, 2021 as compared to $1,150,425 for the three months ended June 30, 2020. The increase of $1,412,020, or 123%, was primarily attributable to the following changes in operating expenses of:

●	Personnel costs - $261,491 decrease

●	General and administrative expenses - $1,760,269 increase

The decrease of $261,491, or 38%, in personnel costs is primarily due to the fact that the Company incurred significant consulting costs during the three months ending June 30, 2020. The increase of $1,760,269, or 804%, in general and administrative expenses is primarily due to the fact that the Company incurred additional stock-based compensation expense during the three months ending June 30, 2021 related to Christian Noel’s employment agreement and stock options granted for the CryoCann transaction.

CMI operating expenses encompass personnel costs, sales and marketing, general and administrative, legal and professional fees, and amortization expense. Total operating expenses for CMI were $351,464 and $458,664 for the three months ending June 30, 2021 and 2020, respectively, representing a decrease of $107,200, or 23%. This decrease was primarily attributable to an decrease in selling related personnel costs, security costs, consulting costs, recruiting costs, and computer costs.

Other Expense

Other expense for the three months ending June 30, 2021 consisted of $170,866 interest expense and $11,232 loss on foreign exchange. Other expense for the three months ending June 30, 2020 consisted of $16,011 loss on foreign exchange. The increase in interest expense was a result of entering into a note and loan payable during 2020 Q3. The loss on foreign exchange relates to a payable agreement with General Extract’s supplier.

CMI’s other expense for the three months ending June 30, 2021 consisted of $20,539 interest expense, which primarily relates to the related party note. CMI’s other expense during the three months ending June 30, 2020 consisted of $98,753 interest expense, which primarily relates to the related party note.

Net Loss

For the foregoing reasons, we had a net loss of $2,580,857 for the three months ending June 30, 2021, or $0.02 net loss per common share – basic and diluted, compared to a net loss of $773,008 for the three months ending June 30, 2020, or $0.01 net loss per common share – basic and diluted.

Results of Operations for the Six Months Ended June 30, 2021 and 2020

Our operating results for the six months ended June 30, 2021 and 2020 are summarized as follows:

	For the Six Months Ended June 30,		Change
	2021	2020	Dollars	Percentage
Net sales	$-	$781,455	$(781,455)	-100%
Cost of goods sold, inclusive of depreciation	-	744,279	(744,279)	-100%
Gross profit	-	37,176	(37,176)	-100%
Total operating expenses	3,633,149	4,158,616	(525,467)	-13%
Loss from operations	(3,633,149)	(4,121,440)	488,291	-12%
Total other expenses	(349,937)	(16,011)	(333,926)	2,086%
Net loss from continuing operations, before taxes	(3,983,086)	(4,137,451)	154,365	-4%
Income taxes	-	5,117	(5,117)	-100%
Net loss from continuing operations	$(3,983,086)	$(4,142,568)	$159,482	-4%
Net loss from discontinued operations, net of tax	$355,302	$(227,749)	$583,051	-256%
Net loss	$(3,627,784)	$(4,370,317)	$742,533	-17%

Our operating results for the six months ended June 30, 2021 and 2020, relating to our variable interest entity, CMI, are included above and summarized as follows:

	For the six Months Ended June 30,		Change
	2021	2020	Dollars	Percentage
Net sales	$3,313,572	$3,328,867	$(15,295)	0%
Cost of goods sold, inclusive of depreciation	2,125,693	2,628,051	(502,358)	-19%
Gross profit	1,187,879	700,816	487,063	69%
Total operating expenses	782,774	828,340	(45,566)	-6%
Gain / (loss) from operations	405,105	(127,524)	532,629	-418%
Total other expenses	(49,803)	(100,225)	50,422	-50%
Net loss, before taxes	355,302	(227,749)	583,051	-256%
Income taxes	-	-	-	0%
Net loss	$355,302	$(227,749)	$583,051	-256%

Net Sales and Cost of Goods Sold

There were no net sales related to continuing operations for the six months ended June 30, 2021. Net sales related to continuing operations for the six months ended June 30, 2020 were $781,455. Revenue generating activities for continuing operations are attributable to General Extract. CMI net sales were $3,313,572 for the six months ended June 30, 2021, of which $2,253,900 was related to medical retail, $1,068,592 was related to medical wholesale, $9,010 was related to recreational wholesale, and $(17,930) was related to other revenues. CMI net sales were $3,328,867 for the six months ended June 30, 2020, of which $2,272,184 was related to medical retail, $599,227 was related to medical wholesale, $454,715 was related to recreational wholesale, and $2,741 was related to other revenues. The overall decrease in CMI net sales for the six months ended June 30, 2021 compared to the six months ended June 30, 2020 was $15,295, or 0%. Revenue generating activities for discontinued operations are attributable to CMI.

There were no cost of goods sold related to continuing operations for the six months ended June 30, 2021. Cost of goods sold related to continuing operations for the six months ended June 30, 2020 were $744,279 and primarily consisted of the cost of CBD isolate and provision for inventory loss. CMI’s cost of goods sold for the six months ended June 30, 2021 were $2,125,693 and primarily consisted of allocated salaries and wages of employees directly related to the production process, cultivation supplies, rent and utilities. CMI’s cost of goods sold were $2,628,051 for the six months ended June 30, 2020, representing a decrease of $502,358 or 19%. This decrease is primarily attributable to a decrease in excise tax related to the medical / recreational product mix, a decrease in depreciation as depreciation is no longer recorded against assets held for sale, and a decrease in inventory purchases from third party suppliers.

Operating Expenses

Operating expenses encompass personnel costs, sales and marketing, general and administrative expenses, and legal and professional fees. Total operating expenses were $3,633,149 for the six months ended June 30, 2021 as compared to $4,158,616 for the six months ended June 30, 2020. The decrease of $525,467, or 13%, was primarily attributable to the following:

●	Personnel costs - $616,889 decrease

●	General and administrative expenses - $576,031 increase

●	Legal and professional fees - $469,769 decrease

The $616,889, or 44%, decrease in personnel costs is primarily due to the fact that the Company incurred significant consulting costs during the six months ending June 30, 2020. The $576,031, or 32%, increase in general and administrative expenses is primarily due to the fact that the Company incurred additional stock-based compensation expense during the six months ending June 30, 2021 related to Christian Noel’s employment agreement and stock options granted for the Cryocann Acquisition. The $469,769, or 51%, decrease in legal and professional fees primarily resulted from the fact that the Company had increased management oversight at the parent company level during the six months ended June 30, 2020 due to the planned shift in operations.

CMI operating expenses encompass personnel costs, sales and marketing, general and administrative, legal and professional fees, and amortization expense. Total operating expenses for CMI were $782,774 and $828,340, respectively, for the six months ended June 30, 2021 and 2020, which represents a decrease of $45,566, or 6%.

Other Expense

Other expense for the six months ending June 30, 2021 consisted of $373,475 interest expense and $23,538 gain on foreign exchange. Other expense for the six months ending June 30, 2020 consisted of $16,011 loss on foreign exchange. The increase in interest expense was a result of entering into a note and loan payable during 2020 Q3. The loss on foreign exchange relates to a payable agreement with General Extract’s supplier.

CMI’s other expense for the six months ending June 30, 2021 consisted of $49,803 interest expense, which primarily relates to the related party note. CMI’s other expense during the three months ending June 30, 2020 consisted of $100,225 interest expense, which primarily relates to the related party note.

Net Loss

For the foregoing reasons, we had a net loss of $3,627,784 for the six months ending June 30, 2021, or $0.04 net loss per common share – basic and diluted, compared to a net loss of $4,370,317 for the six months ending June 30, 2020, or $0.04 net loss per common share – basic and diluted.

Liquidity, Capital Resources and Cash Flows

During 2021 Q2, the Company obtained a total of $4,690,000 cash through a convertible debt unit offering consisting of a convertible note and a warrant to purchase shares. These funds are available to cover operating expenses while exploring new business opportunities. On June 23, 2021, the Company consummated purchase of assets of Cryocann USA Corp, (see Business Overview above).

As of June 30, 2021, the Company had working capital of $5,277,185 and cash balance of $431,306. The Company estimates that it needs approximately $3,000,000 to cover overhead costs plus an additional $2,000,000 to support the operations and growth of the assets acquired from CryoCann USA Corp, over the next twelve months. There can be no assurance that the Company will be able to source financing to fund these operations, on reasonable terms, or at all.

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

Capital Resources

The following table summarizes total current assets, liabilities and working capital for the periods indicated:

	June 30, 2021	December 31, 2020
Current assets	$8,444,511	$7,798,154
Current liabilities	3,167,326	4,125,851
Working capital	$5,277,185	$3,672,303

As of June 30, 2021 and December 31, 2020, we had a cash balance of $431,306 and $329,839, respectively.

Summary of Cash Flows

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Net cash used in operating activities	$(1,582,395)	$(810,214)	$(2,048,618)	$(2,410,645)
Net cash used in investing activities	$(2,297,684)	$(184,735)	$(2,471,687)	$(451,262)
Net cash provided by financing activities	$3,649,994	$-	$4,621,772	$-

Net used in operating activities

Net cash used in operating activities was $2,048,618 during the six months ended June 30, 2021. This included a net loss of $3,983,086, a non-cash charge related to stock-based compensation of $2,074,547, a non-cash charge related to the amortization of debt discount of $62,500, the fair value of common stock issued pursuant to service agreements of $27,200 and cash used in operating activities from discontinued operations of $452,828. This was partially offset by net changes in prepaid expenses and accounts payable and accrued expenses of $223,049.

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

Net cash used in investing activities

Net cash used in investing activities was $2,471,687 during the six months ended June 30, 2021, primarily due to the purchase of property and equipment for discontinued operations and the CryoCann transaction.

Net cash used in investing activities was $451,262 during the six months ended June 30, 2020, due to the purchase of property and equipment for discontinued operations.

Net cash provided by financing activities

Net cash provided by financing activities during the six months ended June 30, 2021was $4,621,772, which consisted of $120,000 proceeds from the issuance of common stock, $412,359 repayment of loans payable, and $4,690,000 proceeds from notes payable.

Net cash provided by financing activities during the six months ended June 30, 2020 was $0.

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

Retail customer loyalty liabilities are recognized in the period in which they are incurred and will often be retired without being utilized. Shipping and handling costs are expensed as incurred and are included in cost of sales, which were not material for the three and six months ended June 30, 2021 and 2020.

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

Income Taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has adopted ASC 740, Income Taxes as of its inception. Pursuant to ASC 740 the Company is required to compute tax asset benefits for net operating losses carried forward. The potential benefits of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years. As of June 30, 2021 and December 31, 2020, the Company had no accrued interest or penalties related to uncertain tax positions.

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

Item 4. Controls and Procedures

Management’s Evaluation of Disclosure Controls and Procedures

We have carried out an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), to allow timely decisions regarding required disclosures. Based upon that evaluation, our Company’s CEO and CFO concluded that our Company’s disclosure controls and procedures were not effective as of June 30, 2021.

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

Management’s Report on Internal Control Over Financial Reporting

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2021, the end of the quarterly period covered by this report and according to the criteria established in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

Based on that evaluation, management has concluded that the Company did not maintain effective internal control over financial reporting as of the quarter ended June 30, 2021 due to the existence of significant deficiency in the internal control over financial reporting described below.

A significant deficiency is a deficiency, or a combination of deficiencies, in internal controls over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Management has determined that we did not maintain effective internal controls over financial reporting as of the quarter ended June 30, 2021 due to the existence of the following material weaknesses identified by management:

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

Management’s Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer (who is also the Company’s principal executive officer), and our chief financial officer (who is also the Company’s principal financial and accounting officer) to allow for timely decisions regarding required disclosure. Thus, in accordance with Rules 13a-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures as of June 30, 2021, which is the end of the period covered by this Form 10-Q. Based on the evaluation of these disclosure controls and procedures, and in light of the significant deficiency found in our internal controls over financial reporting, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective. The ineffectiveness of our disclosure controls and procedures was due to a significant deficiency identified in our internal control over financial reporting.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2021. During the period covered by this Quarterly Report on Form 10-Q, we have not been able to remediate the significant deficiency described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020. Our remediation efforts will continue to be implemented throughout our 2021 fiscal year. We believe that the controls that we will be implementing will improve the effectiveness of our internal control over financial reporting. As we continue to evaluate and work to improve our internal control over financial reporting, we may determine to take additional measures to address the significant deficiency or determine to supplement or modify certain of the remediation measures described above.

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

Item 1A. Risk Factors

The following risks are considered the most significant to Andina Gold Corp’s business based upon current knowledge, information and assumptions. This discussion of risk factors should be considered closely in conjunction with Management’s Discussion and Analysis beginning on page 23, including the risks and uncertainties described in the Safe Harbor Statement on pages 35, and the Notes to Consolidated Financial Statements beginning on page 5. These risk factors and other forward-looking statements that relate to future events, expectations, trends and operating periods involve certain factors that are subject to change, and important risks and uncertainties that could cause actual results to differ materially. Some of these risks and uncertainties could affect particular lines of business, while others could affect all of the Company’s businesses. Although each risk is discussed separately, many are interrelated. The Company, except as required by law, undertakes no obligation to update or revise this risk factors discussion, whether as a result of new developments or otherwise. The risks described in this Quarterly Report on Form 10-Q and the “Safe Harbor Statement” in this report are not the only risks faced by the Company. Additional risks and uncertainties may also materially affect the Company’s business, financial condition or operating results. You should not consider these risk factors to be a complete discussion of risks, uncertainties and assumptions.

Natural disasters, pandemic outbreaks or other health crises could disrupt business and result in lower sales and otherwise adversely affect our financial performance.

The occurrence of one or more natural disasters, pandemic outbreaks or other health crises (including but not limited to the COVID-19 outbreak), could adversely affect our business and financial performance. If any of these events result in the closure of one or more of our dispensaries, extended sick leave involving our personnel, or impact key suppliers, our operations and financial performance could be materially adversely affected through an inability to provide other support functions to our stores and through lost sales. These events also could affect consumer shopping patterns or prevent customers from reaching our dispensaries, which could lead to lost sales and higher markdowns, the temporary lack of an adequate work force in a market, the temporary or long-term disruption of product availability in our dispensaries and the temporary or long-term inability to obtain technology needed to effectively run our business. In addition, other factors include: We have a limited operating history in an evolving industry, which makes it difficult to accurately assess our future growth prospects; international, national and regional trade laws, regulations and policies and government farm programs and policies could significantly impair Andina Gold Corp’s profitability and growth prospects; Andina Gold Corp operates in highly competitive markets; Andina Gold Corp is subject to extensive anti-corruption laws and regulations; negative economic conditions and outlook can materially weaken demand for Andina Gold Corp’s equipment and services, limit access to funding and result in higher funding costs; Andina Gold Corp’s business results depend largely on its ability to understand its customers’ specific preferences and requirements, and to develop, manufacture and market products that meet customer demand; Andina Gold Corp’s business may be directly and indirectly affected by unfavorable weather conditions or natural disasters that reduce agricultural production and demand for agriculture equipment; Changes in the availability and price of certain raw materials, components and whole goods could result in production disruptions or increased costs and lower profits on sales of Andina Gold Corp products; Andina Gold Corp. suppliers, contract manufacturers and customers are subject to and affected by increasingly rigorous environmental, health and safety laws and regulations of federal, state and local authorities in the U.S. and various regulatory authorities with jurisdiction over Andina Gold Corp’s operations. In addition, private civil litigation on these subjects has increased, primarily in the U.S.; increasingly stringent engine emission standards could impact Andina Gold Corp’s ability to manufacture and distribute certain equipment, which could negatively affect business results; security breaches and other disruptions to Andina Gold Corp’s information technology infrastructure could interfere with Andina Gold Corp’s operations and could compromise Andina Gold Corp’s and its customers’ and suppliers’ information, exposing Andina Gold Corp to liability that would cause Andina Gold Corp’s business and reputation to suffer; Andina Gold Corp may incur increased costs due to new or more stringent greenhouse gas emission standards designed to address climate change and could be further impacted by physical effects attributed to climate change on its facilities, suppliers and customers; the agricultural equipment industry is highly seasonal, and seasonal fluctuations may significantly impact our performance; our success depends on the introduction of new products, which requires substantial expenditures; we face significant competition, and, if we are unable to compete successfully against other agricultural equipment manufacturers, we will lose customers and our net sales and profitability will decline; we have a substantial amount of indebtedness, and, as a result, we are subject to certain restrictive covenants and payment obligations that may adversely affect our ability to operate and expand our business; our business increasingly is subject to regulations relating to privacy and data protection, and if we violate any of those regulations we could be subject to significant claims, penalties and damages; we may encounter difficulties in fully exploiting the assets we acquired from Cryocann USA Corp and may not fully achieve, or achieve within a reasonable time frame, expected strategic objectives and other expected benefits of the acquisitions; if we are unable to hire and retain key personnel, we may not be able to implement our business plan and our business may fail; our growth is highly dependent on the U.S. cannabis market. New regulations causing licensing shortages and future regulations may create other limitations that decrease the demand for our products. General regulations at state and federal in the future may adversely impact our business; our indirect involvement in the cannabis industry could affect the public’s perception of us and be detrimental to our reputation; recent laws make it difficult to predict how patents will be issued or enforced in our industry; we may not be able to adequately protect our intellectual property and other proprietary rights that are material to our business; we may be subject to claims that our employees have wrongfully used or disclosed alleged trade secrets of their former employers; intellectual property disputes could cause us to spend substantial resources and distract our personnel from their normal responsibilities; intellectual property rights do not necessarily address all potential threats to our competitive advantage; our need to raise substantial funds in order to continue as a going concern; the risk that we may fail to maintain an effective system of internal controls; the costs of compliance with the Sarbanes-Oxley Act of 2002, including its effect on our ability to attract and retain qualified personnel; the impact of market conditions on the volatility of our share price; our expectation not to pay dividends in the foreseeable future; the volatility of our share price; and the potential effect of “Penny Stock” perception and rules on the level of trading activity in our stock.

We have a limited operating history in an evolving industry, which makes it difficult to accurately assess our future growth prospects.

Although we believe our management team has extensive knowledge of the cannabis industry and closely monitors changes in legislation, we also intend to provide equipment and services in an evolving industry that may not develop as expected. Furthermore, our operations continue to evolve under our business plan as we continually assess new strategic opportunities for our business within our industry. Assessing the future prospects of our business is challenging in light of both known and unknown risks and difficulties we may encounter. Growth prospects in our industry can be affected by a wide variety of factors including:

●	Competition from other similar companies;

●	Regulatory limitations on the industry we primarily supply to (cannabis agriculture) we can offer and markets we can serve;

●	Other changes in the regulation of cannabis and hemp grow, harvesting and processing;

●	Changes in cannabis industry demand and consumer behavior, which may affect the size of the agricultural businesses we intend to serve;

●	Our ability to access adequate financing on reasonable terms and our ability to raise additional capital in order to fund our operations;

●	Challenges with new machinery, services and markets; and

●	Fluctuations in the commodities markets.

We may not be able to successfully address these factors, which could negatively impact our growth, harm our business and cause our operating results to be worse than expected.

Our business, results of operations and financial condition may be adversely affected by pandemic infectious diseases, particularly the recent novel coronavirus strain known as COVID-19.

Pandemic infectious diseases, such as the current COVID-19 strains, may adversely impact our business, consolidated results of operations and financial condition. The global spread of COVID-19 has created significant volatility and uncertainty and economic disruption. The extent to which COVID-19 impacts our business, operations and financial results will depend on numerous evolving factors that we may not be able to accurately predict, including: the duration and scope of the pandemic; governmental, business and individuals’ actions that have been and continue to be taken in response to the pandemic; the impact of the pandemic on economic activity and actions taken in response; the effect on our customers and customer demand our services, products and solutions; our ability to sell and provide its services and solutions, including as a result of travel restrictions and people working from home; the ability of our customers to pay for our services and solutions; and any closures of our offices and the offices and facilities of our customers. COVID-19, as well as measures taken by governmental authorities to limit the spread of this virus, may interfere with the ability of our employees, suppliers, and other business providers to carry out their assigned tasks or supply materials or services at ordinary levels of performance relative to the requirements of our business, which may cause us to materially curtail certain of our business operations. We require additional funding and such funding may not be available to us as a result of contracting capital markets resulting from the COVID-19 pandemic. Any of these events could materially adversely affect our business, financial condition, results of operations and/or stock price.

International, national and regional trade laws, regulations and policies and government farm programs and policies could significantly impair Andina Gold Corp’s profitability and growth prospects.

International, national and regional laws, regulations and policies directly or indirectly related to or restricting the import and export of Andina Gold Corp’s products, services and technology, including protectionist policies in particular jurisdictions or for the benefit of favored industries or sectors, could harm Andina Gold Corp’s ability to grow in international markets and subject Andina Gold Corp to civil and criminal sanctions. Restricted access to global markets impairs Andina Gold Corp’s ability to export goods and services from its various manufacturing locations around the world, and limits the ability to access raw materials and high quality parts and components at competitive prices on a timely basis. Trade restrictions could limit Andina Gold Corp’s ability to capitalize on future growth opportunities in international markets and impair Andina Gold Corp’s ability to expand the business by offering new technologies, products and services. These restrictions may affect Andina Gold Corp’s competitive position. Additionally, changes in government farm programs and policies, including restrictions on cannabis and hemp cultivation and processing, can significantly influence demand for agricultural equipment.

Changing demand for certain agricultural products could have an effect on the price of farming output and consequently the demand for certain Andina Gold Corp equipment and could also result in higher research and development costs related to changing machine requirements.

Andina Gold Corp operates in highly competitive markets.

Andina Gold Corp operates in highly competitive markets. Andina Gold Corp competes with a number of other manufacturers and distributors that produce and sell similar products. Andina Gold Corp intends to compete on the basis of product performance, innovation and quality, distribution, customer service and price. Aggressive pricing or other strategies pursued by competitors, unanticipated product or manufacturing delays or Andina Gold Corp’s failure to price its products competitively could adversely affect Andina Gold Corp’s business, results of operations and financial condition.

Andina Gold Corp is subject to extensive anti-corruption laws and regulations.

Andina Gold Corp’s foreign operations, if any, must comply with all applicable laws, which may include the U.S. Foreign Corrupt Practices Act (FCPA), the UK Bribery Act or other anti-corruption laws. These anti-corruption laws generally prohibit companies and their intermediaries from making improper payments or providing anything of value to improperly influence government officials or private individuals for the purpose of obtaining or retaining a business advantage regardless of whether those practices are legal or culturally expected in a particular jurisdiction. Recently, there has been a substantial increase in the global enforcement of anti-corruption laws. Although Andina Gold Corp has a compliance program in place designed to reduce the likelihood of potential violations of such laws, violations of these laws could result in criminal or civil sanctions and have an adverse effect on Andina Gold Corp’s reputation, business and results of operations and financial condition.

Negative economic conditions and outlook can materially weaken demand for Andina Gold Corp’s equipment and services, limit access to funding and result in higher funding costs.

The demand for Andina Gold Corp’s products and services can be significantly reduced in an economic environment characterized by high unemployment, cautious consumer spending, lower corporate earnings, U.S. budget issues and lower business investment. Negative or uncertain economic conditions causing Andina Gold Corp’s customers to lack confidence in the general economic outlook can significantly reduce their likelihood of purchasing Andina Gold Corp’s equipment. If negative economic conditions affect the overall farm economy, there could be a similar effect on Andina Gold Corp’s agricultural equipment sales. In addition, uncertain or negative outlook with respect to ongoing U.S. budget issues as well as general economic conditions and outlook can cause significant changes in market liquidity conditions. Such changes could impact access to funding and associated funding costs, which could reduce the Company’s earnings and cash flows. Such changes could affect the ability of Andina Gold Corp’s customers, contract manufacturers, suppliers and lenders to finance their respective businesses, to access liquidity at acceptable financing costs, if at all, the availability of supplies, materials and manufacturing facilities and on the demand for Andina Gold Corp’s products.

Andina Gold Corp’s business results depend largely on its ability to understand its customers’ specific preferences and requirements, and to develop, manufacture and market products that meet customer demand.

Andina Gold Corp’s ability to match new product offerings to customers’ anticipated preferences for different types and sizes of equipment and various equipment features and functionality, at affordable prices, is critical to its success. This requires a thorough understanding of Andina Gold Corp’s potential customers and their needs, as well as an understanding of the cannabis and hemp cultivation dynamics and of other agricultural commodities cultivation dynamics. Failure to deliver quality products that meet customer needs at competitive prices ahead of competitors could have a significant adverse effect on Andina Gold Corp’s business.

Andina Gold Corp’s business may be directly and indirectly affected by unfavorable weather conditions or natural disasters that reduce agricultural production and demand for agriculture equipment.

Poor or unusual weather conditions can significantly affect the purchasing decisions of Andina Gold Corp’s potential customers. Natural calamities such as regional floods, hurricanes or other storms, and droughts can have significant negative effects on agricultural production. The resulting negative impact on farm income can strongly affect demand for agricultural equipment.

Changes in the availability and price of certain raw materials, components and whole goods could result in production disruptions or increased costs and lower profits on sales of Andina Gold Corp products.

Andina Gold Corp requires access to various materials and components at competitive prices to manufacture and distribute its products. Changes in the availability and price of these materials and components, which have fluctuated in the past and are more likely to fluctuate during times of economic volatility, can significantly increase the costs of production which could have a material negative effect on the profitability of the business, particularly if Andina Gold Corp, due to pricing considerations or other factors, is unable to recover the increased costs from its customers. Andina Gold Corp relies on suppliers and contract manufacturers to acquire materials and components to manufacture its products. Supply chain and contract manufacturing disruptions due to supplier or contract manufacturer financial distress, capacity constraints, business continuity, quality, delivery or disruptions due to weather-related or natural disaster events could affect Andina Gold Corp’s operations and profitability.

In determining the required quantities of our products and the manufacturing schedule, we must make significant judgments and estimates that are not based on any historical data. Because of the inherent nature of estimates, there could be significant differences between our estimates and the actual amounts of products we require, which could harm our business and results of operations.

Andina Gold Corp. suppliers, contract manufacturers and customers are subject to and affected by increasingly rigorous environmental, health and safety laws and regulations of federal, state and local authorities in the U.S. and various regulatory authorities with jurisdiction over Andina Gold Corp’s operations. In addition, private civil litigation on these subjects has increased, primarily in the U.S.

Enforcement actions arising from violations of environmental, health and safety laws or regulations can lead to investigation and defense costs, and result in significant fines or penalties. In addition, new or more stringent requirements of governmental authorities could prevent or restrict Andina Gold Corp’s operations, or those of our suppliers and customers, require significant expenditures to achieve compliance and/or give rise to civil or criminal liability. There can be no assurance that violations of such legislation and/or regulations, or private civil claims for damages to property or personal injury arising from the environmental, health or safety impacts of Andina Gold Corp’s operations, or those of our suppliers and customers, would not have consequences that result in a material adverse effect on Andina Gold Corp’s business, financial condition or results of operations.

Increasingly stringent engine emission standards could impact Andina Gold Corp’s ability to manufacture and distribute certain equipment, which could negatively affect business results.

Andina Gold Corp’s equipment operations must meet increasingly stringent engine emission reduction standards, including USEPA, Interim Tier 4/Stage IIIb and Final Tier 4/Stage IV non-road diesel emission requirements in the U.S. and European Union.

Security breaches and other disruptions to Andina Gold Corp’s information technology infrastructure could interfere with Andina Gold Corp’s operations and could compromise Andina Gold Corp’s and its customers’ and suppliers’ information, exposing Andina Gold Corp to liability that would cause Andina Gold Corp’s business and reputation to suffer.

In the ordinary course of business, Andina Gold Corp relies upon information technology networks and systems, some of which are managed by third parties, to process, transmit and store electronic information, and to manage or support a variety of business processes and activities, including supply chain, manufacturing, distribution, invoicing and collection of payments from intermediaries or other purchasers or lessees of Andina Gold Corp equipment. Andina Gold Corp uses information technology systems to record, process and summarize financial information and results of operations for internal reporting purposes and to comply with regulatory financial reporting, legal and tax requirements. Additionally, Andina Gold Corp collects and stores sensitive data, including intellectual property, proprietary business information and the proprietary business information of Andina Gold Corp’s customers and suppliers, as well as personally identifiable information of Andina Gold Corp’s customers and employees, in third party data centers, “cloud” providers and on information technology networks. The secure operation of these information technology networks and the processing and maintenance of this information is critical to Andina Gold Corp’s business operations and strategy. Such third parties, as well as, Andina Gold Corp’s information technology networks, cloud and infrastructure may be vulnerable to damage, disruptions or shutdowns due to attacks by hackers or breaches due to employee error or malfeasance or other disruptions during the process of upgrading or replacing computer software or hardware, power outages, computer viruses, telecommunication or utility failures or natural disasters or other catastrophic events. The occurrence of any of these events could compromise the respective storage networks, data centers or cloud, and the information stored there could be accessed, publicly disclosed, lost or stolen. Any such access, disclosure or other loss of information could result in legal claims or proceedings, liability or regulatory penalties under laws protecting the privacy of personal information, disrupt operations, and damage Andina Gold Corp’s reputation, which could adversely affect Andina Gold Corp’s business.

Andina Gold Corp may incur increased costs due to new or more stringent greenhouse gas emission standards designed to address climate change and could be further impacted by physical effects attributed to climate change on its facilities, suppliers and customers.

There is a growing political and scientific consensus that emissions of greenhouse gases (GHG) continue to alter the composition of Earth’s atmosphere in ways that are affecting and are expected to continue to affect the global climate. These considerations may lead to international, national, regional or local legislative or regulatory responses in the future. Various stakeholders, including legislators and regulators, shareholders and non-governmental organizations, as well as companies in many business sectors, including Andina Gold Corp, are considering ways to reduce GHG emissions. The regulation of GHG emissions from certain stationary or mobile sources could result in additional costs to Andina Gold Corp or its suppliers in the form of taxes or emission allowances, facilities improvements and energy costs, which would increase Andina Gold Corp’s operating costs through higher contract manufacturing, utility, transportation and materials costs. Increased input costs and compliance-related costs could also impact customer operations and demand for Andina Gold Corp equipment. Because the impact of any future GHG legislative, regulatory or product standard requirements on Andina Gold Corp’s businesses and products is dependent on the timing and design of mandates or standards, Andina Gold Corp is unable to predict its potential impact at this time.

Furthermore, the potential physical impacts of climate change on Andina Gold Corp’s suppliers and customers and therefore on Andina Gold Corp’s operations are highly uncertain and will be particular to the circumstances developing in various geographical regions. These may include long-term changes in temperature levels and water availability. These potential physical effects may adversely impact the demand for Andina Gold Corp’s products and the cost, production, sales and financial performance of Andina Gold Corp’s operations.

The agricultural equipment industry is highly seasonal, and seasonal fluctuations may significantly impact our performance.

The agricultural equipment business is highly seasonal, which may cause our quarterly results and our cash flow to fluctuate during the year. Farmers generally purchase agricultural equipment seasonally conjunction with the harvesting seasons. Seasonal fluctuations can significantly impact our performance in a specific quarter, or on the overall.

Our success depends on the introduction of new products, which requires substantial expenditures.

Our long-term results depend upon our ability to introduce and market new products successfully. The success of our new products will depend on a number of factors, including:

●	innovation;

●	customer acceptance;

●	the efficiency of our suppliers in providing component parts and of our contract manufacturing facilities in producing final products; and

●	the performance and quality of our products relative to those of our competitors.

We cannot predict the level of market acceptance or the amount of market share our new products will achieve. We may experience delays in the introduction of new products. Any delays or other problems with our new product launches will adversely affect our performance. In addition, introducing new products can result in decreases in revenues from our existing products. We expect to make substantial investments in product development and refinement. We may need more funding for product development and refinement than is readily available, which could adversely affect our business.

We face significant competition, and, if we are unable to compete successfully against other agricultural equipment manufacturers, we will lose customers and our net sales and profitability will decline.

The agricultural equipment business is highly competitive, particularly in the United States. Established and substantially larger agricultural equipment manufacturers, with substantially greater financial and other resources, have the capability to compete with us successfully. Our competitors may substantially increase the resources devoted to the development and marketing of products that compete with our products. In addition, competitive pressures in the agricultural equipment business may affect the market prices of new and used equipment, which, in turn, may adversely affect our performance.

If we are unable to compete successfully against other similar agricultural equipment manufacturers, we could lose customers and performance may decline.

We have a substantial amount of indebtedness, and, as a result, we are subject to certain payment obligations that may adversely affect our ability to operate and expand our business.

Our substantial indebtedness could have important adverse consequences such as:

●	requiring us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, which would reduce the availability of our cash flow to fund future working capital, capital expenditures, acquisitions and other general corporate purposes;

●	increasing our vulnerability to general adverse economic and industry conditions;

●	limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

●	restricting us from being able to introduce new products or pursuing business opportunities;

●	placing us at a competitive disadvantage compared to our competitors that may have less indebtedness; and

●	limiting, among other things, our ability to borrow additional funds, pay cash dividends or engage in or enter into certain transactions.

Our business increasingly is subject to regulations relating to privacy and data protection, and if we violate any of those regulations we could be subject to significant claims, penalties and damages.

Increasingly, the United States, the European Union and other governmental entities are imposing regulations designed to protect the collection, maintenance and transfer of personal information. For example, the European Union adopted the General Data Protection Regulation (the “GDPR”) that imposes stringent data protection requirements and greater penalties for non-compliance beginning in May 2018. The GDPR also protects a broader set of personal information than traditionally has been protected in the United States and provides for a right of “erasure.” Other regulations govern the collection and transfer of financial data and data security generally. These regulations generally impose penalties in the event of violations. While we attempt to comply with all applicable cybersecurity regulations, their implementation is complex, and, if we are not successful, we may be subject to penalties and claims for damages from regulators and the impacted individuals.

We may encounter difficulties in fully exploiting the assets we acquired from Cryocann USA Corp and may not fully achieve, or achieve within a reasonable time frame, expected strategic objectives and other expected benefits of the acquisitions.

Our recent acquisition of Cryocann USA Corp assets is expected to realize strategic and other benefits, including, among other things, the opportunity to enter the agricultural equipment industry, identify customers and provide our customers with an appealing range of products and services. However, it is impossible to predict with certainty whether, or to what extent, these benefits will be realized or whether we will be able to exploit the acquired assets in a timely and effective manner. For example:

●	the costs of using the assets in developing and manufacturing agricultural equipment may be higher than we expect and may require significant attention from our management;

●	the asset acquisition and subsequent exploitation of the assets may result in as of yet unidentified liabilities, such as infringement of third parties’ intellectual property, environmental liabilities or liabilities for violations of laws, such as the FCPA, that we did not expect; and

●	our ability to successfully carry out our growth strategies with the help of the acquired assets will be affected by, among other things, our ability to maintain and enhance our relationships with potential customers, our ability to manufacture and distribution products, changes in the spending patterns and preferences of customers and potential customers, fluctuating economic and competitive conditions and our ability to retain their key personnel.

●	litigation or other claims in connection with the acquired assets, including claims from Cryocann USA Corp customers, current or former shareholders or other third parties.

●	Our due diligence of Cryocann USA Corp may have failed to identify all liabilities associated with the acquisition. Further, the acquired assets consisted primarily of intellectual property, which does not have a market value, and we may not have correctly assessed the relative benefits and detriments of making the acquisition and may have pay acquisition consideration exceeding the value of the acquired assets.

Further acquisitions may be necessary to realize our overall corporate strategy. There can be no assurance that we will be able to identify appropriate acquisition targets, successfully acquire identified targets or successfully integrate the business of acquired companies or the assets acquired to realize the full, anticipated benefits of such acquisitions. Our ability to address these issues will determine the extent to which we are able to successfully integrate, exploit and develop the acquired assets and to realize the expected benefits of the Cryocann USA Corp. transactions. Our failure to do so could have a material adverse effect on our performance following the transaction

If we are unable to hire and retain key personnel, we may not be able to implement our business plan and our business may fail.

Our future success depends to a large extent on our ability to attract, hire, train and retain qualified managerial, operational and other personnel. We face significant competition for qualified and experienced employees in our industry and from other industries and, as a result, we may be unable to attract and retain the personnel needed to successfully conduct and grow our operations. Additionally, key personnel, including members of management, may leave and compete against us. At present, we do not have all the necessary personnel to carry out our business plans. If we are unable to hire and retain key personnel, our business will be materially adversely affected.

Our growth is highly dependent on the U.S. cannabis and hemp markets. New regulations causing licensing shortages and future regulations may create other limitations that decrease the demand for our products. General regulations at state and federal in the future may adversely impact our business.

The base of cannabis growers in the U.S. has grown over the past 20 years since the legalization of cannabis for medical uses in states such as California, Colorado and Washington. The U.S. cannabis market is still in its infancy and early adopter states such as California, Colorado and Washington represent a large portion of historical industry revenues. The U.S. cannabis cultivation market is expected to be one of the fastest growing industries in the U.S. over the next five years. If the U.S. cannabis cultivation market does not grow as expected, our business, financial condition and results of operations could be adversely impacted. The California cannabis cultivation market is expected to be one of the fastest growing industries in California over the next five years. If the California cannabis cultivation market does not grow as expected, our business, financial condition and results of operations could be adversely impacted.

Cannabis remains illegal under U.S. federal law, with cannabis listed as a Schedule I substance under the United States Controlled Substances Act of 1970 (the “CSA”). Notwithstanding laws in various states permitting certain cannabis activities, all cannabis activities, including possession, distribution, processing and manufacturing of cannabis and investment in, and financial services or transactions involving proceeds of, or promoting such activities remain illegal under various U.S. federal criminal and civil laws and regulations, including the CSA, as well as laws and regulations of several states that have not legalized some or any cannabis activities to date. Compliance with applicable state laws regarding cannabis activities does not protect us from federal prosecution or other enforcement action, such as seizure or forfeiture remedies, nor does it provide any defense to such prosecution or action. Cannabis activities conducted in or related to conduct in multiple states may potentially face a higher level of scrutiny from federal authorities. Penalties for violating federal drug, conspiracy, aiding, abetting, bank fraud and/or money laundering laws may include prison, fines, and seizure/forfeiture of property used in connection with cannabis activities, including proceeds derived from such activities.

We are not currently subject directly to any state laws or regulations controlling participants in the legal cannabis industry. However, regulation of the cannabis industry does impact our potential customers in the cultivation industry and, accordingly, there can be no assurance that changes in regulation of the industry and more rigorous enforcement by federal authorities will not have a material adverse effect on us.

Legislation and regulations pertaining to the use and cultivation of cannabis are enacted on both the state and federal government level within the United States. As a result, the laws governing the cultivation and use of cannabis may be subject to change. Any new laws and regulations limiting the use or cultivation of cannabis and any enforcement actions by state and federal governments could indirectly reduce demand for our products, and may impact our current and planned future operations.

Evolving federal and state laws and regulations pertaining to the use or cultivation of cannabis, as well active enforcement by federal or state authorities of the laws and regulations governing the use and cultivation of cannabis may indirectly and adversely affect our business, our revenues and our profits. Local, state and federal cannabis laws and regulations are broad in scope and subject to evolving interpretations, which could require the end users of certain of our products or us to incur substantial costs associated with compliance or to alter our respective business plans. In addition, violations of these laws, or allegations of such violations, could disrupt our business and result in a material adverse effect on our results of operation and financial condition.

Certain of our products may be purchased for use for agricultural products other than cannabis and/or be subject to varying, inconsistent, and rapidly changing laws, regulations, administrative practices, enforcement approaches, judicial interpretations, future scientific research and public perception.

The public’s perception of cannabis may significantly impact the cannabis industry’s success. Both the medical and adult-use of cannabis are controversial topics, and there is no guarantee that future scientific research, publicity, regulations, medical opinion, and public opinion relating to cannabis will be favorable. The cannabis industry is an early-stage business that is constantly evolving with no guarantee of viability. Among other things, such a shift in public opinion could cause state jurisdictions to abandon initiatives or proposals to legalize cultivation and sale of cannabis or adopt new laws or regulations restricting or prohibiting the cultivation of cannabis where it is now legal, thereby limiting the potential customers who are engaged in the cannabis industry.

Demand for our products may be negatively impacted depending on how laws, regulations, administrative practices, enforcement approaches, judicial interpretations, and consumer perceptions develop. We cannot predict the nature of such developments or the effect, if any, that such developments could have on our business.

Our indirect involvement in the cannabis industry could affect the public’s perception of us and be detrimental to our reputation.

Damage to our reputation can be the result of the actual or perceived occurrence of any number of events, and could include any negative publicity, whether true or not. Cannabis has often been associated with various other narcotics, violence and criminal activities, the risk of which is that our retailers and resellers that transact with cannabis businesses might attract negative publicity. There is also risk that the action(s) of other participants, companies and service providers in the cannabis industry may negatively affect the reputation of the industry as a whole and thereby negatively impact our reputation. The increased use of social media and other web-based tools used to generate, publish and discuss user-generated content and to connect with other users has made it increasingly easier for individuals and groups to communicate and share opinions and views with regard to cannabis companies and their activities, whether true or not and the cannabis industry in general, whether true or not. We do not ultimately have direct control over how the cannabis industry and its suppliers is perceived by others. Reputation loss may result in decreased investor confidence, increased challenges in developing and maintaining community relations and an impediment to our overall ability to advance its business strategy and realize on its growth prospects, thereby having a material adverse impact on our business.

Businesses involved in the cannabis industry, and investments in such businesses, are subject to a variety of laws and regulations related to money laundering, financial recordkeeping and proceeds of crimes.

We sell our products through third party retailers and resellers. Investments in the U.S. cannabis industry are subject to a variety of laws and regulations that involve money laundering, financial recordkeeping and proceeds of crime, including the BSA, as amended by the Patriot Act, other anti-money laundering laws, and any related or similar rules, regulations or guidelines, issued, administered or enforced by governmental authorities in the United States. In February 2014, the Financial Crimes Enforcement Network of the Treasury Department issued a memorandum (the “FinCEN Memo”) providing guidance to banks seeking to provide services to cannabis businesses. The FinCEN Memo outlines circumstances under which banks may provide services to cannabis businesses without risking prosecution for violation of U.S. federal money laundering laws. It refers to supplementary guidance that Deputy Attorney General Cole issued to U.S. federal prosecutors relating to the prosecution of U.S. money laundering offenses predicated on cannabis violations of the CSA and outlines extensive due diligence and reporting requirements, which most banks have viewed as onerous. The FinCEN Memo currently remains in place, but it is unclear at this time whether the current administration will continue to follow the guidelines of the FinCEN Memo. Such requirements could negatively affect the ability of certain of the end users of our products to establish and maintain banking connections.

Risks Relating to Our Intellectual Property

Recent laws make it difficult to predict how patents will be issued or enforced in our industry.

Changes in either the patent laws or interpretation of the patent laws in the United States and other countries may have a significant impact on our ability to protect our technology and enforce our intellectual property rights. There have been numerous recent changes to the patent laws and to the rules of the United States Patent and Trademark Office (the “USPTO”), which may have a significant impact on our ability to protect our technology and enforce our intellectual property rights. For example, the Leahy-Smith America Invents Act, which was signed into law in 2011, includes a transition from a “first-to-invent” system to a “first-to-file” system, and changes the way issued patents can be challenged. Certain changes, such as the institution of inter partes review and post-grant and derivation proceedings, came into effect in 2012. Substantive changes to patent law associated with the Leahy-Smith America Invents Act may affect our ability to obtain patents, and, if obtained, to enforce or defend them in litigation or inter partes review, or post-grant or derivation proceedings, all of which could harm our business.

We may not be able to adequately protect our intellectual property and other proprietary rights that are material to our business.

Our ability to compete effectively depends in part on our rights to trademarks, patents and other intellectual property rights we own. We have not sought to register every one of our intellectual properties either in the United States or in every country in which such intellectual property may be used. Furthermore, because of the differences in foreign trademark, patent and other intellectual property or proprietary rights laws, we may not receive the same protection in other countries as we would in the United States with respect to the registered brand names and issued patents we hold. If we are unable to protect our intellectual property, proprietary information and/or brand names, we could suffer a material adverse effect on our business, financial condition and results of operations.

Litigation may be necessary to enforce our intellectual property rights and protect our proprietary information, or to defend against claims by third parties that our products or services infringe their intellectual property rights. Any litigation or claims brought by or against us could result in substantial costs and diversion of our resources. A successful claim of trademark, patent or other intellectual property infringement against us, or any other successful challenge to the use of our intellectual property, could subject us to damages or prevent us from providing certain products or services, or using certain of our recognized brand names, which could have a material adverse effect on our business, financial condition and results of operations.

Obtaining and maintaining our patent protection depends on compliance with various procedural, document submissions, fee payment and other requirements imposed by governmental patent agencies, and our patent protection could be reduced or eliminated for noncompliance with these requirements.

Periodic maintenance or annuity fees on any issued patents are due to be paid to the USPTO, and/or foreign patent agencies in several stages over the lifetime of the patent. The USPTO and various foreign governmental patent agencies require compliance with a number of procedural, documentary, fee payments and other similar provisions during the patent application process. While an inadvertent or unintentional lapse can in many cases be cured by payment of a late fee or by other means in accordance with the applicable rules, there are situations in which noncompliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. Noncompliance events that could result in abandonment or lapse of a patent or patent application include, but are not limited to, failure to respond to official actions within prescribed time limits, nonpayment of fees and failure to properly legalize and submit formal documents. If we or our licensors fail to maintain the patents and patent applications covering our products, our competitors might be able to enter the market, which would have a material adverse effect on our business.

From time to time, we may need to rely on licenses to proprietary technologies, which may be difficult or expensive to obtain or we may lose certain licenses which may be difficult to replace, harming our competitive position.

We may need to obtain licenses to patents and other proprietary rights held by third parties to develop, manufacture and market our products, if, for example, we sought to develop our products, in conjunction with any patented technology. If we are unable to timely obtain these licenses on commercially reasonable terms and maintain these licenses, our ability to commercially market our products, may be inhibited or prevented, which could have a material adverse effect on our business, results of operations, financial condition and cash flows.

In spite of our best efforts, our licensors might conclude that we have materially breached our license agreements and might therefore terminate the license agreements, thereby removing our ability to develop and commercialize products and technology covered by these license agreements. If these in-licenses are terminated, or if the underlying patents fail to provide the intended exclusivity, competitors may have the freedom to market products identical to ours.

Third parties may initiate legal proceedings alleging that we are infringing their intellectual property rights, the outcome of which would be uncertain and could have a material adverse effect on the success of our business.

Our success depends upon our ability to develop, manufacture, market and sell our products, and to use our proprietary technologies without infringing the proprietary rights of third parties. We may become party to, or threatened with, future adversarial proceedings or litigation regarding intellectual property rights with respect to our products and technology, including interference or derivation proceedings and various other post-grant proceedings before the USPTO and/or non-United States opposition proceedings. Third parties may assert infringement claims against us based on existing patents or patents that may be granted in the future. As a result of any such infringement claims, or to avoid potential claims, we may choose or be compelled to seek intellectual property licenses from third parties. These licenses may not be available on acceptable terms, or at all. Even if we are able to obtain a license, the license would likely obligate us to pay license fees, royalties, minimum royalties and/or milestone payments and the rights granted to us could be nonexclusive, which would mean that our competitors may be able to obtain licenses to the same intellectual property. Ultimately, we could be prevented from commercializing a product and/or technology or be forced to cease some aspect of our business operations if, as a result of actual or threatened infringement claims, we are unable to enter into licenses of the relevant intellectual property on acceptable terms. Further, if we attempt to modify a product and/or technology or to develop alternative methods or products in response to infringement claims or to avoid potential claims, we could incur substantial costs, encounter delays in product introductions or interruptions in sales.

We may be subject to claims that our employees have wrongfully used or disclosed alleged trade secrets of their former employers.

Although we try to ensure that our employees do not use the proprietary information or know-how of others in their work for us, we may be subject to claims that we or these employees have used or disclosed intellectual property, including trade secrets or other proprietary information, of any such employee’s former employer. We are not aware of any threatened or pending claims related to these matters or concerning agreements with our employees, but in the future litigation may be necessary to defend against such claims. If we fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights or personnel. Even if we are successful in defending against such claims, litigation could result in substantial costs and be a distraction to management.

Intellectual property disputes could cause us to spend substantial resources and distract our personnel from their normal responsibilities.

Even if resolved in our favor, litigation or other legal proceedings relating to intellectual property claims may cause us to incur significant expenses, and could distract our personnel from their normal responsibilities. In addition, there could be public announcements of the results of hearings, motions or other interim proceedings or developments, and if securities analysts or investors perceive these results to be negative, it could have a substantial adverse effect on the value of our common stock. Such litigation or proceedings could substantially increase our operating losses and reduce the resources available for development activities or any future sales, marketing or distribution activities. We may not have sufficient financial or other resources to adequately conduct such litigation or proceedings. Some of our competitors may be able to sustain the costs of such litigation or proceedings more effectively than we can because of their greater financial resources. Uncertainties resulting from the initiation and continuation of patent litigation or other proceedings could have a material adverse effect on our ability to compete in the marketplace.

Intellectual property rights do not necessarily address all potential threats to our competitive advantage.

The degree of future protection afforded by our intellectual property rights is uncertain because intellectual property rights have limitations, and may not adequately protect our business, or permit us to maintain our competitive advantage. The following examples are illustrative:

●	Others may be able to construct products that are similar to our products but that are not covered by the claims of the patents that we own or have exclusively licensed;

●	We or our licensors or strategic collaborators, if any, might not have been the first to make the inventions covered by the issued patent or pending patent application that we own or have exclusively licensed;

●	We or our licensors or strategic collaborators, if any, might not have been the first to file patent applications covering certain of our inventions;

●	Others may independently develop similar or alternative technologies or duplicate any of our technologies without infringing our intellectual property rights;

●	It is possible that our pending patent applications will not lead to issued patents;

●	Issued patents that we own or have exclusively licensed may not provide us with any competitive advantages, or may be held invalid or unenforceable, as a result of legal challenges by our competitors;

●	Our competitors might conduct research and development activities in countries where we do not have patent rights and then use the information learned from such activities to develop competitive products for sale in our major commercial markets;

●	We may not develop additional proprietary technologies that are patentable; and

●	The patents of others may have an adverse effect on our business.

●	Should any of these events occur, they could significantly harm our business, results of operations and prospects.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description
10.1	Cryocann USA Corporation Asset Purchase Agreement, dated June 22, 2021, incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K, filed on June 28, 2021.
31.1*	Section 302 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer.
31.2*	Section 302 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer and Principal Accounting Officer.
32.1*	Section 906 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer.
32.2*	Section 906 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer and Principal Accounting Officer.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANDINA GOLD CORP.
(Registrant)

Dated: August 23, 2021

/s/ Christian Noel
Christian Noel
Chief Executive Officer and Director
(Principal Executive Officer)

Dated: August 23, 2021

/s/ Philip Mullin
Philip Mullin
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)