Form 10-Q
period 2021-09-30
Cryomass Technologies, Inc.
filed 2021-11-12
CIK 1533030

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-56155

CRYOMASS TECHNOLOGIES INC.

(Exact name of registrant as specified in its charter)

Nevada	82-5051728
(State of incorporation)	(IRS Employer Identification No.)

1001 Bannock Street, Suite 612, Denver, CO	80204
(Address of principal executive offices)	(Zip Code)

303-222-8092

(Registrant’s telephone number, including area code)

ANDINA GOLD CORP.

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

As of November 9, 2021, the registrant had 159,121,467 shares of its common stock, par value $0.001 per share, outstanding.

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

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CRYOMASS TECHNOLOGIES INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	September 30, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$237,552	$329,839
Accounts receivable, net	540,000	540,000
Prepaid expenses	117,604	60,475
Related party note receivable	281,771	-
Assets held for sale, current	7,313,798	6,867,840
Total current assets	8,490,725	7,798,154

Property and equipment, net	135,000	-
Intangible assets, net	4,060,431	-
Goodwill	1,190,000	-
Total assets	$13,876,156	$7,798,154

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$3,124,652	$2,248,235
Loans payable	286,441	412,560
Taxes payable	771	771
Note payable, related party	1,457,669	-
Liabilities held for sale, current	677,084	1,464,285
Total current liabilities	5,546,617	4,125,851
Notes payable	4,982,944	52,083
Deferred tax liability	14,926	14,926
Total liabilities	10,544,487	4,192,860

Commitments and contingencies (Note 16)

Shareholders’ equity:
Preferred stock, $0.001 par value, 100,000 shares authorized, no shares issued and outstanding respectively	-	-
Common stock, $0.001 par value, 500,000,000 shares authorized, 120,058,181 and 97,005,817 shares issued and outstanding on September 30, 2021 and December 31, 2020, respectively	120,058	97,006
Additional paid-in capital	24,622,355	19,138,947
Common stock to be issued	-	98,535
Accumulated deficit	(21,410,744)	(15,729,194)
Total shareholders’ equity	3,331,669	3,605,294
Total liabilities and shareholders’ equity	$13,876,156	$7,798,154

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CRYOMASS TECHNOLOGIES INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

Net sales	$-	$-	$-	$781,455
Cost of goods sold, inclusive of provision for inventory loss of $0 and $400,787 for the three and nine months, respectively, ended September 30, 2020	-	-	-	744,279
Gross profit	-	-	-	37,176

Operating expenses:
Personnel costs	1,204,621	509,031	2,004,417	1,925,716
Sales and marketing	44,049	-	44,063	14,854
General and administrative	445,748	382,869	2,821,541	2,182,631
Amortization expense	21,832	-	21,832	-
Legal and professional fees	340,226	289,484	797,772	1,216,799
Total operating expenses	2,056,476	1,181,384	5,689,625	5,340,000
Loss from operations	(2,056,476)	(1,181,384)	(5,689,625)	(5,302,824)

Other income (expenses):
Interest expense	(270,552)	(85,040)	(644,027)	(85,040)
Gain / (loss) on foreign exchange	23,170	(36,500)	46,708	(52,511)
Total other expenses	(247,382)	(121,540)	(597,319)	(137,551)
Net loss from continuing operations, before taxes	(2,303,858)	(1,302,924)	(6,286,944)	(5,440,375)
Income taxes	-	2,559	-	7,676
Net loss from continuing operations	(2,303,858)	(1,305,483)	(6,286,944)	(5,448,051)
Net gain / (loss) from discontinued operations, net of tax	250,092	(4,634,506)	605,394	(4,862,255)
Net loss	$(2,053,766)	$(5,939,989)	$(5,681,550)	$(10,310,306)

Comprehensive loss from discontinued operations	-	-	-	-
Comprehensive loss	$(2,053,766)	$(5,939,989)	$(5,681,550)	$(10,310,306)

Net loss per common share:
Loss from continuing operations - basic and diluted	$(0.02)	$(0.01)	$(0.06)	$(0.05)

Gain / (loss) from discontinued operations - basic and diluted	$0.00	$(0.05)	$0.01	$(0.05)

Loss per common share - basic and diluted	$(0.02)	$(0.06)	$(0.05)	$(0.10)

Weighted average common shares outstanding—basic and diluted	118,939,488	93,060,753	107,846,167	101,611,540

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CRYOMASS TECHNOLOGIES INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(UNAUDITED)

	Common Stock		Additional Paid-In	Common Stock to	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Be Issued	Deficit	Equity
Balance at December 31, 2019 (Revised)	106,216,708	$106,216	$16,894,103	$-	$(3,913,287)	$13,087,032
Issuance of common stock pursuant to separation agreement	1,175,549	1,176	763,049	-	-	764,225
Issuance of common stock pursuant to accelerated vesting of RSU’s	600,000	600	389,460	-	-	390,060
Stock-based compensation	-	-	159,529	-	-	159,529
Net loss	-	-	-	-	(3,597,309)	(3,597,309)
Balance at March 31, 2020	107,992,257	$107,992	$18,206,141	$-	$(7,510,596)	$10,803,537
Share cancellations	(15,050,000)	-	-	-	-	-
Stock-based compensation	-	-	58,842	-	-	58,842
Net loss	-	-	-	-	(773,008)	(773,008)
Balance at June 30, 2020	92,942,257	107,992	18,264,983	-	(8,283,604)	10,089,371
Share cancellations	(300,000)	(15,350)	15,350	-	-	-
Share issuance	70,000	70	14,930	-	-	15,000
Stock-based compensation	757,895	758	219,641	-	-	220,399
Beneficial Conversion Feature of Note Payable	-	-	250,000	-	-	250,000
Net loss	-	-	-	-	(5,939,989)	(5,939,989)
Balance at September 30, 2020	93,470,152	93,470	18,764,904	-	(14,223,593)	4,634,781
Balance at December 31, 2020	97,005,817	$97,006	$19,138,947	$98,535	$(15,729,194)	$3,605,294
Share issuance	1,491,819	1,492	207,043	(98,535)	-	110,000
Stock-based compensation	-	-	250,817	-	-	250,817
Net loss	-	-	-	-	(1,046,927)	(1,046,927)
Balance at March 31, 2021	98,497,636	$98,498	$19,596,807	$-	$(16,776,121)	$2,919,184
Share issuance	201,586	202	-	-	-	202
Share issuance related to Cryocann asset purchase	10,000,000	10,000	1,794,500	-	-	1,804,500
Share issuance pursuant to employment agreements	6,701,586	6,701	894,000	-	-	900,701
Share issuance in exchange for extinguishment of debt	2,500,000	2,500	505,902	-	-	508,402
Share issuance in exchange for services	633,125	633	56,867	-	-	57,500
Stock-based compensation	-	-	190,026	-	-	190,026
Stock options issued and outstanding	-	-	710,202	-	-	710,202
Net loss	-	-	-	-	(2,580,857)	(2,580,857)
Balance at June 30, 2021	118,533,933	$118,534	$23,748,304	$-	$(19,356,978)	$4,509,860
Share issuance	798,414	798	199,000	-	-	199,798
Share issuance in exchange for services	633,707	634	239,853	-	-	240,487
Share issuance for interest payment on note payable	92,127	92	23,317	-	-	23,409
Stock-based compensation	-	-	68,628	-	-	68,628
Stock options issued and outstanding	-	-	258,003	-	-	258,003
Beneficial Conversion Feature of Note Payable	-	-	85,250	-	-	85,250
Net loss	-	-	-	-	(2,053,766)	(2,053,766)
Balance at September 30, 2021	120,058,181	$120,058	$24,622,355	$-	$(21,410,744)	$3,331,669

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CRYOMASS TECHNOLOGIES INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended September 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,286,944)	$(5,448,051)
Adjustments to reconcile net loss to net cash used in operating activities from continuing operations:
Depreciation and amortization expense	21,832	-
Amortization of debt discount	30,861	20,833
Provision for inventory loss	-	400,787
Stock-based compensation expense	2,400,976	1,593,055
Deferred income tax expense	-	2,985
Fair value of common stock issued pursuant to service and advisory agreements	291,096	15,000
Change in operating assets and liabilities:
Accounts receivable	-	(684,000)
Prepaid expenses	(57,129)	(71,408)
Inventory, net	-	(60,787)
Assets held for sale	-	7,134
Accounts payable and accrued expenses	876,417	843,353
Taxes payable	-	771
Net cash used in operating activities from continuing operations	(2,722,891)	(3,380,328)
Net cash provided by / (used in) operating activities from disc ops	(347,204)	132,937
Net cash used in operating activities	(3,070,095)	(3,247,391)
CASH FLOWS FROM INVESTING ACTIVITIES:
Cash payment for Cryocann asset purchase	(1,000,000)	-
Issuance of other payable related to Cryocann asset purchase	(1,247,684)	-
Purchase of property and equipment	(135,000)	-
Net cash used in investing activities from continuing operations	(2,382,684)	-
Net cash used in investing activities from discontinued operations	(280,561)	(462,174)
Net cash used in investing activities	(2,663,245)	(462,174)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from note payable, related parties	237,590	-
Proceeds from issuance of common stock	320,000	-
Repayment of loans payable, current	(40,668)	-
Proceeds from loans payable	-	600,000
Proceeds from notes payable	4,900,000	250,000
Related party note disbursement	(281,771)	-
Net cash provided by financing activities from continuing operations	5,135,151	850,000
Net cash provided by financing activities from discontinued operations	505,902	-
Net cash provided by financing activities	5,641,053	850,000
Net increase / (decrease) in cash from continuing operations	29,576	(2,530,328)
Net increase / (decrease) in cash from discontinued operations	(121,863)	(329,237)
Cash at beginning of period	329,839	3,473,770
Cash at end of period	$237,552	$614,205
Supplemental disclosure of cash flow information:
Cash paid for interest	$283,330	$46,038
Supplemental disclosure of non-cash investing and financing activities:
Common stock issued pursuant to separation agreement	$-	$764,225
Common stock issued pursuant to vesting of restricted stock units	$2,851,103	$390,060

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of the Business

Cryomass Technologies Inc (“Cryomass Technologies” or the “Company”) began as Auto Tool Technologies Inc., which was incorporated under the laws of the State of Nevada on May 10, 2011. The Company’s name was changed to AFC Building Technologies Inc. effective January 10, 2014. Effective April 26, 2018, the Company changed its name to First Colombia Development Corp. Effective October 14, 2019, the Company changed its name to Redwood Green Corp. Effective September 1, 2020, the Company changed its name to Andina Gold Corp. On July 15, 2021, the Company entered into a plan of merger with a wholly-owned subsidiary, the effect of which was to change its name to Cryomass Technologies Inc. Our ticker symbol changed from AGOL to CRYM.

On May 10, 2018, the Company acquired all the issued and outstanding share capital of First Colombia Devco S.A.S. (“Devco”) a Colombian company and began to establish various business ventures in Colombia in the agriculture and real estate development, tourism, and infrastructure sectors before commencing to phase them out in April 2019.

On July 1, 2019, the Company acquired 100% of the membership interests in General Extract, LLC (“General Extract”), a Colorado limited liability company. General Extract was founded in 2015 as an importer, distributor, broker and postprocessor of hemp and hemp derivatives. The Company acquired all of the issued and outstanding membership interests, including business plans and access to contacts. Effective August 27, 2021, General Extract became Cryomass LLC.

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

Good Meds, the operating unit of CMI, is based in Denver, CO, and operates in a 60,000-square-foot cultivation and processing facility. The Denver facility produces cannabis for sale as dry flower and biomass input for processing into Marijuana-Infused Products (“MIP”), such as live resin, wax and budder. Good Meds also operates two medical marijuana dispensaries and related businesses in Colorado (see Note 2). The business has been in operation since 2009. Its mission is to deliver high-quality, safely manufactured, sustainable, innovative, and accessible cannabis products which support individual well-being.

The Company is actively pursuing divestiture of its Colorado-based subsidiaries and assets.

In August 2020, the Company merged with its wholly owned Nevada subsidiary, Andina Gold Corp., and changed its name into Andina Gold Corp. On October 21, 2020, FINRA issued an advisory accepting the company’s name change from Redwood Green Corp to Andina Gold Corp and ticker symbol change to AGOL effective as of October 22, 2020. In August 2020, the Company established a wholly owned Colombian subsidiary, Andina Gold Colombia SAS for the purpose of pursuing opportunities in the gold exploration business in Colombia. In December 2020, due to the death of the top geologist exploring opportunities on behalf of the Company, and the effects of the ongoing Coronavirus pandemic, the Company determined that pursuit of gold exploration in Colombia was no longer a practical alternative.

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

Balance Sheet	As of September 30, 2021	As of December 31, 2020
Current assets
Cash and cash equivalents	$117,113	$196,445
Accounts receivable, net	38,188	66,043
Inventory, net	1,311,197	791,868
Total current assets	1,466,498	1,054,356

Total assets	$1,466,498	$1,054,356

Current liabilities
Accounts payable and accrued expenses	$252,882	$211,463
Total current liabilities	252,882	211,463

Total liabilities	252,882	211,463
Net assets	$1,213,616	$842,893

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Income Statement
Net sales	$1,399,505	$1,858,202	$4,713,077	$5,187,069
Cost of goods sold, inclusive of depreciation	857,281	1,354,626	2,982,974	3,982,677
Gross profit	542,224	503,576	1,730,103	1,204,392

Operating expenses:
Personnel costs	71,085	104,021	335,182	286,788
Sales and marketing	186,190	224,382	621,765	699,080
General and administrative	29,307	54,904	82,144	186,614
Legal and professional fees	5,550	56,436	35,815	77,667
Amortization expense	-	8,967	-	26,901
Total operating expenses	292,132	448,710	1,074,906	1,277,050
Gain / (loss) from operations	250,092	54,866	655,197	(72,658)

Other income (expenses):
Interest expense	-	(25,858)	(49,803)	(126,083)
Goodwill impairment	-	(4,663,514)	-	(4,663,514)
Total operating expenses	292,132	(4,689,372)	(49,803)	(4,789,597)
Net income from discontinued operations	$250,092	$(4,634,506)	$605,394	$(4,862,255)

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

The Company revised its consolidated financial statements for the fiscal year ended December 31, 2019, in which this line item was adjusted to correct the classification by reflecting accounts receivable, net of $113,599, inventory, net of $768,633, and accounts payable and accrued expenses of $337,386 in addition to a decrease in goodwill of $1,192,234 and an increase in additional-paid-in capital of $647,458.

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

4. Going Concern Uncertainty, Financial Conditions and Management’s Plans

The Company believes it has sufficient cash available (most of which was received subsequent to the end of the quarter) to fund its anticipated level of operations for at least the next twelve months. During the quarter and subsequent to quarter end, the Company raised a total of $9,954,000 in private placements, and reduced debt by $4,900,000 in debt -to-equity conversions. Approximately $3,000,000 is required by management to operate the parent company for the next twelve months and the capital expenditures and startup costs associated with Cryomass LLC are anticipated to be approximately $3,000,000. Therefore, management believes that it has sufficient cash available to support this level of operations for the foreseeable future..

Our unaudited financial statements for the three and nine months ended September 30, 2021 have been prepared on a going concern basis. The continuation of our company as a going concern is dependent upon the continued financial support from its shareholders, the ability of our company to obtain necessary equity or debt financing to continue operations, the sale of assets, and ultimately the attainment of profitable operations. For the nine months ended September 30, 2021, our company used $3,070,095 of cash for operating activities, incurred a net loss of $5,645,288 and has an accumulated deficit of $21,374,482 since inception. While management believes the Company has sufficient cash available to support an anticipated level of operations for at least the next twelve months, there can be no assurance that it will continue to be able to obtain necessary equity or debt funding, or funding through the sale of assets, or attainment of sufficient levels of profitability to sustain operations beyond that time.

On March 11, 2020, the 2019 novel coronavirus (“COVID-19) was characterized as a “pandemic.”  The Company’s operations were impacted in the United States. The impact of COVID-19 developments and uncertainty with respect to the economic effects of the pandemic has introduced significant volatility in the financial markets.

The Company assessed certain accounting matters that require consideration of forecasted financial information, including, but not limited to, the carrying value of the Company’s goodwill, intangible assets, and other long-lived assets, and valuation allowances in context with the information reasonably available to the Company and the unknown future impacts of COVID-19 as of September 30, 2021 and through the date of this report. The Company’s future assessment of the magnitude and duration of COVID-19, as well as other factors, could result in material impacts to the Consolidated Financial Statements in future reporting periods.

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

5. Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with GAAP for interim financial information and with the Securities and Exchange Commission (“SEC”) for interim reporting. Accordingly, they do not include certain footnotes and financial presentations normally required under GAAP for complete financial statements. The consolidated financial statements include the accounts of Cryomass Technologies Inc., Cryomass Inc. and CMI, a VIE for which the Company is deemed to be the primary beneficiary. All significant intercompany balances and transactions have been eliminated in consolidation. The Company operates as one segment from its corporate headquarters in Colorado. The unaudited consolidated financial statements have been prepared on the same basis as the annual financial statements, with exception to the revision as described in Note 3 and reflect all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position and the results of operations and cash flows. The results for the three and nine-month periods ended September 30, 2021 and 2020 are not necessarily indicative of the results to be expected for any subsequent period or the entire year ending December 31, 2021. These unaudited interim consolidated financial statements should be read in conjunction with the Company’s annual audited financial statements and notes thereto for the year ended December 31, 2020, included in the Company’s Form 10-K filed on March 30, 2021 with the SEC.

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

Accounts Receivable, net

Accounts receivable, net is comprised of balances due from customers and are recorded at the invoiced amount. Past due balances are determined based on the contractual terms of the arrangements. Accounts receiveable are accrued against when management determines, after considering economic and business conditions and all means of collection efforts have been exhausted and the potential for recovery is considered remote, that the collection of receivables is doubtful. Accounts receivable amounts, net of allowance for doubtful accounts, were $578,188 and $606,043 as of September 2021 and December 31, 2020, respectively. This includes $38,188 and $66,043, respectively, related to the VIE, which is classified as held for sale. Uncollectible accounts previously recorded as receivables are recognized as bad debt expense, with a corresponding decrease to accounts receivable. Bad debt expense was $2,415 and $954 for the three and nine months ended September 30, 2021, respectively. This amount includes $2,415 and $954, respectively, related to the VIE, which is classified as discontinued operations. Bad debt expense was $34,765 and $42,118 for the three and nine months ended September 30, 2020, respectively. This amount includes $(1,235) and $2,118, respectively, related to the VIE.

Inventory, net

Inventory, net is comprised of work-in-process and finished goods consisting of cannabis and cannabidiol products. Cost includes expenditures directly related to the manufacturing process as well as suitable portions of related production overheads, based on normal operating capacity. Inventory, net is stated at the lower of cost or net realizable value. The Company compares the cost of inventory with market value and writes down inventories to net realizable value, if lower. In evaluating whether inventories are stated at lower of cost or net realizable value, management considers such factors as inventories on hand, physical deterioration, obsolescence, changes in price levels, estimated time to sell such inventories and current market conditions. Due to changing market conditions, management conducted a thorough review of its inventory. As a result, a provision for inventory loss of $0 and $400,787 was charged against cost of goods sold during the nine months ended September 30, 2021 and 2020, respectively, due to a write down of inventory to its net realizable value. This was based on the Company’s best estimates of product sales prices and customer demand patterns. It is at least reasonably possible that the estimates used by the Company to determine its provision for inventory losses will be materially different from the actual amounts or results. These differences could result in materially higher than expected inventory provisions, which could have a materially adverse effect on the Company’s results of operations and financial conditions in the near term.

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

The Company’s revenue consists of sales of cannabis and ancillary products to both retail consumers and wholesale customers. Revenue for retail customers is recognized upon completion of the transaction in the point-of-sale system and satisfaction of the sale by providing the corresponding inventory at the retail location. Revenue for wholesale customers is recognized upon acceptance of the physical goods and confirmation by acceptance of the inventory in the regulatory marijuana enforcement tracking reporting compliance (“METRC”) system. Revenue is recognized upon transfer of control of promised products to customers, generally as risk of loss passes, in an amount that reflects the consideration the Company expects to receive in exchange for those products. Taxes collected from customers, which are subsequently remitted to governmental authorities, are excluded from revenue.

Retail customer loyalty liabilities are recognized in the period in which they are incurred and will often be retired without being utilized. Shipping and handling costs are expensed as incurred and are included in cost of sales, which were not material for the three and nine months ended September 30, 2021 and 2020.

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

Net Loss per Share

The Company follows ASC 260, Earnings Per Share, which requires presentation of basic and diluted earnings per share (“EPS”) on the face of the income statement for all entities with complex capital structures. Net earnings or loss per share is computed by dividing net income or loss by the weighted-average number of common shares outstanding during the period, excluding shares subject to redemption or forfeiture. The Company presents basic and diluted net earnings or loss per share. Diluted net earnings or loss per share reflect the actual weighted average of common shares issued and outstanding during the period, adjusted for potentially dilutive securities outstanding. Potentially dilutive securities are excluded from the computation of the diluted net loss per share if their inclusion would be anti-dilutive. There were 2,185,000 unvested RSU’s considered potentially dilutive securities outstanding as of September 30, 2021 and 2,453,172 unvested RSU’s considered potentially dilutive securities outstanding as of December 31, 2020. Diluted net loss per share is the same as basic net loss per share for each period.

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

6. Revenue Recognition

Disaggregated Revenue

	For the Three Months Ended September 30,
	2021	2020
Types of Revenues:
Medical retail (amounts related to VIE discontinued operations of $943,012 and $1,259,120)	$943,012	$1,259,120
Medical wholesale (amounts related to VIE discontinued operations of $456,540 and $455,521)	456,540	455,521
Recreational wholesale (amounts related to VIE discontinued operations of $(47) and $143,561)	(47)	143,561
Other revenues (amounts related to VIE discontinued operations of $0 and $0)	-	-
Total revenues	$1,399,505	$1,858,202

	For the Nine Months Ended September 30,
	2021	2020
Types of Revenues:
Medical retail (amounts related to VIE discontinued operations of $3,196,912 and $3,531,304)	$3,196,912	$3,542,504
Medical wholesale (amounts related to VIE discontinued operations of $1,525,132 and $1,054,748)	1,525,132	1,055,448
Recreational wholesale (amounts related to VIE discontinued operations of $8,963 and $598,276)	8,963	1,367,831
Other revenues (amounts related to VIE discontinued operations of $(17,930) and $2,741)	(17,930)	2,741
Total revenues	$4,713,077	$5,968,524

7. Business Combination

Effective July 15, 2019, the Company acquired cannabis-related brands and other assets of CMI. In consideration of the sale and transfer of the acquired assets, the Company delivered 13,553,233 shares of Cryomass Technologies common stock, in addition to $1,999,770 in cash to the members of CMI, and to CMI, respectively.

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

The estimates of the fair value of the assets acquired assumed at the date of the Cryocann Acquisition are subject to adjustment during the measurement period (up to one year from each acquisition date). The primary areas of the accounting for the Cryocann Acquisition that are not yet finalized relate to the fair value of intangible assets acquired, residual goodwill and any related tax impact. The fair value of these net assets acquired is based on management’s estimates and assumptions, as well as other information compiled by management, including valuations that utilize customary valuation procedures and techniques. While the Company believes that such preliminary estimates provide a reasonable basis for estimating the fair value of assets acquired, it evaluates any necessary information prior to finalization of the fair value. During the measurement period, the Company will adjust assets if new information is obtained about facts and circumstances that existed as of the date of the Cryocann Acquisition that, if known, would have resulted in the revised estimated values of those assets as of that date. The impact of all changes that do not qualify as measurement period adjustments are included in current period earnings. If the actual results differ from the estimates and judgments used in these fair values, the amounts recorded in the consolidated financial statements could be subject to a possible impairment of the intangible assets or goodwill or require acceleration of the amortization expense of intangible assets in subsequent periods.

8. Discontinued Operations

In June 2020, the Company’s board of directors adopted a plan to end its involvement through the various 2019 CMI contracts with the cultivation, manufacturing of infused products and retail distribution businesses through the sale of Good Meds. The Company determined that the intended sale represented a strategic shift that will have a major effect on the Company’s operations and financial results and therefore, for financial statement reporting purposes classified Good Meds and its consolidated VIE CMI as held for sale at September 30, 2021 and December 31, 2020.

The accompanying consolidated balance sheets include the following carrying amounts of assets and liabilities related to these CMI discontinued operations:

	September 30, 2021	December 31, 2020
Assets
Accounts receivable, net	$38,188	$66,043
Prepaid expenses	11,696	7,601
Inventory, net	1,311,197	791,868
Property and equipment, net	2,995,332	2,714,771
Intangible assets, net	2,481,128	2,481,128
Security deposits	11,522	11,522
Right of use asset, net	464,735	794,907
Total current assets held for sale	7,313,798	6,867,840

Total assets held for sale	$7,313,798	$6,867,840

Liabilities
Accounts payable and accrued expenses	252,882	211,463
Taxes payable	16,331	22,645
Notes payable, related parties	-	458,599
Right of use liability	407,871	771,578
Total liabilities held for sale	677,084	1,464,285
Net assets	$6,636,714	$5,403,555

The consolidated statements of operations include the following operating results related to these CMI discontinued operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

Net sales	$1,399,505	$1,858,202	$4,713,077	$5,187,069
Cost of goods sold, inclusive of depreciation	857,281	1,354,626	2,982,974	3,982,677
Gross profit	542,224	503,576	1,730,103	1,204,392

Operating expenses:
Personnel costs	71,085	104,021	335,182	286,788
Sales and marketing	186,190	224,382	621,765	699,080
General and administrative	29,307	54,904	82,144	186,614
Legal and professional fees	5,550	56,436	35,815	77,667
Amortization expense	-	8,967	-	26,901
Total operating expenses	292,132	448,710	1,074,906	1,277,050
Gain / (loss) from operations	250,092	54,866	655,197	(72,658)

Other income (expenses):
Interest expense	-	(25,858)	(49,803)	(126,083)
Goodwill impairment	-	(4,663,514)	-	(4,663,514)
Total other expenses	-	(4,689,372)	(49,803)	(4,789,597)
Net gain / (loss) from discontinued operations, before taxes	250,092	(4,634,506)	605,394	(4,862,255)
Income taxes	-	-	-	-
Net loss from discontinued operations	$250,092	$(4,634,506)	$605,394	$(4,862,255)

9. Inventory, Net

Inventory, net consisted of the following:

	September 30, 2021	December 31, 2020
Finished goods (amounts related to VIE discontinued operations of $1,003,985 and $431,466)	$1,003,985	$431,466
Work-in-process inventory grow (amounts related to VIE discontinued operations of $307,212 and $360,402)	307,212	360,402
	$1,311,197	$791,868

The Company re-negotiated the selling price of the cannabidiol finished goods inventory from Cryomass LLC in 2019 and 2020. All remaining cannabidiol finished goods inventory was sold in 2020 Q2.

10. Property and Equipment, Net

Property and equipment, net consisted of the following. All property and equipment is classified as held for sale, except for $135,000 of machinery and equipment held by Cryomass Inc.

	September 30, 2021	December 31, 2020
Leasehold improvements	$2,770,385	$2,770,385
Machinery and equipment	1,207,443	1,065,885
Furniture and fixtures	43,331	43,331
Construction in progress	501,998	227,995
	4,523,157	4,107,596
Less: Accumulated depreciation	(1,392,825)	(1,392,825)
	$3,130,332	$2,714,771

Depreciation expense for the three and nine months ended September 30, 2021 was $0 and $0, respectively. Depreciation expense for the three and nine months ended September 30, 2020 was $0, and $131,110, respectively. Depreciation expense was recorded in cost of goods sold and general and administrative expense.

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

The carrying value of goodwill was $1,190,000 and $0, as of September 30, 2021 and December 31, 2020, respectively.

The following tables summarize information relating to the Company’s identifiable intangible assets, which are classified as held for sale, as of September 30, 2021 and December 31, 2020:

	September 30, 2021
	Estimated Useful Life (Years)	Gross Amount	Accumulated Amortization	Impairment	Carrying Value
Amortized
Customer relationships	6 years	$215,900	$(43,554)	$(27,023)	$145,323
Patent	10 years	873,263	(21,832)	-	851,431
Total amortized		1,089,163	(65,386)	(27,023)	996,754

Indefinite-lived
In-process research and development	Indefinite	3,209,000	-	-	3,209,000
Trademark/trade name	Indefinite	1,340,000	-	(167,723)	1,172,277
Developed manufacturing process	Indefinite	1,330,000	-	(166,472)	1,163,528
Total indefinite-lived		5,879,000	-	(334,195)	5,544,805

Total identifiable intangible assets		$6,968,163	$(65,386)	$(361,218)	$6,541,559

	December 31, 2020
	Estimated Useful Life (Years)	Gross Amount	Accumulated Amortization	Impairment	Carrying Value
Amortized
Customer relationships	6 years	$215,900	$(43,554)	$(27,023)	$145,323
Total amortized		215,900	(43,554)	(27,023)	145,323

Indefinite-lived
Trademark/trade name	Indefinite	1,340,000	-	(167,723)	1,172,277
Developed manufacturing process	Indefinite	1,330,000	-	(166,472)	1,163,528
Total indefinite-lived		2,670,000	-	(334,195)	2,335,805

Total identifiable intangible assets		$2,885,900	$(43,554)	$(361,218)	$2,481,128

Amortization expense, which is included in continuing operations, was $21,832 and $21,832 for the three and nine months ended September 30, 2021, respectively, and was $8,967 and $26,901 for the three and nine months ended September 30, 2020, respectively. Amortization expense included in discontinued operations was $8,967 and $26,901 for the three and nine months ended September 30, 2020, respectively.

12. Debt

On July 27, 2020, the Company entered into a subscription agreement consisting of 1) a convertible note and 2) warrants. The 1) convertible note has a face value of $250,000, matures August 1, 2022, and accrues interest at 8% per annum. The note is convertible into 2,500,000 shares of the Company’s common stock at a conversion price of $0.10 per share. The beneficial conversion feature is accounted for in accordance with ASC 470-20 Debt with Conversion and Other Options and the resulting debt discount is amortized over the life of the note. As of September 30, 2021, the net carrying amount is $145,833, which consists of the $250,000 convertible note and $104,167 unamortized debt discount. As of December 31, 2020, the net carrying amount is $52,083, which consists of the $250,000 convertible note and $197,917 unamortized debt discount. The warrants are exercisable to purchase an additional 2,500,000 shares of common stock at $0.25 per share.

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

Between March 29, 2021 and July 6, 2021, the Company entered into a series of similar subscription agreements with either domestic or non-US accredited investors, respectively (each, a “Initial Tranche Subscription Agreement (US)” and, respectively, “Initial Tranche Subscription Agreement (non-US)”) pursuant to which the Company issued and sold to certain accredited investors, in the initial tranche of a non-brokered private placement (the “Private Placement”), an aggregate 3,000 units (“Units”), each Unit representing (i) one $1,000 principal amount term note providing for an optional conversion into shares of Company common stock at a price of $0.20 per share (each the “Initial Convertible Term Note”) and (ii) a common share warrant for the purchase of 5,000 shares of Company common stock at an exercise price of $0.40 per share (each an “Initial Warrant”), for aggregate net proceeds of $3,000,000. Between May and July 6, 2021, the Company entered into a series of substantially similar subscription agreements with either domestic or non-US investors (each, a “Subscription Agreement (US)”, and, respectively, “Subscription Agreement (non-US)”) pursuant to which the Company issued and sold to certain accredited investors, in the second tranche of the Private Placement, an aggregate 1,900 units (“Units”), each Unit representing (i) one $1,000 principal amount term note (each a “Convertible Term Note”) providing for an optional conversion into shares of Company common stock at a price of $0.20 per share and (ii) a common share warrant for the purchase of 5,000 shares of Company common stock at an exercise price of $0.40 per share (each a “Warrant”), for additional aggregate net proceeds of $1,900,000. During the nine months ended September 30, 2021, the Company received $4,900,000 of proceeds from the Private Placement.

On August 20, 2021, the Company entered into a $300,000 loan agreement, which accrues interest at 91.23% per annum. Payment is due on a weekly basis up to the maturity date of May 27, 2021. The loan had an outstanding balance of $286,441 as of September 30, 2021. The loan was fully repaid on October 19, 2021. See Note 17 for further detail regarding the loan repayment.

13. Related Party Transactions

In conjunction with the CMI Transaction, the Company assumed a note payable in which the note holder, John Knapp (“Knapp”) is a significant shareholder in the Company. In the second quarter of 2021, the Company issued 2,500,000 shares to pay off the balance of the note. Effective February 25, 2020, Knapp resigned as a director of Cryomass Technologies, at which time 200,000 Restricted Stock Units were deemed to have vested and were converted into 200,000 common shares. Refer to Note 2 for additional details on the relationship of CMI as a VIE. The outstanding balance of the notes payable, related party was $0 and $458,599 as of September 30, 2021 and December 31, 2020, respectively.

In conjunction with the Cryocann Acquisition, the Company received a promissory note from Matt Armstrong, an employee of the Company, for $281,771. This note receivable was issued as part of an employment agreement with Matt Armstrong, effective June 22, 2021, and was offset against his signing bonus on October 15, 2021. There was no interest associated with the note.

On August 19, 2021, the Company entered into a loan agreement of $237,590 with its Chief Executive Officer, Christian Noel. The note accrues interest at 14% per annum and was repaid on October 22, 2021.

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

From July to September 2021, the Company issued 798,414 shares of common stock in order to raise capital, 633,707 shares of common stock in exchange for services, and 92,127 shares of common stock for interest payment on a note payable.

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

A summary of the Company’s RSU award activity for the nine months ended September 30, 2021 is as follows:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2020	2,453,175	$0.42
Granted	500,000	0.14
Vested	(903,172)	0.16
Forfeited	-	-
Outstanding at March 31, 2021	2,050,003	$0.46
Granted	6,135,000	0.15
Vested	(6,000,000)	0.15
Forfeited	-	-
Outstanding at June 30, 2021	2,185,003	0.45
Granted	-	-
Vested	-	-
Forfeited	-	-
Outstanding at September 30, 2021	2,185,003	0.45

The total fair value of RSUs vested during the three and nine months ending September 30, 2021 was $0 and $2,851,102, respectively. The total fair value of RSUs vested during the three and nine months ending September 30, 2020 was $144,000 and $536,810, respectively. As of September 30, 2021, there was $202,069 of unrecognized stock-based compensation cost related to non-vested RSU’s, which is expected to be recognized over the remaining vesting period.

Stock-based compensation expense relating to RSU’s was $68,328 and $1,410,173 for the three and nine months ending September 30, 2021, respectively. Stock-based compensation expense relating to RSU’s was $220,399 and $828,830 for the three and nine months ending September 30, 2020, respectively. Stock-based compensation for the three months ending September 30, 2021 consisted of equity awards forfeited, granted and vested to employees, directors and consultants of the Company in the amount of $(19,184), $71,259, and $16,253, respectively. Stock-based compensation for the nine months ending September 30, 2021 consisted of equity awards forfeited, granted and vested to employees, directors and consultants of the Company in the amount of $1,085,398, $276,016, and $48,759, respectively.

Expenses for stock-based compensation is included on the accompanying consolidated statements of operations in general and administrative expense.

15. Income Taxes

In accordance with ASC 740-270, the Company calculates the interim tax expense based on an annual effective tax rate (“AETR”). The AETR represents the Company’s estimated effective tax rate for the year based on full year projection of tax expense, divided by the projection of full year pretax book loss, adjusted for discrete transactions occurring during the period. The annual effective tax rate for the nine months ended September 30, 2021 was 0.0%,

As of September 30, 2021, the Company has recorded a total income tax liability in the amount of $14,926. The total income tax liability recorded is in relation to the discontinued operations of the company and available for sale assets.

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

There are no other leases that meet the reporting standards of ASU Topic 842 as the Company does not have any other leases with a term exceeding twelve months. Other lease payments not accounted for under ASU Topic 842 total $16,190 and $46,706 for the three and nine months ended September 30, 2021, respectively. Other lease payments not accounted for under ASU Topic 842 total $19,584 and $55,471 for the three and nine months ended September 30, 2020, respectively.

An ROU asset of $1,411,461 was recognized upon the CMI Transaction. The present value of the liabilities decreased by $150,259 and 363,707 for the three and nine months ended September 30, 2021, respectively. The present value of the liabilities decreased by $123,530 and $344,762 for the three and nine months ended September 30, 2020, respectively. This balance is included in the operating section of the statement of cash flows for the nine months ended September 30, 2021 and 2020. Operating lease cost was approximately $169,326 and $495,360 for the three and nine months ended September 30, 2021, respectively. Operating lease cost was approximately $159,525 and $467,607 for the three and nine months ended September 30, 2020, respectively.

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

17. Subsequent Events

On October 10, 2021, the Company issued 62,500 shares of common stock at $0.35 per share. On October 25, 2021 the Company issued 543,000 and 270,000 shares of common stock at $0.50 and $0.52 per share, respectively. These issuances were in exchange for services.

From October 10, 2021 to October 26, 2021, convertible note holders converted their notes into 24,614,500 shares of common stock at $0.20 per share. These conversions were associated with the Initial Convertible Term Note and Convertible Term Note defined in Note 12.

Between October 14, 2021 and November 3, 2021, the Company issued 13,590,000 shares of common stock at $0.20 per share in order to raise capital.

On October 15, 2021, the Company fully repaid the promissory note that was issued for $1,252,316 payable by the Company to Cryocann as part of the Cryocann Acquisition.

On October 15, 2021, our related party note receivable of $281,771 was relieved through the signing bonus due to Matt Armstrong as part of his employment agreement.

On October 19, 2021, the Company fully repaid the remaining principal balance for the $286,441 note entered into on August 20, 2021.

On October 22, 2021, the Company fully repaid the related party note due to its Chief Executive Officer, Christian Noel.

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

Unless expressly indicated or the context requires otherwise, the terms “Cryomass Technologies,” the “Company,” “we,” “us,” and “our” refer to Cryomass Technologies Inc., a Nevada corporation, and, where appropriate, its wholly owned subsidiaries.

General Overview

Cryomass Technologies Inc began as Auto Tool Technologies Inc., which was incorporated under the laws of the State of Nevada on May 10, 2011. The Company’s name was changed to AFC Building Technologies Inc. effective January 10, 2014. Effective April 26, 2018, the Company changed its name to First Colombia Development Corp. Effective October 14, 2019, the Company changed its name to Redwood Green Corp. Effective September 1, 2020, the Company changed its name to Andina Gold Corp. On July 15, 2021, the Company entered into a plan of merger with its wholly-owned subsidiary, Cryomass Technologies Inc. a Nevada corporation, pursuant to which we agreed that subsidiary would merge with and into our company. Following the consummation of the merger, the separate existence of the subsidiary ceased, and we continued as the surviving corporation with our name changed to Cryomass Technologies Inc. effective August 27, 2021. Our ticker symbol changed from AGOL to CRYM.

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

On July 1, 2019, the Company acquired 100% of the membership interests in General Extract, LLC (“General Extract”), a Colorado limited liability company. General Extract was founded in 2015 as an importer, distributor, broker and postprocessor of hemp and hemp derivatives. The Company acquired all of the issued and outstanding membership interests, including business plans and access to contacts. In consideration of the sale and transfer of the membership interests, the Company delivered 299,170 shares, representing 100% of the ownership of First Colombia Devco. Effective August 27, 2021, General Extract became Cryomass LLC.

On July 15, 2019, the Company, through its wholly owned subsidiary Good Acquisition Co., entered into a Membership Interest Purchase Agreement to acquire cannabis brands and other assets of Critical Mass Industries, LLC DBA Good Meds (“CMI”), a Colorado limited liability company (“CMI Transaction”). CMI is licensed by the Marijuana Enforcement Division of Colorado Department of Revenue to produce cannabis and cannabis products under its six licenses. These licenses allow for cultivation, manufacturing of infused products and retail distribution. At the time, Colorado law prohibited public companies, including the Company, from owning cannabis licenses. Therefore, CMI spun off assets acquired by the Company into two new entities, Good Holdco, LLC and Good IPCo, LLC. Under the terms of the Membership Interest Purchase Agreement, CMI retained the cannabis licenses, inventory and accounts receivable and continues to operate the cannabis business related to these assets under the agreements entered into with Cryomass Technologies. In consideration for the transfer of the acquired assets, the Company delivered 13,553,233 shares of the Company common stock, in addition to $1,999,770 in cash paid to CMI. The Good Meds assets are currently offered for sale.

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

Our Current Business

Our business portfolio includes the accounts of Cryomass LLC (formerly known as General Extract), which is controlled by the Company through its 100% ownership interest, and CMI, a variable interest entity (“VIE”) for which the Company is deemed to be the primary beneficiary and therefore is a consolidated entity of Cryomass Technologies for GAAP purposes.

In August 2020, the Company’s board of directors redirected the Company’s business strategy to exit the cultivation, manufacturing of infused products and retail distribution businesses. Therefore, the Company’s operations and financial results relating to CMI, a VIE of the Company, has been reported as discontinued operations held for sale.

The Company identified strategic opportunities in gold exploration in Colombia and briefly considered moving into the pursuit of opportunities in this field. However, circumstances came to light that rendered these initiatives impractical, including travel restrictions due to Covid-19 and the death of our local geological advisor.

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

Results of Operations for the Three Months Ended September 30, 2021 and 2020

Our operating results for the three months ended September 30, 2021 and 2020 are summarized as follows:

	For the Three Months Ended September 30,		Change
	2021	2020	Dollars	Percentage
Net sales	$-	$-	$-	0%
Cost of goods sold, inclusive of depreciation	-	-	-	0%
Gross profit	-	-	-	0%
Total operating expenses	2,056,476	1,181,384	875,092	74%
Loss from operations	(2,056,476)	(1,181,384)	(875,092)	74%
Total other expenses	(247,382)	(121,540)	(125,842)	104%
Net loss from continuing operations, before taxes	(2,303,858)	(1,302,924)	(1,000,934)	77%
Income taxes	-	2,559	(2,559)	-100%
Net loss from continuing operations	$(2,303,858)	$(1,305,483)	$(998,375)	76%
Net income / (loss) from disc. operations, net of tax	$250,092	$(4,634,506)	$4,884,598	-105%
Net loss	$(2,053,766)	$(5,939,989)	$3,886,223	-65%

Our operating results for the three months ended September 30, 2021 and 2020, relating to our variable interest entity, CMI, are classified as discontinued operations above and summarized as follows:

	For the Three Months Ended September 30,		Change
	2021	2020	Dollars	Percentage
Net sales	$1,399,505	$1,858,202	$(458,697)	-25%
Cost of goods sold, inclusive of depreciation	857,281	1,354,626	(497,345)	-37%
Gross profit	542,224	503,576	38,648	8%
Total operating expenses	292,132	448,710	(156,578)	-35%
Gain / (loss) from operations	250,092	54,866	195,226	356%
Total other expenses	-	(4,689,372)	4,689,372	-100%
Net income / (loss), before taxes	250,092	(4,634,506)	4,884,598	-105%
Income taxes	-	-	-	0%
Net income / (loss)	$250,092	$(4,634,506)	$4,884,598	-105%

Net Sales and Cost of Goods Sold

There were no net sales related to continuing operations for the three months ended September 30, 2021 and 2020. Revenue generating activities for continuing operations are attributable to Cryomass LLC. CMI net sales were $1,399,505 for the three months ended September 30, 2021, of which $943,012 was related to medical retail, $456,540 was related to medical wholesale, $(47) was related to recreational wholesale, and $0 was related to other revenues. CMI net sales were $1,858,202 for the three months ended September 30, 2020, of which $1,259,120 was related to medical retail, $455,521 was related to medical wholesale, and $381,746 was related to recreational wholesale. The overall decrease in CMI net sales for the three months ended September 30, 2021 compared to the three months ended September 30, 2020 was $458,697, or 25%, which is primarily attributable to decreased medical retail sales. Revenue generating activities for discontinued operations are attributable to CMI.

There were no cost of goods sold related to continuing operations for the three months ended September 30, 2021 and 2020. CMI’s cost of goods sold for the three months ended September 30, 2021 were $857,281 and primarily consisted of allocated salaries and wages of employees directly related to the production process, cultivation supplies, rent and utilities. CMI’s cost of goods sold were $1,354,626 for the three months ended September 30, 2020, representing a decrease of $497,345 or 37%. This decrease is primarily attributable to a decrease in excise tax related to the medical / recreational product mix, a decrease in depreciation as depreciation is no longer recorded against assets held for sale, and a decrease in inventory purchases from third party suppliers.

Operating Expenses

Operating expenses encompass personnel costs, sales and marketing, general and administrative expenses, and legal and professional fees. Total operating expenses were $2,056,476 for the three months ended September 30, 2021 as compared to $1,181,384 for the three months ended September 30, 2020. The increase of $875,092, or 74%, was primarily attributable to the following changes in operating expenses of:

●	Personnel costs - $695,590 increase

●	General and administrative expenses - $62,879 increase

The increase of $695,590, or 137%, in personnel costs is primarily due to the fact that the Company accrued significant bonuses for its employees during the three months ending September 30, 2021. The increase of $62,879, or 16%, in general and administrative expenses is primarily due to additional stock options expense during the three months ending September 30, 2021 related to an employment agreement.

CMI operating expenses encompass personnel costs, sales and marketing, general and administrative, legal and professional fees, and amortization expense. Total operating expenses for CMI were $292,132 and $448,710 for the three months ending September 30, 2021 and 2020, respectively, representing a decrease of $156,578, or 35%. This decrease was primarily attributable to a decrease in selling related personnel costs, security costs, consulting costs, recruiting costs, and computer costs.

Other Expense

Other expense for the three months ending September 30, 2021 consisted of $270,552 interest expense and a $23,170 gain on foreign exchange. Other expense for the three months ending September 30, 2020 consisted of $85,040 interest expense and $36,500 loss on foreign exchange. The increase in interest expense was a result of entering into numerous debt agreements from Q3 2020 to Q3 2021. The gain on foreign exchange relates to a payable agreement with Cryomass LLC’s supplier.

CMI recorded no other expense during the three months ending September 30, 2021. CMI’s other expense during the three months ending September 30, 2020 consisted of $25,858 interest expense, which primarily relates to the related party note, and $4,663,514 goodwill impairment.

Net Loss

For the foregoing reasons, we had a net loss of $2,017,504 for the three months ending September 30, 2021, or $0.02 net loss per common share – basic and diluted, compared to a net loss of $5,939,989 for the three months ending September 30, 2020, or $0.06 net loss per common share – basic and diluted.

Results of Operations for the Nine Months Ended September 30, 2021 and 2020

Our operating results for the nine months ended September 30, 2021 and 2020 are summarized as follows:

	For the Nine Months Ended September 30,		Change
	2021	2020	Dollars	Percentage
Net sales	$-	$781,455	$(781,455)	-100%
Cost of goods sold, inclusive of depreciation	-	744,279	(744,279)	-100%
Gross profit	-	37,176	(37,176)	-100%
Total operating expenses	5,689,625	5,340,000	349,625	7%
Loss from operations	(5,689,625)	(5,302,824)	(386,801)	7%
Total other expenses	(597,319)	(137,551)	(459,768)	334%
Net loss from continuing operations, before taxes	(6,286,944)	(5,440,375)	(846,569)	16%
Income taxes	-	7,676	(7,676)	-100%
Net loss from continuing operations	$(6,286,944)	$(5,448,051)	$(838,893)	15%
Net loss from discontinued operations, net of tax	$605,394	$(4,862,255)	$5,467,649	-112%
Net loss	$(5,681,550)	$(10,310,306)	$4,628,756	-45%

Our operating results for the nine months ended September 30, 2021 and 2020, relating to our variable interest entity, CMI, are included above and summarized as follows:

	For the Nine Months Ended September 30,		Change
	2021	2020	Dollars	Percentage
Net sales	$4,713,077	$5,187,069	$(473,992)	-9%
Cost of goods sold, inclusive of depreciation	2,982,974	3,982,677	(999,703)	-25%
Gross profit	1,730,103	1,204,392	525,711	44%
Total operating expenses	1,074,906	1,277,050	(202,144)	-16%
Gain / (loss) from operations	655,197	(72,658)	727,855	-1,002%
Total other expenses	(49,803)	(4,789,597)	4,739,794	-99%
Net loss, before taxes	605,394	(4,862,255)	5,467,649	-112%
Income taxes	-	-	-	N/A
Net loss	$605,394	$(4,862,255)	$5,467,649	-112%

Net Sales and Cost of Goods Sold

There were no net sales related to continuing operations for the nine months ended September 30, 2021. Net sales related to continuing operations for the nine months ended September 30, 2020 were $781,455. Revenue generating activities for continuing operations are attributable to Cryomass LLC. CMI net sales were $4,713,077 for the nine months ended September 30, 2021, of which $3,196,912 was related to medical retail, $1,525,132 was related to medical wholesale, $8,963 was related to recreational wholesale, and $(17,930) was related to other revenues. CMI net sales were $5,187,069 for the nine months ended September 30, 2020, of which $3,531,304 was related to medical retail, $1,054,748 was related to medical wholesale, $598,276 was related to recreational wholesale, and $2,741 was related to other revenues. The overall decrease in CMI net sales for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 was $473,992, or 9%. Revenue generating activities for discontinued operations are attributable to CMI.

There were no cost of goods sold related to continuing operations for the nine months ended September 30, 2021. Cost of goods sold related to continuing operations for the nine months ended September 30, 2020 were $744,279 and primarily consisted of the cost of CBD isolate and provision for inventory loss. CMI’s cost of goods sold for the nine months ended September 30, 2021 were $2,982,974 and primarily consisted of allocated salaries and wages of employees directly related to the production process, cultivation supplies, rent and utilities. CMI’s cost of goods sold were $3,982,677 for the nine months ended September 30, 2020, representing a decrease of $999,703 or 25%. This decrease is primarily attributable to a decrease in excise tax related to the medical / recreational product mix, a decrease in depreciation as depreciation is no longer recorded against assets held for sale, and a decrease in inventory purchases from third party suppliers.

Operating Expenses

Operating expenses encompass personnel costs, sales and marketing, general and administrative expenses, and legal and professional fees. Total operating expenses were $5,689,625 for the nine months ended September 30, 2021 as compared to $5,340,000 for the nine months ended September 30, 2020. The increase of $349,625, or 7%, was primarily attributable to the following:

●	Personnel costs - $78,701 increase

●	General and administrative expenses - $638,910 increase

●	Legal and professional fees - $419,027 decrease

The $78,701 or 4%, increase in personnel costs is primarily due to the fact that the Company accrued significant bonuses for its employees during the nine months ending September 30, 2021. The $638,910, or 29%, increase in general and administrative expenses is primarily due to the fact that the Company incurred additional stock-based compensation expense during the nine months ending September 30, 2021 related to Christian Noel’s employment agreement and stock options granted for the Cryocann Acquisition as well as stock options granted to Patricia Kovacevic. The $419,027, or 34%, decrease in legal and professional fees primarily resulted from the fact that the Company had increased management oversight at the parent company level during the nine months ended September 30, 2020 due to the planned shift in operations.

CMI operating expenses encompass personnel costs, sales and marketing, general and administrative, legal and professional fees, and amortization expense. Total operating expenses for CMI were $1,074,906 and $1,277,050, respectively, for the nine months ended September 30, 2021 and 2020, which represents a decrease of $202,144, or 16%.

Other Expense

Other expense for the nine months ending September 30, 2021 consisted of $644,027 interest expense and $46,708 gain on foreign exchange. Other expense for the nine months ending September 30, 2020 consisted of $85,040 interest expense and $52,511 loss on foreign exchange. The increase in interest expense was a result of entering into numerous debt agreements from Q3 2020 to Q3 2021. The gain on foreign exchange relates to a payable agreement with Cryomass LLC’s supplier.

CMI’s other expense for the nine months ending September 30, 2021 consisted of $49,803 interest expense, which primarily relates to the related party note. CMI’s other expense during the three months ending September 30, 2020 consisted of $126,083 interest expense, which primarily relates to the related party note.

Net Loss

For the foregoing reasons, we had a net loss of $5,681,550 for the nine months ending September 30, 2021, or $0.05 net loss per common share – basic and diluted, compared to a net loss of $10,310,306 for the nine months ending September 30, 2020, or $0.10 net loss per common share – basic and diluted.

Liquidity, Capital Resources and Cash Flows

During 2021 Q2 and Q3, the Company obtained a total of $4,900,000 cash through a convertible debt unit offering consisting of a convertible note and a warrant to purchase shares. These funds are available to cover operating expenses while exploring new business opportunities. On June 23, 2021, the Company consummated purchase of assets of Cryocann USA Corp.

As of September 30, 2021, the Company had working capital of $4,877,533 and cash balance of $237,552. The Company estimates that it needs approximately $3,000,000 to cover overhead costs plus an additional $3,000,000 to support the capital expenditures and operations and growth of the assets acquired from CryoCann USA Corp, over the next twelve months. Management believes it has sufficient cash available, based on proceeds from a private placement completed after the end of the current quarter to support the anticipated level of operations for the foreseeable future..

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

Going Concern

Management believes it has sufficient cash available to support an anticipated level of operations for the foreseeable future.

Capital Resources

The following table summarizes total current assets, liabilities and working capital for the periods indicated:

	September 30, 2021	December 31, 2020
Current assets	$8,490,725	$7,798,154
Current liabilities	5,546,617	4,125,851
Working capital	$2,944,108	$3,672,303

As of September 30, 2021 and December 31, 2020, we had a cash balance of $237,552 and $329,839, respectively, however, subsequent to quarter end, as of November 5, 2021, the Company raised $9,954,000 in private placements plus reduced debt by $4,900,000 in debt-to-equity conversions.

Summary of Cash Flows

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Net cash used in operating activities	$(1,021,477)	$(836,746)	$(3,070,095)	$(3,247,391)
Net cash used in investing activities	$(191,558)	$(10,912)	$(2,663,245)	$(462,174)
Net cash provided by financing activities	$1,019,281	$850,000	$5,641,053	$850,000

Net used in operating activities

Net cash used in operating activities was $3,070,095 during the nine months ended September 30, 2021. This included a net loss of $6,86,944, a non-cash charge related to stock-based compensation of $2,400,976, a non-cash charge related to the amortization of debt discount of $30,861, the fair value of common stock issued pursuant to service and advisory agreements of $291,096, a non-cash charge related to depreciation and amortization expense of $21,832 and cash used in operating activities from discontinued operations of $347,204. This was partially offset by net changes in prepaid expenses and accounts payable and accrued expenses of $819,288.

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

Net cash used in investing activities

Net cash used in investing activities was $2,663,245 during the nine months ended September 30, 2021, primarily due to the purchase of property and equipment for discontinued operations and the CryoCann transaction.

Net cash used in investing activities was $462,174 during the nine months ended September 30, 2020, due to the purchase of property and equipment for discontinued operations.

Net cash provided by financing activities

Net cash provided by financing activities during the nine months ended September 30, 2021 was $5,641,053, which consisted of $320,000 proceeds from the issuance of common stock, $40,668 repayment of loans payable, $4,900,000 repayment proceeds from notes payable, $237,590 proceeds from notes payable, related parties, and a $281,771 disbursement of a related party note.

Net cash provided by financing activities during the nine months ended September 30, 2020 was $850,000, which consisted of $600,000 proceeds from loans payable and $250,000 proceeds from notes payable.

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

The Company’s revenue consists of sales of cannabis and ancillary products to both retail consumers and wholesale customers. Revenue for retail customers is recognized upon completion of the transaction in the point-of-sale system and satisfaction of the sale by providing the corresponding inventory at the retail location. Revenue for wholesale customers is recognized upon acceptance of the physical goods and confirmation by acceptance of the inventory in the regulatory marijuana enforcement tracking reporting compliance (“METRC”) system. Revenue is recognized upon transfer of control of promised products to customers, generally as risk of loss pass, in an amount that reflects the consideration the Company expects to receive in exchange for those products. Taxes collected from customers, which are subsequently remitted to governmental authorities, are excluded from revenue.

Retail customer loyalty liabilities are recognized in the period in which they are incurred and will often be retired without being utilized. Shipping and handling costs are expensed as incurred and are included in cost of sales, which were not material for the three and nine months ended September 30, 2021 and 2020.

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

Income Taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has adopted ASC 740, Income Taxes as of its inception. Pursuant to ASC 740 the Company is required to compute tax asset benefits for net operating losses carried forward. The potential benefits of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years. As of September 30, 2021 and December 31, 2020, the Company had no accrued interest or penalties related to uncertain tax positions.

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

Item 4. Controls and Procedures

Management’s Evaluation of Disclosure Controls and Procedures

We have carried out an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), to allow timely decisions regarding required disclosures. Based upon that evaluation, our Company’s CEO and CFO concluded that our Company’s disclosure controls and procedures were not effective as of September 30, 2021.

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

Management’s Report on Internal Control Over Financial Reporting

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2021, the end of the quarterly period covered by this report and according to the criteria established in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

Based on that evaluation, management has concluded that the Company did not maintain effective internal control over financial reporting as of the quarter ended September 30, 2021 due to the existence of significant deficiency in the internal control over financial reporting described below.

A significant deficiency is a deficiency, or a combination of deficiencies, in internal controls over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Management has determined that we did not maintain effective internal controls over financial reporting as of the quarter ended September 30, 2021 due to the existence of the following material weaknesses identified by management:

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

Management is in the process of determining how best to change our current system and implement a more effective system to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act have been recorded, processed, summarized and reported accurately. Our management intends to develop procedures to address the current deficiencies to the extent possible given limitations in financial and personnel resources.

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

Management’s Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer (who is also the Company’s principal executive officer), and our chief financial officer (who is also the Company’s principal financial and accounting officer) to allow for timely decisions regarding required disclosure. Thus, in accordance with Rules 13a-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures as of September 30, 2021, which is the end of the period covered by this Form 10-Q. Based on the evaluation of these disclosure controls and procedures, and in light of the significant deficiency found in our internal controls over financial reporting, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective. The ineffectiveness of our disclosure controls and procedures was due to a significant deficiency identified in our internal control over financial reporting.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2021. During the period covered by this Quarterly Report on Form 10-Q, we have not been able to remediate the significant deficiency described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020. Our remediation efforts will continue to be implemented throughout our 2021 fiscal year. We believe that the controls that we will be implementing will improve the effectiveness of our internal control over financial reporting. As we continue to evaluate and work to improve our internal control over financial reporting, we may determine to take additional measures to address the significant deficiency or determine to supplement or modify certain of the remediation measures described above.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

Legal proceedings covering a dispute arising from a past employment agreements is pending against the Company’s principal business partner, CMI. In Gaudio v. Critical Mass Industries, LLC et al, CMI’s motion to set aside a default judgment was granted April 26, 2021. It is possible that there could be adverse developments in the Gaudio case. An unfavorable outcome or settlement of pending litigation would have a significant impact on our ability to collect receivables from CMI, to complete any of the pending transactions involving our Colorado assets and agreements and could encourage the commencement of additional litigation against CMI or the Company. We and our subsidiaries will record provisions in the consolidated financial statements for pending litigation when we determine that an unfavorable outcome is probable and the amount of the loss can be reasonably estimated. At the present time, while it is reasonably possible that an unfavorable outcome in the Gaudio case may occur, (i) management is unable to estimate the possible loss or range of loss that our Company would undergo that could result from an unfavorable outcome or settlement in Gaudio; and (iii) accordingly, management has not provided any amounts in the consolidated financial statements for an unfavorable outcome in this case, if applicable. Any applicable legal advice costs are expensed as incurred.

Item 1A. Risk Factors

The following risks are considered the most significant to Cryomass Technologies Inc’s business based upon current knowledge, information and assumptions. This discussion of risk factors should be considered closely in conjunction with Management’s Discussion and Analysis beginning on page 23, including the risks and uncertainties described in the Safe Harbor Statement on pages 35, and the Notes to Consolidated Financial Statements beginning on page 5. These risk factors and other forward-looking statements that relate to future events, expectations, trends and operating periods involve certain factors that are subject to change, and important risks and uncertainties that could cause actual results to differ materially. Some of these risks and uncertainties could affect particular lines of business, while others could affect all of the Company’s businesses. Although each risk is discussed separately, many are interrelated. The Company, except as required by law, undertakes no obligation to update or revise this risk factors discussion, whether as a result of new developments or otherwise. The risks described in this Quarterly Report on Form 10-Q and the “Safe Harbor Statement” in this report are not the only risks faced by the Company. Additional risks and uncertainties may also materially affect the Company’s business, financial condition or operating results. You should not consider these risk factors to be a complete discussion of risks, uncertainties and assumptions.

Natural disasters, pandemic outbreaks or other health crises could disrupt business and result in lower sales and otherwise adversely affect our financial performance.

The occurrence of one or more natural disasters, pandemic outbreaks or other health crises (including but not limited to the COVID-19 outbreak), could adversely affect our business and financial performance. If any of these events result in the closure of one or more of our dispensaries, extended sick leave involving our personnel, or impact key suppliers, our operations and financial performance could be materially adversely affected through an inability to provide other support functions to our stores and through lost sales. These events also could affect consumer shopping patterns or prevent customers from reaching our dispensaries, which could lead to lost sales and higher markdowns, the temporary lack of an adequate work force in a market, the temporary or long-term disruption of product availability in our dispensaries and the temporary or long-term inability to obtain technology needed to effectively run our business. In addition, other factors include: We have a limited operating history in an evolving industry, which makes it difficult to accurately assess our future growth prospects; international, national and regional trade laws, regulations and policies and government farm programs and policies could significantly impair Cryomass Technologies Inc’s profitability and growth prospects; Cryomass Technologies Inc operates in highly competitive markets; Cryomass Technologies Inc is subject to extensive anti-corruption laws and regulations; negative economic conditions and outlook can materially weaken demand for Cryomass Technologies Inc’s equipment and services, limit access to funding and result in higher funding costs; Cryomass Technologies Inc’s business results depend largely on its ability to understand its customers’ specific preferences and requirements, and to develop, manufacture and market products that meet customer demand; Cryomass Technologies Inc’s business may be directly and indirectly affected by unfavorable weather conditions or natural disasters that reduce agricultural production and demand for agriculture equipment; Changes in the availability and price of certain raw materials, components and whole goods could result in production disruptions or increased costs and lower profits on sales of Cryomass Technologies Inc products; Cryomass Technologies Inc. suppliers, contract manufacturers and customers are subject to and affected by increasingly rigorous environmental, health and safety laws and regulations of federal, state and local authorities in the U.S. and various regulatory authorities with jurisdiction over Cryomass Technologies Inc’s operations. In addition, private civil litigation on these subjects has increased, primarily in the U.S.; increasingly stringent engine emission standards could impact Cryomass Technologies Inc’s ability to manufacture and distribute certain equipment, which could negatively affect business results; security breaches and other disruptions to Cryomass Technologies Inc’s information technology infrastructure could interfere with Cryomass Technologies Inc’s operations and could compromise Cryomass Technologies Inc’s and its customers’ and suppliers’ information, exposing Cryomass Technologies Inc to liability that would cause Cryomass Technologies Inc’s business and reputation to suffer; Cryomass Technologies Inc may incur increased costs due to new or more stringent greenhouse gas emission standards designed to address climate change and could be further impacted by physical effects attributed to climate change on its facilities, suppliers and customers; the agricultural equipment industry is highly seasonal, and seasonal fluctuations may significantly impact our performance; our success depends on the introduction of new products, which requires substantial expenditures; we face significant competition, and, if we are unable to compete successfully against other agricultural equipment manufacturers, we will lose customers and our net sales and profitability will decline; we have a substantial amount of indebtedness, and, as a result, we are subject to certain restrictive covenants and payment obligations that may adversely affect our ability to operate and expand our business; our business increasingly is subject to regulations relating to privacy and data protection, and if we violate any of those regulations we could be subject to significant claims, penalties and damages; we may encounter difficulties in fully exploiting the assets we acquired from Cryocann USA Corp and may not fully achieve, or achieve within a reasonable time frame, expected strategic objectives and other expected benefits of the acquisitions; if we are unable to hire and retain key personnel, we may not be able to implement our business plan and our business may fail; our growth is highly dependent on the U.S. cannabis market. New regulations causing licensing shortages and future regulations may create other limitations that decrease the demand for our products. General regulations at state and federal in the future may adversely impact our business; our indirect involvement in the cannabis industry could affect the public’s perception of us and be detrimental to our reputation; recent laws make it difficult to predict how patents will be issued or enforced in our industry; we may not be able to adequately protect our intellectual property and other proprietary rights that are material to our business; we may be subject to claims that our employees have wrongfully used or disclosed alleged trade secrets of their former employers; intellectual property disputes could cause us to spend substantial resources and distract our personnel from their normal responsibilities; intellectual property rights do not necessarily address all potential threats to our competitive advantage; our need to raise substantial funds in order to continue as a going concern; the risk that we may fail to maintain an effective system of internal controls; the costs of compliance with the Sarbanes-Oxley Act of 2002, including its effect on our ability to attract and retain qualified personnel; the impact of market conditions on the volatility of our share price; our expectation not to pay dividends in the foreseeable future; the volatility of our share price; and the potential effect of “Penny Stock” perception and rules on the level of trading activity in our stock.

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

International, national and regional trade laws, regulations and policies and government farm programs and policies could significantly impair Cryomass Technologies Inc’s profitability and growth prospects.

International, national and regional laws, regulations and policies directly or indirectly related to or restricting the import and export of Cryomass Technologies Inc’s products, services and technology, including protectionist policies in particular jurisdictions or for the benefit of favored industries or sectors, could harm Cryomass Technologies Inc’s ability to grow in international markets and subject Cryomass Technologies Inc to civil and criminal sanctions. Restricted access to global markets impairs Cryomass Technologies Inc’s ability to export goods and services from its various manufacturing locations around the world and limits the ability to access raw materials and high-quality parts and components at competitive prices on a timely basis. Trade restrictions could limit Cryomass Technologies Inc’s ability to capitalize on future growth opportunities in international markets and impair Cryomass Technologies Inc’s ability to expand the business by offering new technologies, products and services. These restrictions may affect Cryomass Technologies Inc’s competitive position. Additionally, changes in government farm programs and policies, including restrictions on cannabis and hemp cultivation and processing, can significantly influence demand for agricultural equipment.

Changing demand for certain agricultural products could have an effect on the price of farming output and consequently the demand for certain Cryomass Technologies Inc equipment and could also result in higher research and development costs related to changing machine requirements.

Cryomass Technologies Inc operates in highly competitive markets.

Cryomass Technologies Inc operates in highly competitive markets. Cryomass Technologies Inc competes with a number of other manufacturers and distributors that produce and sell similar products. Cryomass Technologies Inc intends to compete on the basis of product performance, innovation and quality, distribution, customer service and price. Aggressive pricing or other strategies pursued by competitors, unanticipated product or manufacturing delays or Cryomass Technologies Inc’s failure to price its products competitively could adversely affect Cryomass Technologies Inc’s business, results of operations and financial condition.

Cryomass Technologies Inc is subject to extensive anti-corruption laws and regulations.

Cryomass Technologies Inc’s foreign operations, if any, must comply with all applicable laws, which may include the U.S. Foreign Corrupt Practices Act (FCPA), the UK Bribery Act or other anti-corruption laws. These anti-corruption laws generally prohibit companies and their intermediaries from making improper payments or providing anything of value to improperly influence government officials or private individuals for the purpose of obtaining or retaining a business advantage regardless of whether those practices are legal or culturally expected in a particular jurisdiction. Recently, there has been a substantial increase in the global enforcement of anti-corruption laws. Although Cryomass Technologies Inc has a compliance program in place designed to reduce the likelihood of potential violations of such laws, violations of these laws could result in criminal or civil sanctions and have an adverse effect on Cryomass Technologies Inc’s reputation, business and results of operations and financial condition.

Negative economic conditions and outlook can materially weaken demand for Cryomass Technologies Inc’s equipment and services, limit access to funding and result in higher funding costs.

The demand for Cryomass Technologies Inc’s products and services can be significantly reduced in an economic environment characterized by high unemployment, cautious consumer spending, lower corporate earnings, U.S. budget issues and lower business investment. Negative or uncertain economic conditions causing Cryomass Technologies Inc’s customers to lack confidence in the general economic outlook can significantly reduce their likelihood of purchasing Cryomass Technologies Inc’s equipment. If negative economic conditions affect the overall farm economy, there could be a similar effect on Cryomass Technologies Inc’s agricultural equipment sales. In addition, uncertain or negative outlook with respect to ongoing U.S. budget issues as well as general economic conditions and outlook can cause significant changes in market liquidity conditions. Such changes could impact access to funding and associated funding costs, which could reduce the Company’s earnings and cash flows. Such changes could affect the ability of Cryomass Technologies Inc’s customers, contract manufacturers, suppliers and lenders to finance their respective businesses, to access liquidity at acceptable financing costs, if at all, the availability of supplies, materials and manufacturing facilities and on the demand for Cryomass Technologies Inc’s products.

Cryomass Technologies Inc’s business results depend largely on its ability to understand its customers’ specific preferences and requirements, and to develop, manufacture and market products that meet customer demand.

Cryomass Technologies Inc’s ability to match new product offerings to customers’ anticipated preferences for different types and sizes of equipment and various equipment features and functionality, at affordable prices, is critical to its success. This requires a thorough understanding of Cryomass Technologies Inc’s potential customers and their needs, as well as an understanding of the cannabis and hemp cultivation dynamics and of other agricultural commodities cultivation dynamics. Failure to deliver quality products that meet customer needs at competitive prices ahead of competitors could have a significant adverse effect on Cryomass Technologies Inc’s business.

Cryomass Technologies Inc’s business may be directly and indirectly affected by unfavorable weather conditions or natural disasters that reduce agricultural production and demand for agriculture equipment.

Poor or unusual weather conditions can significantly affect the purchasing decisions of Cryomass Technologies Inc’s potential customers. Natural calamities such as regional floods, hurricanes or other storms, and droughts can have significant negative effects on agricultural production. The resulting negative impact on farm income can strongly affect demand for agricultural equipment.

Changes in the availability and price of certain raw materials, components and whole goods could result in production disruptions or increased costs and lower profits on sales of Cryomass Technologies Inc products.

Cryomass Technologies Inc requires access to various materials and components at competitive prices to manufacture and distribute its products. Changes in the availability and price of these materials and components, which have fluctuated in the past and are more likely to fluctuate during times of economic volatility, can significantly increase the costs of production which could have a material negative effect on the profitability of the business, particularly if Cryomass Technologies Inc, due to pricing considerations or other factors, is unable to recover the increased costs from its customers. Cryomass Technologies Inc relies on suppliers and contract manufacturers to acquire materials and components to manufacture its products. Supply chain and contract manufacturing disruptions due to supplier or contract manufacturer financial distress, capacity constraints, business continuity, quality, delivery or disruptions due to weather-related or natural disaster events could affect Cryomass Technologies Inc’s operations and profitability.

In determining the required quantities of our products and the manufacturing schedule, we must make significant judgments and estimates that are not based on any historical data. Because of the inherent nature of estimates, there could be significant differences between our estimates and the actual amounts of products we require, which could harm our business and results of operations.

Cryomass Technologies Inc. suppliers, contract manufacturers and customers are subject to and affected by increasingly rigorous environmental, health and safety laws and regulations of federal, state and local authorities in the U.S. and various regulatory authorities with jurisdiction over Cryomass Technologies Inc’s operations. In addition, private civil litigation on these subjects has increased, primarily in the U.S.

Enforcement actions arising from violations of environmental, health and safety laws or regulations can lead to investigation and defense costs, and result in significant fines or penalties. In addition, new or more stringent requirements of governmental authorities could prevent or restrict Cryomass Technologies Inc’s operations, or those of our suppliers and customers, require significant expenditures to achieve compliance and/or give rise to civil or criminal liability. There can be no assurance that violations of such legislation and/or regulations, or private civil claims for damages to property or personal injury arising from the environmental, health or safety impacts of Cryomass Technologies Inc’s operations, or those of our suppliers and customers, would not have consequences that result in a material adverse effect on Cryomass Technologies Inc’s business, financial condition or results of operations.

Increasingly stringent engine emission standards could impact Cryomass Technologies Inc’s ability to manufacture and distribute certain equipment, which could negatively affect business results.

Cryomass Technologies Inc’s equipment operations must meet increasingly stringent engine emission reduction standards, including USEPA, Interim Tier 4/Stage IIIb and Final Tier 4/Stage IV non-road diesel emission requirements in the U.S. and European Union.

Security breaches and other disruptions to Cryomass Technologies Inc’s information technology infrastructure could interfere with Cryomass Technologies Inc’s operations and could compromise Cryomass Technologies Inc’s and its customers’ and suppliers’ information, exposing Cryomass Technologies Inc to liability that would cause Cryomass Technologies Inc’s business and reputation to suffer.

In the ordinary course of business, Cryomass Technologies Inc relies upon information technology networks and systems, some of which are managed by third parties, to process, transmit and store electronic information, and to manage or support a variety of business processes and activities, including supply chain, manufacturing, distribution, invoicing and collection of payments from intermediaries or other purchasers or lessees of Cryomass Technologies Inc equipment. Cryomass Technologies Inc uses information technology systems to record, process and summarize financial information and results of operations for internal reporting purposes and to comply with regulatory financial reporting, legal and tax requirements. Additionally, Cryomass Technologies Inc collects and stores sensitive data, including intellectual property, proprietary business information and the proprietary business information of Cryomass Technologies Inc’s customers and suppliers, as well as personally identifiable information of Cryomass Technologies Inc’s customers and employees, in third party data centers, “cloud” providers and on information technology networks. The secure operation of these information technology networks and the processing and maintenance of this information is critical to Cryomass Technologies Inc’s business operations and strategy. Such third parties, as well as, Cryomass Technologies Inc’s information technology networks, cloud and infrastructure may be vulnerable to damage, disruptions or shutdowns due to attacks by hackers or breaches due to employee error or malfeasance or other disruptions during the process of upgrading or replacing computer software or hardware, power outages, computer viruses, telecommunication or utility failures or natural disasters or other catastrophic events. The occurrence of any of these events could compromise the respective storage networks, data centers or cloud, and the information stored there could be accessed, publicly disclosed, lost or stolen. Any such access, disclosure or other loss of information could result in legal claims or proceedings, liability or regulatory penalties under laws protecting the privacy of personal information, disrupt operations, and damage Cryomass Technologies Inc’s reputation, which could adversely affect Cryomass Technologies Inc’s business.

Cryomass Technologies Inc may incur increased costs due to new or more stringent greenhouse gas emission standards designed to address climate change and could be further impacted by physical effects attributed to climate change on its facilities, suppliers and customers.

There is a growing political and scientific consensus that emissions of greenhouse gases (GHG) continue to alter the composition of Earth’s atmosphere in ways that are affecting and are expected to continue to affect the global climate. These considerations may lead to international, national, regional or local legislative or regulatory responses in the future. Various stakeholders, including legislators and regulators, shareholders and non-governmental organizations, as well as companies in many business sectors, including Cryomass Technologies Inc, are considering ways to reduce GHG emissions. The regulation of GHG emissions from certain stationary or mobile sources could result in additional costs to Cryomass Technologies Inc or its suppliers in the form of taxes or emission allowances, facilities improvements and energy costs, which would increase Cryomass Technologies Inc’s operating costs through higher contract manufacturing, utility, transportation and materials costs. Increased input costs and compliance-related costs could also impact customer operations and demand for Cryomass Technologies Inc equipment. Because the impact of any future GHG legislative, regulatory or product standard requirements on Cryomass Technologies Inc’s businesses and products is dependent on the timing and design of mandates or standards, Cryomass Technologies Inc is unable to predict its potential impact at this time.

Furthermore, the potential physical impacts of climate change on Cryomass Technologies Inc’s suppliers and customers and therefore on Cryomass Technologies Inc’s operations are highly uncertain and will be particular to the circumstances developing in various geographical regions. These may include long-term changes in temperature levels and water availability. These potential physical effects may adversely impact the demand for Cryomass Technologies Inc’s products and the cost, production, sales and financial performance of Cryomass Technologies Inc’s operations.

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

Our business increasingly is subject to regulations relating to privacy and data protection, and if we violate any of those regulations, we could be subject to significant claims, penalties and damages.

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

Legislation and regulations pertaining to the use and cultivation of cannabis are enacted on both the state and federal government level within the United States. As a result, the laws governing the cultivation and use of cannabis may be subject to change. Any new laws and regulations limiting the use or cultivation of cannabis and any enforcement actions by state and federal governments could indirectly reduce demand for our products and may impact our current and planned future operations.

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

Even if resolved in our favor, litigation or other legal proceedings relating to intellectual property claims may cause us to incur significant expenses and could distract our personnel from their normal responsibilities. In addition, there could be public announcements of the results of hearings, motions or other interim proceedings or developments, and if securities analysts or investors perceive these results to be negative, it could have a substantial adverse effect on the value of our common stock. Such litigation or proceedings could substantially increase our operating losses and reduce the resources available for development activities or any future sales, marketing or distribution activities. We may not have sufficient financial or other resources to adequately conduct such litigation or proceedings. Some of our competitors may be able to sustain the costs of such litigation or proceedings more effectively than we can because of their greater financial resources. Uncertainties resulting from the initiation and continuation of patent litigation or other proceedings could have a material adverse effect on our ability to compete in the marketplace.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description
3.1	Plan of Merger, dated July 15, 2021, incorporated by reference to Exhibit 2.11 of the Company’s Current Report on Form 8-K, filed on July 27, 2021.
3.2	Articles of Merger, dated July 26, 2021, incorporated by reference to Exhibit 3.(i).10 of the Company’s Current Report on Form 8-K, filed on July 27, 2021.
10.1	Employment Agreement with Patricia Kovacevic, dated July 15, 2021, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed on July 13, 2021.
31.1*	Section 302 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer.
31.2*	Section 302 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer and Principal Accounting Officer.
32.1*	Section 906 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer.
32.2*	Section 906 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer and Principal Accounting Officer.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CRYOMASS TECHNOLOGIES INC.
(Registrant)

Dated: November 12, 2021

/s/ Christian Noel
Christian Noel
Chief Executive Officer and Director
(Principal Executive Officer)

Dated: November 12, 2021

/s/ Philip Mullin
Philip Mullin
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)