Form 10-Q/A
period 2021-06-30
Cryomass Technologies, Inc.
filed 2022-01-26
CIK 1533030

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Amendment No. 1)

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

CRYOMASS TECHNOLOGIES INC.

EXPLANATORY NOTE

The purpose of this Amendment No. 1 on Form 10-Q/A (“Amendment No. 1”) to the Quarterly Report on Form 10-Q of Cryomass Technologies Inc(the “Company,” “we,” “our” or “us”) for the quarter ended June 30, 2021, filed with the U.S. Securities and Exchange Commission (the “SEC”) on August 23, 2021 (the “Quarterly Report”), is to adjust previously reported balances and activity included in our consolidated financial statements. As part of year-end audit procedures, we identified certain warrant contracts requiring independent fair value calculation, as well as additional beneficial conversion value to be attributed to convertible notes issued during the second quarter of 2021.

No other changes have been made to the Quarterly Report, except for the information disclosed in Part I Item 1 below. This Form 10-Q/A speaks as of the original filing date of the Quarterly Report and has not been updated to reflect events occurring subsequent to the original filing date.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

ANDINA GOLD CORP.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 30, 2021	December 31, 2020
ASSETS	As restated, see Note 1
Current assets:
Cash and cash equivalents (Note 2)	$431,306	$329,839
Accounts receivable, net (Note 2)	540,000	540,000
Prepaid expenses	20,000	60,475
Related party note receivable	281,771
Assets held for sale, current	7,171,434	6,867,840
Total current assets	8,444,511	7,798,154

Intangible assets, net	4,082,263	-
Goodwill	1,190,000
Total assets	$13,716,774	$7,798,154

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses (Note 2)	$2,430,809	$2,248,235
Loans payable	-	412,560
Taxes payable	771	771
Liabilities held for sale, current	735,746	1,464,285
Total current liabilities	3,167,326	4,125,851
Notes payable	4,933,115	52,083
Deferred tax liability	14,926	14,926
Total liabilities	8,115,367	4,192,860

Commitments and contingencies (Note 16)

Shareholders’ equity:
Preferred stock, $0.001 par value, 100,000 shares authorized, no shares issued and outstanding respectively	-	-
Common stock, $0.001 par value, 500,000,000 shares authorized, 118,533,933 and 97,005,817 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	118,534	97,006
Additional paid-in capital	25,028,633	19,138,947
Common stock to be issued	-	98,535
Accumulated deficit	(19,545,760)	(15,729,194)
Total shareholders’ equity	5,601,407	3,605,294
Total liabilities and shareholders’ equity	$13,716,774	$7,798,154

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ANDINA GOLD CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	As restated, see Note 1		As restated, see Note 1
Net sales	$-	$769,555	$-	$781,455
Cost of goods sold, inclusive of provision for inventory loss of $0 and $400,787 for the three and six months, respectively, ended June 30, 2020	-	310,695	-	744,279
Gross profit	-	458,860	-	37,176

Operating expenses:
Personnel costs	426,082	687,573	799,796	1,416,685
Sales and marketing	14	237	14	14,854
General and administrative	1,979,323	219,054	2,375,793	1,799,762
Legal and professional fees	232,026	243,561	457,546	927,315
Total operating expenses	2,637,445	1,150,425	3,633,149	4,158,616
Loss from operations	(2,637,445)	(691,565)	(3,633,149)	(4,121,440)

Other income (expenses):
Interest expense	(359,648)	-	(562,257)	-
Gain / (loss) on foreign exchange	(11,232)	(16,011)	23,538	(16,011)
Total other expenses	(370,880)	(16,011)	(538,719)	(16,011)
Net loss from continuing operations, before taxes	(3,008,325)	(707,576)	(4,171,868)	(4,137,451)
Income taxes	-	5,117	-	5,117
Net loss from continuing operations	(3,008,325)	(712,693)	(4,171,868)	(4,142,568)
Net gain / (loss) from discontinued operations, net of tax	238,686	(60,315)	355,302	(227,749)
Net loss	$(2,769,639)	$(773,008)	$(3,816,566)	$(4,370,317)

Comprehensive loss from discontinued operations	-	-	-	-
Comprehensive loss	$(2,769,639)	$(773,008)	$(3,816,566)	$(4,370,317)

Net loss per common share:
Loss from continuing operations - basic and diluted	$(0.03)	$(0.01)	$(0.04)	$(0.04)

Gain / (loss) from discontinued operations - basic and diluted	$0.00	$(0.00)	$0.00	$(0.00)

Loss per common share - basic and diluted	$(0.02)	$(0.01)	$(0.04)	$(0.04)

Weighted average common shares outstanding—basic and diluted	106,008,685	105,243,905	102,176,247	105,957,797

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ANDINA GOLD CORP.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(UNAUDITED)

	Common Stock		Additional Paid-In	Common Stock to	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Be Issued	Deficit	Equity
Balance at December 31, 2019 (Revised)	106,216,708	$106,216	$16,894,103	$-	$(3,913,287)	$13,087,032

Issuance of common stock pursuant to separation agreement	1,175,549	1,176	763,049	-	-	764,225

Issuance of common stock pursuant to accelerated vesting of RSU’s	600,000	600	389,460	-	-	390,060

Stock-based compensation	-	-	159,529	-	-	159,529

Net loss	-	-	-	-	(3,597,309)	(3,597,309)

Balance at March 31, 2020	107,992,257	$107,992	$18,206,141	$-	$(7,510,596)	$10,803,537

Share cancellations	(15,050,000)	-	-	-	-	-

Stock-based compensation	-	-	58,842	-	-	58,842

Net loss	-	-	-	-	(773,008)	(773,008)

Balance at June 30, 2020	92,942,257	107,992	18,264,983	-	(8,283,604)	10,089,371
Balance at December 31, 2020	97,005,817	$97,006	$19,138,947	$98,535	$(15,729,194)	$3,605,294

Share issuance	1,491,819	1,492	207,043	(98,535)	-	110,000

Stock-based compensation	-	-	250,817	-	-	250,817

Net loss	-	-	-	-	(1,046,927)	(1,046,927)

Balance at March 31, 2021	98,497,636	$98,498	$19,596,807	$-	$(16,776,121)	$2,919,184

Share issuance	201,586	202	-	-	-	202

Share issuance related to Cryocann asset purchase	10,000,000	10,000	1,794,500	-	-	1,804,500

Share issuance pursuant to employment agreements	6,701,586	6,701	894,000	-	-	900,701

Share issuance in exchange for extinguishment of debt	2,500,000	2,500	505,902	-	-	508,402

Share issuance in exchange for services	633,125	633	56,867	-	-	57,500

Stock-based compensation	-	-	190,026	-	-	190,026

Stock options issued and outstanding	-	-	710,202	-	-	710,202

Beneficial Conversion Feature of Note Payable	-	-	391,958	-	-	391,958

Warrants issued in conjunction with Convertible Notes Payable	-	-	888,371	-	-	888,371
Net loss	-	-	-	-	(2,769,639)	(2,769,639)

Balance at June 30, 2021 (As restated, see Note 1)	118,533,933	$118,534	$25,028,633	$-	$(19,545,760)	$5,601,407

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ANDINA GOLD CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended June 30,
	2021	2020
	As restated, see Note 1
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,171,868)	$(4,142,568)
Adjustments to reconcile net loss to net cash used in operating activities from continuing operations:
Amortization of debt discount	251,282	-
Provision for inventory loss	-	400,787
Stock-based compensation expense	2,074,547	1,372,656
Deferred income tax expense	-	426
Fair value of common stock issued pursuant to service agreements	27,200	-
Change in operating assets and liabilities:
Accounts receivable	-	(720,000)
Prepaid expenses	40,475	(76,285)
Inventory, net	-	(60,787)
Assets held for sale	-	7,134
Accounts payable and accrued expenses	182,574	848,553
Taxes payable	-	771
Net cash used in operating activities from continuing operations	(1,595,790)	(2,369,313)
Net cash provided by / (used in) operating activities from disc ops	(452,828)	(41,332)
Net cash used in operating activities	(2,048,618)	(2,410,645)
CASH FLOWS FROM INVESTING ACTIVITIES:
Cash payment for Cryocann asset purchase	(1,000,000)	-
Issuance of other payable related to Cryocann asset purchase	(1,247,684)	-
Net cash used in investing activities from continuing operations	(2,247,684)	-
Net cash used in investing activities from discontinued operations	(224,003)	(451,262)
Net cash used in investing activities	(2,471,687)	(451,262)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	120,000	-
Repayment of loans payable, current	(412,359)	-
Proceeds from notes payable	4,690,000	-
Related party note disbursement	(281,771)	-
Net cash provided by financing activities from continuing operations	4,115,870	-
Net cash provided by financing activities from discontinued operations	505,902	-
Net cash provided by financing activities	4,621,772	-
Net increase / (decrease) in cash from continuing operations	272,396	(2,369,313)
Net increase / (decrease) in cash from discontinued operations	(170,929)	(492,594)
Cash at beginning of period	329,839	3,473,770
Cash at end of period	$431,306	$611,863
Supplemental disclosure of cash flow information:
Cash paid for interest	$171,604	$6,855
Supplemental disclosure of non-cash investing and financing activities:
Common stock issued pursuant to separation agreement	$-	$764,225
Common stock issued pursuant to vesting of restricted stock units	$2,940,603	$390,060

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. Revision

During Q2 2021, the Company executed two tranches of convertible term note agreements in aggregate principal value of $3.0 million and $1.9 million, respectively that bear interest at a rate of 12% per annum. The notes mature on March 31, 2022 and September 30, 2022, respectively. In conjunction with the notes, the Company entered into certain warrant purchase agreements to purchase common shares of the Company. The Company offered 24,500,000 of warrant shares in conjunction with the issuance of the notes with an exercise price of $0.40. The warrants from each tranche of convertible notes shall be exercisable from the issuance date through March 31, 2023 and April 30, 2023, respectively.

As part of year-end audit procedures, the Company discovered these warrant contracts would require an independent fair value calculation, as well as beneficial conversion value to be attributed to the convertible notes. The Company engaged an independent valuation firm to perform a fair value calculation of the warrants and associated beneficial conversion feature. As a result of the fair value analysis, additional paid-in capital was allocated to beneficial conversion feature and to warrants, resulting in debt discount and associated amortization expense as of and for the period ended June 30, 2021.

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

The fair value of beneficial conversion features associated with convertible notes and the fair value of warrants are calculated utilizing level 2 inputs.

When multiple instruments are issued in a single transaction, the total proceeds from the transaction should be allocated among the individual freestanding instruments identified. The allocation occurs after identifying (1) all the freestanding instruments and (2) the subsequent measurement basis for those instruments. The subsequent measurement basis helps inform how the proceeds should be allocated. After the proceeds are allocated to the freestanding instruments, those instruments should be further evaluated for embedded features that may need to be bifurcated or separated.

If debt or stock is issued with detachable warrants, the guidance in ASC 470-20-25-2 (applied by analogy to stock) requires that the proceeds be allocated to the two instruments based on their relative fair values. This method is generally appropriate if debt or stock is issued with any other freestanding instrument that is classified in equity (such as a detachable forward contract) or as a liability but not subject to subsequent fair value accounting.

Given that the Notes and Warrants that were issued in the singular transaction are both not subject to subsequent fair value accounting treatment, Management determined the relative fair value method shall be used for allocating the proceeds of the transaction. Under the relative fair value method, the instrument being analyzed is allocated a portion of the proceeds based on its fair value to the sum of the fair value of all the instruments covered int the allocation.

Management additionally evaluated the facts and circumstances to determine whether the principal balance of the Notes ($4.9 million and $250K) approximated their fair value. The Notes were issued entirely to unrelated third parties which were deemed to be arm’s length transactions. In addition, the comparable interest rates for loans of similar companies as of the date of the Note issuances range from 10-15% given the liquidity concerns of the Company. The term of the Notes issued range from 8-15 months, which would support the conclusion that the principal balance approximates their fair value given the short-term maturities of each Note. Finally, the Warrants issued in connection with the Notes were included akin to a “sweetener” in the offering as opposed to compensation for adjusting the interest rate or other key terms within the Convertible Term Loan Agreements. As such, the Company concluded that the principal balance of the Notes approximated their fair value.

The Warrants were initially measured at fair value and subsequent fair value measurement is not required as long as the instrument continues to be classified in equity. The proceeds from the transaction will be allocated between the Notes and Warrants based on the relative fair value method.

As a result of our fair value calculations, we recognized $928,779 and $515,763 of additional paid in capital associated with the value of the warrants and beneficial conversion, respectively, resulting in a total notes payable discount of $1,444,542. As such, $188,782 of debt discount amortization was recognized as interest expense during the three months ended June 30, 2021.

CRYOMASS TECHNOLOGIES INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	As of June 30, 2021
	Previously Reported	Adjustments	Revised
ASSETS
Current assets:
Cash and cash equivalents	$431,306	$-	$431,306
Accounts receivable, net	540,000	-	540,000
Prepaid expenses	20,000	-	20,000
Related party note receivable	281,771	-	281,771
Assets held for sale, current	7,171,434	-	7,171,434
Total current assets	8,444,511	-	8,444,511

Intangible assets, net	4,082,263	-	4,082,263

Goodwill	1,190,000	-	1,190,000
Total assets	$13,716,774	$-	$13,716,774

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$2,430,809	$-	$2,430,809
Loans payable	-	-	-
Taxes payable	771	-	771
Liabilities held for sale, current	735,746	-	735,746
Total current liabilities	3,167,326	-	3,167,326
Notes payable	6,024,662	(1,091,547)	4,933,115
Deferred tax liability	14,926	-	14,926
Total liabilities	9,206,914	(1,091,547)	8,115,367

Commitments and contingencies

Shareholders’ equity:
Preferred stock, $0.001 par value, 100,000 shares authorized, no shares issued and outstanding respectively	-	-	-
Common stock, $0.001 par value, 500,000,000 shares authorized, 118,533,933 and 97,005,817 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	118,534	-	118,534
Additional paid-in capital	23,748,304	1,280,329	25,028,633
Accumulated deficit	(19,356,978)	(188,782)	(19,545,760)
Total shareholders’ equity	4,509,860	1,091,547	5,601,407
Total liabilities and shareholders’ equity	$13,716,774	$-	$13,716,774

CRYOMASS TECHNOLOGIES INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended June 30, 2021
	Previously Reported	Adjustments	Revised

Operating expenses:
Personnel costs	$426,082	$-	$426,082
Sales and marketing	14	-	14
General and administrative	1,979,323	-	1,979,323
Legal and professional fees	232,026	-	232,026
Research and development	-	-	-
Total operating expenses	2,637,445	-	2,637,445
Loss from operations	(2,637,445)	-	(2,637,445)

Other income (expenses):
Interest expense	(170,866)	(188,782)	(359,648)
Gain on foreign exchange	(11,232)	-	(11,232)
Total other expenses	(182,098)	(188,782)	(370,880)
Net loss from continuing operations, before taxes	(2,819,543)	(188,782)	(3,008,325)
Income taxes	-	-	-
Net loss from continuing operations	(2,819,543)	(188,782)	(3,008,325)
Net loss from discontinued operations, net of tax	238,686	-	238,686
Net loss	$(2,580,857)	$(188,782)	$(2,769,639)

Comprehensive loss from discontinued operations	-	-	-
Comprehensive loss	$(2,580,857)	$(188,782)	$(2,769,639)

Net loss per common share:
Loss from continuing operations - basic and diluted	$(0.03)	$(0.00)	$(0.03)

Loss from discontinued operations - basic and diluted	$0.00	$-	$0.00

Loss per common share - basic and diluted	$(0.02)	$(0.00)	$(0.02)

Weighted average common shares outstanding—basic and diluted	106,008,685	-	106,008,685

	For the Six Months Ended June 30, 2021
	Previously Reported	Adjustments	Revised

Operating expenses:
Personnel costs	$799,796	$-	$799,796
Sales and marketing	14	-	14
General and administrative	2,375,793	-	2,375,793
Legal and professional fees	457,546	-	457,546
Research and development	-	-	-
Total operating expenses	3,633,149	-	3,633,149
Loss from operations	(3,633,149)	-	(3,633,149)

Other income (expenses):
Interest expense	(373,475)	(188,782)	(562,257)
Gain on foreign exchange	23,538	-	23,538
Total other expenses	(349,937)	(188,782)	(538,719)
Net loss from continuing operations, before taxes	(3,983,086)	(188,782)	(4,171,868)
Income taxes	-	-	-
Net loss from continuing operations	(3,983,086)	(188,782)	(4,171,868)
Net loss from discontinued operations, net of tax	355,302	-	355,302
Net loss	$(3,627,784)	$(188,782)	$(3,816,566)

Comprehensive loss from discontinued operations	-	-	-
Comprehensive loss	$(3,627,784)	$(188,782)	$(3,816,566)

Net loss per common share:
Loss from continuing operations - basic and diluted	$(0.04)	$(0.00)	$(0.04)

Loss from discontinued operations - basic and diluted	$0.00	$-	$0.00

Loss per common share - basic and diluted	$(0.04)	$(0.00)	$(0.04)

Weighted average common shares outstanding—basic and diluted	102,176,247	-	102,176,247

CRYOMASS TECHNOLOGIES INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(UNAUDITED)

	Common Stock		Additional Paid-In	Common Stock to	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Be Issued	Deficit	Equity

Balance at March 31, 2021	98,497,636	$98,498	$19,596,807	$-	$(16,776,121)	$2,919,184

Share issuance	201,586	202	-	-	-	202

Share issuance related to Cryocann asset purchase	10,000,000	10,000	1,794,500	-	-	1,804,500

Share issuance pursuant to employment agreements	6,701,586	6,701	894,000	-	-	900,701

Share issuance in exchange for extinguishment of debt	2,500,000	2,500	505,902	-	-	508,402

Share issuance in exchange for services	633,125	633	56,867	-	-	57,500

Stock-based compensation	-	-	190,026	-	-	190,026

Stock options issued and outstanding	-	-	710,202	-	-	710,202

Net loss	-	-	-	-	(2,580,857)	(2,580,857)

Previously reported balance at June 30, 2021	118,533,933	$118,534	$23,748,304	$-	$(19,356,978)	$4,509,860

Adjustments:
Interest expense from debt discount amortization related to Beneficial Conversion Feature	-	-	-	-	(188,782)	(188,782)
Beneficial Conversion Feature of Note Payable	-	-	391,958	-	-	391,958
Warrants issued in conjunction with Convertible Notes Payable	-	-	888,371	-	-	888,371
Adjusted balance at June 30, 2021	118,533,933	$118,534	$25,028,633	$-	$(19,545,760)	$5,601,407

CRYOMASS TECHNOLOGIES INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended June 30, 2021
	Previously Reported	Adjustments	Revised
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,983,086)	$(188,782)	$(4,171,868)
Adjustments to reconcile net loss to net cash used in operating activities from continuing operations:
Amortization of debt discount	62,500	188,782	251,282
Fair value of common stock issued pursuant to service and advisory agreements	27,200	-	27,200
Stock-based compensation expense	2,074,547	-	2,074,547
Change in operating assets and liabilities:
Accounts receivable	-	-	-
Prepaid expenses	40,475	-	40,475
Accounts payable and accrued expenses	182,574	-	182,574
Taxes payable	-	-	-
Net cash used in operating activities from continuing operations	(1,595,790)	-	(1,595,790)
Net cash provided by operating activities from discontinued operations	(452,828)	-	(452,828)
Net cash used in operating activities	(2,048,618)	-	(2,048,618)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash Payment for CryoCann asset purchase	(1,000,000)	-	(1,000,000)
Issuance of other payable related to CryoCann asset purchase	(1,247,684)	-	(1,247,684)
Net cash used in investing activities from continuing operations	(2,247,684)	-	(2,247,684)
Net cash used in investing activities from discontinued operations	(224,003)	-	(224,003)
Net cash used in investing activities	(2,471,687)	-	(2,471,687)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	120,000	-	120,000
Repayment of loans payable, current	(412,359)	-	(412,359)
Proceeds from notes payable	4,690,000	-	4,690,000
Related party note disbursement	(281,771)	-	(281,771)
Net cash provided by financing activities from continuing operations	4,115,870	-	4,115,870
Net cash provided by financing activities from discontinued operations	505,902	-	505,902
Net cash provided by financing activities	4,621,772	-	4,621,772

Net decrease in cash from continuing operations	272,396	-	272,396
Net decrease in cash from discontinued operations	(170,929)	-	(170,929)
Cash at beginning of period	329,839	-	329,839
Cash at end of period	$431,306	$-	$431,306

Supplemental disclosure of cash flow information:
Cash paid for interest	$171,604	$-	$171,604
Supplemental disclosure of non-cash investing and financing activities:		-
Common stock issued pursuant to vesting of restricted stock units	$2,940,603	$-	$2,940,603

Item 6. Exhibits

Exhibit Number	Description
31.1*	Section 302 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer.
31.2*	Section 302 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer and Principal Accounting Officer.
32.1*	Section 906 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer.
32.2*	Section 906 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer and Principal Accounting Officer.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CRYOMASS TECHNOLOGIES INC
(Registrant)

Dated: January 26, 2022

/s/ Christian Noel
Christian Noel
Chief Executive Officer and Director
(Principal Executive Officer)

Dated: January 26, 2022

/s/ Philip Mullin
Philip Mullin
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)