Form 10-Q/A
period 2021-09-30
Cryomass Technologies, Inc.
filed 2022-01-26
CIK 1533030

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

CRYOMASS TECHNOLOGIES INC.

EXPLANATORY NOTE

The purpose of this Amendment No. 1 on Form 10-Q/A (“Amendment No. 1”) to the Quarterly Report on Form 10-Q of Cryomass Technologies Inc(the “Company,” “we,” “our” or “us”) for the quarter ended September 30, 2021, filed with the U.S. Securities and Exchange Commission (the “SEC”) on November 12, 2021 (the “Quarterly Report”), is to adjust previously reported balances and activity included in our consolidated financial statements. As part of year-end audit procedures, we identified certain warrant contracts requiring independent fair value calculation, as well as additional beneficial conversion value to be attributed to convertible notes issued during the second quarter of 2021.

No other changes have been made to the Quarterly Report, except for the information disclosed in Part I Item 1 below. This Form 10-Q/A speaks as of the original filing date of the Quarterly Report and has not been updated to reflect events occurring subsequent to the original filing date.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CRYOMASS TECHNOLOGIES INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	September 30, 2021	December 31, 2020
ASSETS	As restated, see Note 1
Current assets:
Cash and cash equivalents	$237,552	$329,839
Accounts receivable, net	540,000	540,000
Prepaid expenses	117,604	60,475
Related party note receivable	281,771	-
Assets held for sale, current	7,313,798	6,867,840
Total current assets	8,490,725	7,798,154

Property and equipment, net	135,000	-
Intangible assets, net	4,060,431	-
Goodwill	1,190,000	-
Total assets	$13,876,156	$7,798,154

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$3,124,652	$2,248,235
Loans payable	286,441	412,560
Taxes payable	771	771
Note payable, related party	1,457,669	-
Liabilities held for sale, current	677,084	1,464,285
Total current liabilities	5,546,617	4,125,851
Notes payable	4,132,483	52,083
Deferred tax liability	14,926	14,926
Total liabilities	9,694,026	4,192,860

Commitments and contingencies (Note 16)

Shareholders’ equity:
Preferred stock, $0.001 par value, 100,000 shares authorized, no shares issued and outstanding respectively	-	-
Common stock, $0.001 par value, 500,000,000 shares authorized, 120,058,181 and 97,005,817 shares issued and outstanding on September 30, 2021 and December 31, 2020, respectively	120,058	97,006
Additional paid-in capital	25,981,647	19,138,947
Common stock to be issued	-	98,535
Accumulated deficit	(21,919,575)	(15,729,194)
Total shareholders’ equity	4,182,130	3,605,294
Total liabilities and shareholders’ equity	$13,876,156	$7,798,154

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CRYOMASS TECHNOLOGIES INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	As restated, see Note 1		As restated, see Note 1
Net sales	$-	$-	$-	$781,455
Cost of goods sold, inclusive of provision for inventory loss of $0 and $400,787 for the three and nine months, respectively, ended September 30, 2020	-	-	-	744,279
Gross profit	-	-	-	37,176

Operating expenses:
Personnel costs	1,204,621	509,031	2,004,417	1,925,716
Sales and marketing	44,049	-	44,063	14,854
General and administrative	445,748	382,869	2,821,541	2,182,631
Amortization expense	21,832	-	21,832	-
Legal and professional fees	340,226	289,484	797,772	1,216,799
Total operating expenses	2,056,476	1,181,384	5,689,625	5,340,000
Loss from operations	(2,056,476)	(1,181,384)	(5,689,625)	(5,302,824)

Other income (expenses):
Interest expense	(590,061)	(85,040)	(1,152,858)	(85,040)
Gain / (loss) on foreign exchange	23,170	(36,500)	46,708	(52,511)
Total other expenses	(567,431)	(121,540)	(1,106,150)	(137,551)
Net loss from continuing operations, before taxes	(2,623,907)	(1,302,924)	(6,795,775)	(5,440,375)
Income taxes	-	2,559	-	7,676
Net loss from continuing operations	(2,623,907)	(1,305,483)	(6,795,775)	(5,448,051)
Net gain / (loss) from discontinued operations, net of tax	250,092	(4,634,506)	605,394	(4,862,255)
Net loss	$(2,373,815)	$(5,939,989)	$(6,190,381)	$(10,310,306)

Comprehensive loss from discontinued operations	-	-	-	-
Comprehensive loss	$(2,373,815)	$(5,939,989)	$(6,190,381)	$(10,310,306)

Net loss per common share:
Loss from continuing operations - basic and diluted	$(0.02)	$(0.01)	$(0.06)	$(0.05)

Gain / (loss) from discontinued operations - basic and diluted	$0.00	$(0.05)	$0.01	$(0.05)

Loss per common share - basic and diluted	$(0.02)	$(0.06)	$(0.05)	$(0.10)

Weighted average common shares outstanding—basic and diluted	118,939,488	93,060,753	107,846,167	101,611,540

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CRYOMASS TECHNOLOGIES INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(UNAUDITED)

	Common Stock		Additional Paid-In	Common Stock to	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Be Issued	Deficit	Equity
Balance at December 31, 2019 (Revised)	106,216,708	$106,216	$16,894,103	$-	$(3,913,287)	$13,087,032
Issuance of common stock pursuant to separation agreement	1,175,549	1,176	763,049	-	-	764,225
Issuance of common stock pursuant to accelerated vesting of RSU’s	600,000	600	389,460	-	-	390,060
Stock-based compensation	-	-	159,529	-	-	159,529
Net loss	-	-	-	-	(3,597,309)	(3,597,309)
Balance at March 31, 2020	107,992,257	$107,992	$18,206,141	$-	$(7,510,596)	$10,803,537
Share cancellations	(15,050,000)	-	-	-	-	-
Stock-based compensation	-	-	58,842	-	-	58,842
Net loss	-	-	-	-	(773,008)	(773,008)
Balance at June 30, 2020	92,942,257	107,992	18,264,983	-	(8,283,604)	10,089,371
Share cancellations	(300,000)	(15,350)	15,350	-	-	-
Share issuance	70,000	70	14,930	-	-	15,000
Stock-based compensation	757,895	758	219,641	-	-	220,399
Beneficial Conversion Feature of Note Payable	-	-	250,000	-	-	250,000
Net loss	-	-	-	-	(5,939,989)	(5,939,989)
Balance at September 30, 2020	93,470,152	93,470	18,764,904	-	(14,223,593)	4,634,781
Balance at December 31, 2020	97,005,817	$97,006	$19,138,947	$98,535	$(15,729,194)	$3,605,294
Share issuance	1,491,819	1,492	207,043	(98,535)	-	110,000
Stock-based compensation	-	-	250,817	-	-	250,817
Net loss	-	-	-	-	(1,046,927)	(1,046,927)
Balance at March 31, 2021	98,497,636	$98,498	$19,596,807	$-	$(16,776,121)	$2,919,184
Share issuance	201,586	202	-	-	-	202
Share issuance related to Cryocann asset purchase	10,000,000	10,000	1,794,500	-	-	1,804,500
Share issuance pursuant to employment agreements	6,701,586	6,701	894,000	-	-	900,701
Share issuance in exchange for extinguishment of debt	2,500,000	2,500	505,902	-	-	508,402
Share issuance in exchange for services	633,125	633	56,867	-	-	57,500
Stock-based compensation	-	-	190,026	-	-	190,026
Stock options issued and outstanding	-	-	710,202	-	-	710,202
Beneficial Conversion Feature of Note Payable	-	-	391,958	-	-	391,958
Warrants issued in conjunction with Convertible Notes Payable	-	-	888,371	-	-	888,371
Net loss	-	-	-	-	(2,769,639)	(2,769,639)
Balance at June 30, 2021	118,533,933	$118,534	$25,028,633	$-	$(19,545,760)	$5,601,407
Share issuance	798,414	798	199,000	-	-	199,798
Share issuance in exchange for services	633,707	634	239,853	-	-	240,487
Share issuance for interest payment on note payable	92,127	92	23,317	-	-	23,409
Stock-based compensation	-	-	68,628	-	-	68,628
Stock options issued and outstanding	-	-	258,003	-	-	258,003
Beneficial Conversion Feature of Note Payable	-	-	123,805	-	-	123,805
Warrants issued in conjunction with Convertible Notes Payable	-	-	40,408	-	-	40,408
Net loss	-	-	-	-	(2,373,815)	(2,373,815)
Balance at September 30, 2021 (As restated, see Note 1)	120,058,181	$120,058	$25,981,647	$-	$(21,919,575)	$4,182,130

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CRYOMASS TECHNOLOGIES INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended September 30,
	2021	2020
	As restated, see Note 1
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,795,775)	$(5,448,051)
Adjustments to reconcile net loss to net cash used in operating activities from continuing operations:
Depreciation and amortization expense	21,832	-
Amortization of debt discount	539,692	20,833
Provision for inventory loss	-	400,787
Stock-based compensation expense	2,400,976	1,593,055
Deferred income tax expense	-	2,985
Fair value of common stock issued pursuant to service and advisory agreements	291,096	15,000
Change in operating assets and liabilities:
Accounts receivable	-	(684,000)
Prepaid expenses	(57,129)	(71,408)
Inventory, net	-	(60,787)
Assets held for sale	-	7,134
Accounts payable and accrued expenses	876,417	843,353
Taxes payable	-	771
Net cash used in operating activities from continuing operations	(2,722,891)	(3,380,328)
Net cash provided by / (used in) operating activities from disc ops	(347,204)	132,937
Net cash used in operating activities	(3,070,095)	(3,247,391)
CASH FLOWS FROM INVESTING ACTIVITIES:
Cash payment for Cryocann asset purchase	(1,000,000)	-
Issuance of other payable related to Cryocann asset purchase	(1,247,684)	-
Purchase of property and equipment	(135,000)	-
Net cash used in investing activities from continuing operations	(2,382,684)	-
Net cash used in investing activities from discontinued operations	(280,561)	(462,174)
Net cash used in investing activities	(2,663,245)	(462,174)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from note payable, related parties	237,590	-
Proceeds from issuance of common stock	320,000	-
Repayment of loans payable, current	(40,668)	-
Proceeds from loans payable	-	600,000
Proceeds from notes payable	4,900,000	250,000
Related party note disbursement	(281,771)	-
Net cash provided by financing activities from continuing operations	5,135,151	850,000
Net cash provided by financing activities from discontinued operations	505,902	-
Net cash provided by financing activities	5,641,053	850,000
Net increase / (decrease) in cash from continuing operations	29,576	(2,530,328)
Net increase / (decrease) in cash from discontinued operations	(121,863)	(329,237)
Cash at beginning of period	329,839	3,473,770
Cash at end of period	$237,552	$614,205
Supplemental disclosure of cash flow information:
Cash paid for interest	$283,330	$46,038
Supplemental disclosure of non-cash investing and financing activities:
Common stock issued pursuant to separation agreement	$-	$764,225
Common stock issued pursuant to vesting of restricted stock units	$2,851,103	$390,060

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

As a result of our fair value calculations, we recognized $928,779 and $515,763 of additional paid in capital associated with the value of the warrants and beneficial conversion, respectively, resulting in a total notes payable discount of $1,444,542. Debt discount amortization of $342,410 and $531,192 was recognized as interest expense during the three and nine months ended September 30, 2021, respectively.

CRYOMASS TECHNOLOGIES INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	As of September 30, 2021
	Previously Reported	Adjustments	Revised
ASSETS
Current assets:
Cash and cash equivalents	$237,552	$-	$237,552
Accounts receivable, net	540,000	-	540,000
Prepaid expenses	117,604	-	117,604
Related party note receivable	281,771	-	281,771
Assets held for sale, current	7,313,798	-	7,313,798
Total current assets	8,490,725	-	8,490,725

Property and equipment, net	135,000	-	135,000
Intangible assets, net	4,060,431	-	4,060,431
Goodwill	1,190,000	-	1,190,000
Total assets	$13,876,156	$-	$13,876,156

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$3,124,652	$-	$3,124,652
Loans payable	286,441	-	286,441
Taxes payable	771	-	771
Note payable, related party	1,457,669	-	1,457,669
Liabilities held for sale, current	677,084	-	677,084
Total current liabilities	5,546,617	-	5,546,617
Notes payable	4,982,944	(850,461)	4,132,483
Deferred tax liability	14,926	-	14,926
Total liabilities	10,544,487	(850,461)	9,694,026

Commitments and contingencies

Shareholders’ equity:
Preferred stock, $0.001 par value, 100,000 shares authorized, no shares issued and outstanding respectively	-	-	-
Common stock, $0.001 par value, 500,000,000 shares authorized, 120,058,181 and 97,005,817 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	120,058	-	120,058
Additional paid-in capital	24,622,355	1,359,292	25,981,647
Accumulated deficit	(21,410,744)	(508,831)	(21,919,575)
Total shareholders’ equity	3,331,669	850,461	4,182,130
Total liabilities and shareholders’ equity	$13,876,156	$-	$13,876,156

CRYOMASS TECHNOLOGIES INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended September 30, 2021
	Previously Reported	Adjustments	Revised

Operating expenses:
Personnel costs	$1,204,621	$-	$1,204,621
Sales and marketing	44,049	-	44,049
General and administrative	445,748	-	445,748
Amortization expense	21,832	-	21,832
Legal and professional fees	340,226	-	340,226
Total operating expenses	2,056,476	-	2,056,476
Loss from operations	(2,056,476)	-	(2,056,476)

Other income (expenses):
Interest expense	(270,552)	(320,049)	(590,601)
Gain on foreign exchange	23,170	-	23,170
Total other expenses	(247,382)	(320,049)	(567,431)
Net loss from continuing operations, before taxes	(2,303,858)	(320,049)	(2,623,907)
Income taxes	-	-	-
Net loss from continuing operations	(2,303,858)	(320,049)	(2,623,907)
Net loss from discontinued operations, net of tax	250,092	-	250,092
Net loss	$(2,053,766)	$(320,049)	$(2,373,815)

Comprehensive loss from discontinued operations	-	-	-
Comprehensive loss	$(2,053,766)	$(320,049)	$(2,373,815)

Net loss per common share:
Loss from continuing operations - basic and diluted	$(0.02)	$(0.00)	$(0.02)

Loss from discontinued operations - basic and diluted	$0.00	$-	$0.00

Loss per common share - basic and diluted	$(0.02)	$(0.00)	$(0.02)

Weighted average common shares outstanding—basic and diluted	118,939,488	-	118,939,488

	For the Nine Months Ended September 30, 2021
	Previously Reported	Adjustments	Revised

Operating expenses:
Personnel costs	$2,004,417	$-	$2,004,417
Sales and marketing	44,063	-	44,063
General and administrative	2,821,541	-	2,821,541
Amortization expense	21,832	-	21,832
Legal and professional fees	797,772	-	797,772
Total operating expenses	5,689,625	-	5,689,625
Loss from operations	(5,689,625)	-	(5,689,625)

Other income (expenses):
Interest expense	(644,027)	(508,831)	(1,152,858)
Gain on foreign exchange	46,708	-	46,708
Total other expenses	(597,319)	(508,831)	(1,106,150)
Net loss from continuing operations, before taxes	(6,286,944)	(508,831)	(6,795,775)
Income taxes	-	-	-
Net loss from continuing operations	(6,286,944)	(508,831)	(6,795,775)
Net loss from discontinued operations, net of tax	605,394	-	605,394
Net loss	$(5,681,550)	$(508,831)	$(6,190,381)

Comprehensive loss from discontinued operations	-	-	-
Comprehensive loss	$(5,681,550)	$(508,831)	$(6,190,381)

Net loss per common share:
Loss from continuing operations - basic and diluted	$(0.06)	$(0.00)	$(0.06)

Loss from discontinued operations - basic and diluted	$0.01	$-	$0.01

Loss per common share - basic and diluted	$(0.05)	$(0.00)	$(0.05)

Weighted average common shares outstanding—basic and diluted	107,846,167	-	107,846,167

CRYOMASS TECHNOLOGIES INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(UNAUDITED)

	Common Stock		Additional Paid-In	Common Stock to	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Be Issued	Deficit	Equity
Balance at March 31, 2021	98,497,636	$98,498	$19,596,807	$-	$(16,776,121)	$2,919,184
Share issuance	201,586	202	-	-	-	202
Share issuance related to Cryocann asset purchase	10,000,000	10,000	1,794,500	-	-	1,804,500
Share issuance pursuant to employment agreements	6,701,586	6,701	894,000	-	-	900,701
Share issuance in exchange for extinguishment of debt	2,500,000	2,500	505,902	-	-	508,402
Share issuance in exchange for services	633,125	633	56,867	-	-	57,500
Stock-based compensation	-	-	190,026	-	-	190,026
Stock options issued and outstanding	-	-	710,202	-	-	710,202
Net loss	-	-	-	-	(2,580,857)	(2,580,857)
Previously reported balance at June 30, 2021	118,533,933	$118,534	$23,748,304	$-	$(19,356,978)	$4,509,860

Adjustments:
Interest expense from debt discount amortization related to Beneficial Conversion Feature	-	-	-	-	(188,782)	(188,782)
Beneficial Conversion Feature of Note Payable	-	-	391,958	-	-	391,958
Warrants issued in conjunction with Convertible Notes Payable	-	-	888,371	-	-	888,371
Adjusted balance at June 30, 2021	118,533,933	$118,534	$25,208,633	$-	$(19,545,760)	$5,601,407

Share issuance	798,414	798	199,000	-	-	199,798
Share issuance in exchange for services	633,707	634	239,853	-	-	240,487
Share issuance for interest payment on note payable	92,127	92	23,317	-	-	23,409
Stock-based compensation	-	-	68,628	-	-	68,628
Stock options issued and outstanding	-	-	258,003	-	-	258,003
Beneficial Conversion Feature of Note Payable	-	-	85,250	-	-	85,250
Net loss	-	-	-	-	(2,053,766)	(2,053,766)
Balance at September 30, 2021	120,058,181	$120,058	$25,902,684	$-	$(21,599,526)	$4,423,216

Adjustments:
Interest expense from debt discount amortization related to Beneficial Conversion Feature	-	-	-	-	(320,049)	(320,049)
Beneficial Conversion Feature of Note Payable	-	-	38,555	-	-	38,555
Warrants issued in conjunction with Convertible Notes Payable	-	-	40,408	-	-	40,408
Adjusted balance at September 30, 2021	120,058,181	$120,058	$25,981,647	$-	$(21,919,575)	$4,182,130

CRYOMASS TECHNOLOGIES INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended September 30, 2021
	Previously Reported	Adjustments	Revised
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,286,944)	$(508,831)	$(6,795,775)
Adjustments to reconcile net loss to net cash used in operating activities from continuing operations:
Depreciation and amortization expense	21,832	-	21,832
Amortization of debt discount	30,861	508,831	539,692
Stock-based compensation expense	2,400,976	-	2,400,976
Fair value of common stock issued pursuant to service and advisory agreements	291,096	-	291,096
Change in operating assets and liabilities:
Prepaid expenses	(57,129)	-	(57,129)
Accounts payable and accrued expenses	876,417	-	876,417
Net cash used in operating activities from continuing operations	(2,722,891)	-	(2,722,891)
Net cash provided by operating activities from discontinued operations	(347,204)	-	(347,204)
Net cash used in operating activities	(3,070,095)	-	(3,070,095)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash Payment for CryoCann asset purchase	(1,000,000)	-	(1,000,000)
Issuance of other payable related to CryoCann asset purchase	(1,247,684)	-	(1,247,684)
Purchase of property and equipment	(135,000)	-	(135,000)
Net cash used in investing activities from continuing operations	(2,382,684)	-	(2,382,684)
Net cash used in investing activities from discontinued operations	(280,561)	-	(280,561)
Net cash used in investing activities	(2,663,245)	-	(2,663,245)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from note payable, related parties	237,590	-	237,590
Proceeds from issuance of common stock	320,000	-	320,000
Repayment of loans payable, current	(40,668)	-	(40,668)
Proceeds from notes payable	4,900,000	-	4,900,000
Related party note disbursement	(281,771)	-	(281,771)
Net cash provided by financing activities from continuing operations	5,135,151	-	5,135,151
Net cash provided by financing activities from discontinued operations	505,902	-	505,902
Net cash provided by financing activities	5,641,053	-	5,641,053

Net decrease in cash from continuing operations	29,576	-	29,576
Net decrease in cash from discontinued operations	(121,863)	-	(121,863)
Cash at beginning of period	329,839	-	329,839
Cash at end of period	$237,552	$-	$237,552

Supplemental disclosure of cash flow information:
Cash paid for interest	$283,330	$-	$283,330
Supplemental disclosure of non-cash investing and financing activities:		-
Common stock issued pursuant to vesting of restricted stock units	$2,851,103	$-	$2,851,103

Item 6. Exhibits

Exhibit Number	Description
31.1*	Section 302 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer.
31.2*	Section 302 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer and Principal Accounting Officer.
32.1*	Section 906 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer.
32.2*	Section 906 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer and Principal Accounting Officer.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

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