Form 10-K
period 2021-12-31
Cryomass Technologies, Inc.
filed 2022-03-28
CIK 1533030

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

CRYOMASS TECHNOLOGIES INC.

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

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

As of June 30, 2021, the last business day of the registrant’s last completed second quarter, the aggregate market value of the common stock held by non-affiliates of the registrant was approximately $33,753,580, based on the June 30, 2021 closing price of the registrant’s common stock, as reported by OTC Markets, Inc. For the purposes of this disclosure, shares of common stock held by each executive officer, director and stockholder known by the registrant to be affiliated with such individuals based on public filings and other information known to the registrant have been excluded since such persons may be deemed affiliates. This determination of affiliate status for the purpose is not necessarily a conclusive determination for other purposes.

As of March 21, 2022, the registrant had 199,143,664 shares of its common stock, par value $0.001 per share, outstanding.

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

ii

PART I

ITEM 1 BUSINESS

Company History

Cryomass Technologies Inc (“Cryomass Technologies” or the “Company”) began as Auto Tool Technologies Inc., which was incorporated under the laws of the State of Nevada on May 10, 2011. The Company’s name was changed to AFC Building Technologies Inc. effective January 10, 2014. Effective April 26, 2018, the Company changed its name to First Colombia Development Corp. Effective October 14, 2019, the Company changed its name to Redwood Green Corp. Effective September 1, 2020, the Company changed its name to Andina Gold Corp. On July 15, 2021, the Company entered into a plan of merger with its wholly-owned subsidiary, Cryomass Technologies Inc a Nevada corporation, for the purpose of changing the name of the Company to Cryomass Technologies Inc. effective August 27, 2021. Our ticker symbol changed from AGOL to CRYM.

The Company’s principal office is located at 1001 Bannock St., Suite 612, Denver, CO 80204, and its telephone number is 303-416-7208. The Company’s website is www.cryomass.com. Information appearing on the website is not incorporated by reference into this prospectus.

The Company over its history has explored a number of different business opportunities.

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

On July 15, 2019, the Company, through its wholly owned subsidiary Good Acquisition Co., entered into a Membership Interest Purchase Agreement to acquire cannabis-related intellectual property and other assets of Critical Mass Industries LLC DBA Good Meds (“CMI” and/or “Good Meds”), a Colorado limited liability company (“CMI Transaction”). CMI is licensed by the Marijuana Enforcement Division of Colorado Department of Revenue to produce cannabis and cannabis products under its six licenses. These licenses allow for cultivation, manufacturing of infused products and retail distribution. At the time the Company entered into the Membership Interest Purchase Agreement, Colorado law prohibited public companies, including the Company, from owning cannabis licenses. Therefore, CMI spun off certain assets acquired by the Company. Under the terms of the Membership Interest Purchase Agreement, CMI retained the cannabis license, inventory and accounts receivable (the “Cannabis License Assets”) and continued to operate the cannabis business related to those assets. In consideration for the transfer of the acquired assets, the Company delivered 13,553,233 shares of the Company common stock, in addition to $1,999,770 in cash to CMI.

Effective December 31, 2021, we entered into a restated and amended administrative services agreement, terminated our license and marketing agreements, and restated the asset purchase agreement with CMI and affiliates. As a result of these agreements, we disposed of all CMI-related assets and extinguished any and all related obligations. For clarity, we have no management or operations decision-making right or responsibility, nor any access to future economic benefits from operation of the assets. Therefore, upon commencing these agreements, we determined that CMI no longer qualifies as a variable interest entity (“VIE”) as of December 31, 2021.

Good Meds, the operating unit of CMI, is based in Denver, CO, and operates in a 60,000-square-foot cultivation and processing facility. This facility produces cannabis for sale as dry flower and biomass input for processing into Marijuana-Infused Products (“MIP”), such as live resin, wax and budder. Good Meds also owns and operates two medical cannabis dispensaries located in Lakewood, CO and Englewood, CO. The business has been in operation since 2009.

Beginning in March 2020, an evaluation of various strategic alternatives was followed by the decision to sell the Colorado-based assets and refocus its attention on unique opportunities for gold exploration in Colombia. In August 2020, the Company established a wholly owned Colombian subsidiary, Andina Gold Colombia SAS for this purpose. In December 2020, due to the death of the top geologist exploring opportunities on behalf of the Company, and the effects of the ongoing Coronavirus pandemic, the Company determined that pursuit of gold exploration in Colombia was no longer a practical alternative.

On June 22, 2021, the Company entered into an Asset Purchase Agreement with Cryocann USA Corp, a California corporation (“Cryocann”), pursuant to which Company acquired substantially all the assets of Cryocann. The aggregate purchase price was $3,500,000 million in cash and 10,000,000 shares of Company common stock As part of the Cryocann Acquisition, we retained both Cryocann employees, who have expert knowledge of the industry, related participants, customers and the acquired patented technology. Under their employment agreements, each employee may receive compensation if specific performance targets are met in association with our future operating performance when the Cryocann technology enters the market. The technology and assets acquired from Cryocann are operated from the Company’s subsidiary, Cryomass LLC. The patented cryo-mechanical technology is for the separation of plant materials in the harvesting of hemp and cannabis, and potentially other high value crops such as hops. We believe this technology will reduce processing costs and increases the quality of extracted compounds. We are exploring the application of the underlying technology to a broad range of industries that handle high-value materials and that could benefit from our precision capture methods. We anticipate that cannabis and hemp will be the first in a series of such industries.

To develop and commercialize the technology, we contracted with an independent engineering and manufacturing firm to refine the design of our cryo-mechanical system for the handling of harvested hemp, cannabis and other high-value plants. The system exploits CryoMass’s U.S.-patented process for the controlled application of liquid nitrogen to stabilize and separate the structural elements of gross plant material. The device currently under development is scaled for highway transportability and is being optimized for the low-cost collection of fully intact hemp and cannabis trichomes. It can be used within minutes after plants have been cut and can also efficiently capture trichomes from fresh frozen or even dried plant parts, including trim. The device’s through-put capacity is expected to be approximately 600 kilograms of gross plant material per hour. The advanced design for the equipment has been completed, and testing of a prototype machine is currently underway. The engineering and manufacturing firm has indicated that it has the capacity to build 10 to 15 such devices per month.

In November we retained a second engineering and manufacturing firm to independently develop a separate machine design that applies our patented process. We expect their work to help strengthen the power and robustness of our technology. In addition, it opens a channel to a second manufacturing source.

The first functional “beta” machine is expected to be ready for field testing by a third-party cannabis producer by mid-2022. The first production-run machine is expected to be ready for use towards the end of the second quarter 2022. At that moment, we expect to start helping our first tolling client (fee for service) increase its margins by cutting the cost of handling, processing and refining its hemp or cannabis and increasing the resulting material’s value to formulators of end products.

Management believes the CryoMass system will deliver a compelling combination of cost and time savings while enhancing product quality and quantity for largescale cultivators and processors of hemp and cannabis. The use of a CryoMass system – which can be trucked to and operated on the fields of most large hemp and cannabis growers or be permanently installed at a user’s processing facility – should eliminate many of the costs that come with traditional practices, especially the labor, fuel and capital costs of drying and curing hemp or cannabis that is grown for the extraction of end products. With traditional practices, harvested plants are transported to a specially constructed drying house and then treated for a week or longer under controlled conditions of temperature and humidity. It’s a costly method. With our system, harvested plants are simply fed into the front end of a CryoMass machine, and minutes later fully intact trichomes are collected at the back end of the machine. With traditional practices and their seven-to-ten days of handling and drying, a large share of a plant’s valuable trichomes break off and are lost. Then the remaining trichomes are damaged by long exposure to oxygen and by the evaporation of their volatile terpenes. The CryoMass system, on the other hand, stabilizes and collects fully intact trichomes at harvest, leaving no opportunity for such wasteful loss. Field-captured trichomes are the cleanest element of a hemp or cannabis plant because, unlike the rest of the plant, trichomes do not readily take up heavy metals, pesticides or other common soil contaminants. As a product for end-users, field-captured trichomes are closest to being contaminant free. As feedstock for manufacturers of extracts and oils, they are the key to the purest products possible.

Because the trichomes collected with CryoMass technology represent only 10% or so of a plant’s weight and volume, they are cheaper to ship and store than gross plant material. For the same reason and because trichomes are free of the waxes and other unwanted materials found in the rest of the plant, processing trichomes into oils and extracts can be far quicker, cheaper and easier than processing gross plant material. Even trichomes captured from dried or frozen plant parts deliver this cost-saving advantage to processors of oils and extracts. The three-dimensional advantage achievable with the CryoMass system – first-stage cost savings, product enhancement and downstream cost savings – can as much as double a crop’s wholesale value. And in some jurisdictions, users may enjoy a reduction in excise taxes levied on cannabis and hemp harvests, which typically are tied to the gross weight of hemp or cannabis that is removed from the field.

Market Size

Production and processing of hemp and cannabis is a huge, worldwide industry. In the U.S., for example, the wholesale value of the cannabis crop from just the 11 states permitting adult-use and medical cannabis exceeds $6 billion annually.1 Growth in the U.S. and in the worldwide market is likely fed in part by the growing acceptance of medicinal cannabis products and anticipated legislative changes in various jurisdictions worldwide.

And that may only be chapter one of the Company’s story. Several other high-value plants, including species that are important for health and wellness products, wrap their valuable elements in trichomes. The technology we are developing for hemp and cannabis may have profitable application to those other species as well. We intend to find out.

Recent Developments

In September, we were granted an additional patent for our process from the Chinese Intellectual Property Office. We currently are taking steps to gain further protection for our intellectual property through the European Union Intellectual Property Office and several other international jurisdictions.

On November 17th we announced the completion of a $10.3 million equity financing. The financing and the earlier conversion of substantially all the company’s debt into common stock left the Company with a strong balance sheet and adequate resources for our planned business development during the coming twelve months. In connection with the financing, 1,010,000 shares and 760,000 shares of CryoMass Technologies common stock were purchased by CEO Christian Noël and Chairman of the Board Delon Human, respectively.

Available Information

Our website address is https://cryomass.com. We do not intend our website address to be an active link or to otherwise incorporate by reference the contents of the website into this Report. The U.S. Securities and Exchange Commission (the “SEC”) maintains an Internet website (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC.

ITEM 1A RISK FACTORS

You should carefully consider the risks described below together with all other information included in our public filings before making an investment decision with regard to our securities. The statements contained in or incorporated into this Prospectus that are not historic facts are forward- looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those set forth in or implied by forward- looking statements. While the risks described below are the ones we believe are most important for you to consider, these risks are not the only ones that we face. If any of the following events described in these risk factors actually occurs, our business, financial condition or results of operations could be harmed. In that case, the trading price of our Common Shares could decline, and you may lose all or part of your investment.

General Risk Factors

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

We will require significant additional capital to fund our business plan.

The Company will be required to expend significant funds to implement its business plan. The Company anticipates that it will be required to make substantial capital expenditures for the manufacture of its equipment.

The Company’s ability to obtain necessary funding for these purposes, in turn, depends upon a number of factors, including the status of the national and worldwide economy and the financial markets and the availability of capital. Capital markets worldwide were adversely affected by substantial losses by financial institutions, caused by investments in asset-backed securities and remnants from those losses continue to impact the ability for the Company to raise capital. The Company may not be successful in obtaining the required financing or, if it can obtain such financing, such financing may not be on terms that are favorable to us.

The Company’s inability to access sufficient capital for its operations could have a material adverse effect on its financial condition, results of operations, or prospects. Sales of substantial amounts of securities may have a highly dilutive effect on the Company’s ownership or share structure. Sales of a large number of shares of the Company’s Common Shares in the public markets, or the potential for such sales, could decrease the trading price of the Common Shares and could impair the Company’s ability to raise capital through future sales of Common Shares.

International, national and regional trade laws, regulations and policies and government farm programs and policies could significantly impair our profitability and growth prospects.

International, national and regional laws, regulations and policies directly or indirectly related to or restricting the import and export of the Company’s products, services and technology, including protectionist policies in particular jurisdictions or for the benefit of favored industries or sectors, could harm the Company’s ability to grow in international markets and subject the Company to civil and criminal sanctions. Restricted access to global markets impairs the Company’s ability to export goods and services from its various manufacturing locations around the world, and limits the ability to access raw materials and high-quality parts and components at competitive prices on a timely basis. Trade restrictions could limit the Company’s ability to capitalize on future growth opportunities in international markets and impair the Company’s ability to expand the business by offering new technologies, products and services. These restrictions may affect the Company’s competitive position. Additionally, changes in government farm programs and policies, including restrictions on cannabis and hemp cultivation and processing, can significantly influence demand for agricultural equipment.

Changing demand for certain agricultural products could have an effect on the price of farming output and consequently the demand for certain of our equipment and could also result in higher research and development costs related to changing machine requirements.

Negative economic conditions and outlook can materially weaken demand for our equipment and services, limit access to funding and result in higher funding costs.

The demand for the Company’s products and services can be significantly reduced in an economic environment characterized by high unemployment, cautious consumer spending, lower corporate earnings, U.S. budget issues and lower business investment. Negative or uncertain economic conditions causing the Company’s customers to lack confidence in the general economic outlook can significantly reduce their likelihood of purchasing the Company’s equipment. If negative economic conditions affect the overall farm economy, there could be a similar effect on the Company’s agricultural equipment sales. In addition, uncertain or negative outlook with respect to ongoing U.S. budget issues as well as general economic conditions and outlook can cause significant changes in market liquidity conditions. Such changes could impact access to funding and associated funding costs, which could reduce the Company’s earnings and cash flows. Such changes could affect the ability of the Company’s customers, contract manufacturers, suppliers and lenders to finance their respective businesses, to access liquidity at acceptable financing costs, if at all, the availability of supplies, materials and manufacturing facilities and on the demand for the Company’s products.

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

Our recent acquisition of Cryocann USA Corp assets is expected to realize strategic and other benefits, including, among other things, the opportunity to enter the agricultural equipment industry, identify customers and provide our customers with an appealing range of products and services. However, it is impossible to predict with certainty whether, or to what extent, these benefits will be realized or whether we will be able to exploit the acquired assets in a timely and effective manner. For example:

●	the costs of using the assets in developing and manufacturing agricultural equipment may be higher than we expect and may require significant attention from our management;

●	the asset acquisition and subsequent exploitation of the assets may result in as of yet unidentified liabilities, such as infringement of third parties’ intellectual property, environmental liabilities or liabilities for violations of laws, such as the FCPA, that we did not expect;

●	our ability to successfully carry out our growth strategies with the help of the acquired assets will be affected by, among other things, our ability to maintain and enhance our relationships with potential customers, our ability to manufacture and distribution products, changes in the spending patterns and preferences of customers and potential customers, fluctuating economic and competitive conditions and our ability to retain their key personnel;

●	litigation or other claims in connection with the acquired assets, including claims from Cryocann USA Corp customers, current or former shareholders or other third parties; and

●	our due diligence of Cryocann USA Corp may have failed to identify all liabilities associated with the acquisition. Further, the acquired assets consisted primarily of intellectual property, which does not have a market value, and we may not have correctly assessed the relative benefits and detriments of making the acquisition and may have pay acquisition consideration exceeding the value of the acquired assets.

Further acquisitions may be necessary to realize our overall corporate strategy. There can be no assurance that we will be able to identify appropriate acquisition targets, successfully acquire identified targets or successfully integrate the business of acquired companies or the assets acquired to realize the full, anticipated benefits of such acquisitions. Our ability to address these issues will determine the extent to which we are able to successfully integrate, exploit and develop the acquired assets and to realize the expected benefits of the Cryocann USA Corp. transactions. Our failure to do so could have a material adverse effect on our performance following the transaction

Our business results depend largely on its ability to understand its customers’ specific preferences and requirements, and to develop, manufacture and market products that meet customer demand.

The Company’s ability to match new product offerings to customers’ anticipated preferences for different types and sizes of equipment and various equipment features and functionality, at affordable prices, is critical to its success. This requires a thorough understanding of the Company’s potential customers and their needs, as well as an understanding of the cannabis and hemp cultivation dynamics and of other agricultural commodities cultivation dynamics. Failure to deliver quality products that meet customer needs at competitive prices ahead of competitors could have a significant adverse effect on the Company’s business.

Our business may be directly and indirectly affected by unfavorable weather conditions or natural disasters that reduce agricultural production and demand for agriculture equipment.

Poor or unusual weather conditions can significantly affect the purchasing decisions of the Company’s potential customers. Natural calamities such as regional floods, hurricanes or other storms, and droughts can have significant negative effects on agricultural production. The resulting negative impact on farm income can strongly affect demand for agricultural equipment.

Changes in the availability and price of certain raw materials, components and whole goods could result in production disruptions or increased costs and lower profits on sales of our products.

The Company requires access to various materials and components at competitive prices to manufacture and distribute its products. Changes in the availability and price of these materials and components, which have fluctuated in the past and are more likely to fluctuate during times of economic volatility, can significantly increase the costs of production which could have a material negative effect on the profitability of the business, particularly if the Company, due to pricing considerations or other factors, is unable to recover the increased costs from its customers. The Company relies on suppliers and contract manufacturers to acquire materials and components to manufacture its products. Supply chain and contract manufacturing disruptions due to supplier or contract manufacturer financial distress, capacity constraints, business continuity, quality, delivery or disruptions due to weather-related or natural disaster events could affect the Company’s operations and profitability.

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

The agricultural equipment business is highly seasonal, which may cause our quarterly results and our cash flow to fluctuate during the year. Farmers generally purchase agricultural equipment seasonally in conjunction with the harvesting seasons. Seasonal fluctuations can significantly impact our performance in a specific quarter, or overall.

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

We are subject to extensive anti-corruption laws and regulations.

The Company’s foreign operations, if and when established, must comply with all applicable laws, which may include the U.S. Foreign Corrupt Practices Act (FCPA), the UK Bribery Act or other anti-corruption laws. These anti-corruption laws generally prohibit companies and their intermediaries from making improper payments or providing anything of value to improperly influence government officials or private individuals for the purpose of obtaining or retaining a business advantage regardless of whether those practices are legal or culturally expected in a particular jurisdiction. Recently, there has been a substantial increase in the global enforcement of anti-corruption laws. Although the Company has a compliance program in place designed to reduce the likelihood of potential violations of such laws, violations of these laws could result in criminal or civil sanctions and have an adverse effect on the Company’s reputation, business and results of operations and financial condition.

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

The occurrence of one or more natural disasters, climate change, pandemic outbreaks or other health crises (including but not limited to the COVID-19 outbreak), could adversely affect our business and financial performance. If any of these events result in the closure of one or more of our dispensaries, extended sick leave involving our personnel, or impact key suppliers, our operations and financial performance could be materially adversely affected through an inability to provide other support functions to our stores and through lost sales. These events also could affect consumer shopping patterns or prevent customers from reaching our dispensaries, which could lead to lost sales and higher markdowns, the temporary lack of an adequate work force in a market, the temporary or long-term disruption of product availability in our dispensaries and the temporary or long-term inability to obtain technology needed to effectively run our business.

Our business may be impacted by geopolitical events, war, terrorism, and other related business interruptions.

War, terrorism, geopolitical uncertainties, and other related business interruptions have caused and could cause damage or disruption to international commerce and the global economy, and thus could have a material adverse effect on the Company, its suppliers, logistics providers, manufacturing vendors and customers. The Company’s business operations are subject to interruption by, among others, disasters, whether as a result of war, refugee crises, fire, power shortages, nuclear power plant accidents and other industrial accidents, terrorist attacks and other hostile acts, labor disputes, and other events beyond its control. Such events could decrease demand for the Company’s products, make it difficult or impossible for the Company to develop, prototype, make and deliver products to its customers or to receive components from its suppliers, and create delays and inefficiencies in the Company’s supply chain. While the Company's suppliers are expected to maintain safe working environments and operations, an industrial accident could occur and could result in disruption to the Company's business and harm to the Company's reputation. In any event of business interruption, the Company could incur significant losses, require substantial recovery time and experience significant expenditures in order to resume operations.

Security breaches and other disruptions to our information technology infrastructure could interfere with our operations and could compromise the Company’s and its customers’ and suppliers’ information, exposing us to liability that would cause the Company’s business and reputation to suffer.

In the ordinary course of business, the Company relies upon information technology networks and systems, some of which are managed by third parties, to process, transmit and store electronic information, and to manage or support a variety of business processes and activities, including supply chain, manufacturing, distribution, invoicing and collection of payments from intermediaries or other purchasers or lessees of our equipment. We use information technology systems to record, process and summarize financial information and results of operations for internal reporting purposes and to comply with regulatory financial reporting, legal and tax requirements. Additionally, we collect and store sensitive data, including intellectual property, proprietary business information and the proprietary business information of the Company’s customers and suppliers, as well as personally identifiable information of our customers and employees, in third party data centers, “cloud” providers and on information technology networks. The secure operation of these information technology networks, and the processing and maintenance of this information is critical to the Company’s business operations and strategy. Such third parties, as well as the Company’s information technology networks, cloud and infrastructure may be vulnerable to damage, disruptions or shutdowns due to attacks by hackers or breaches due to employee error or malfeasance or other disruptions during the process of upgrading or replacing computer software or hardware, power outages, computer viruses, telecommunication or utility failures or natural disasters or other catastrophic events. The occurrence of any of these events could compromise the respective storage networks, data centers or cloud, and the information stored there could be accessed, publicly disclosed, lost or stolen. Any such access, disclosure or other loss of information could result in legal claims or proceedings, liability or regulatory penalties under laws protecting the privacy of personal information, disrupt operations, and damage our reputation, which could adversely affect the Company’s business.

Our suppliers, contract manufacturers and customers are subject to and affected by increasingly rigorous environmental, health and safety laws and regulations of federal, state and local authorities in the U.S. and various regulatory authorities with jurisdiction over the Company’s operations. In addition, private civil litigation on these subjects has increased, primarily in the U.S.

Enforcement actions arising from violations of environmental, health and safety laws or regulations can lead to investigation and defense costs, and result in significant fines or penalties. In addition, new or more stringent requirements of governmental authorities could prevent or restrict the Company’s operations, or those of our suppliers and customers, require significant expenditures to achieve compliance and/or give rise to civil or criminal liability. There can be no assurance that violations of such legislation and/or regulations, or private civil claims for damages to property or personal injury arising from the environmental, health or safety impacts of our operations, or those of our suppliers and customers, would not have consequences that result in a material adverse effect on our business, financial condition or results of operations.

Increasingly stringent engine emission standards could impact our ability to manufacture and distribute certain equipment, which could negatively affect business results.

The Company’s equipment operations must meet increasingly stringent engine emission reduction standards, including USEPA, Interim Tier 4/Stage IIIb and Final Tier 4/Stage IV non-road diesel emission requirements in the U.S. and European Union.

We may incur increased costs due to new or more stringent greenhouse gas emission standards designed to address climate change and could be further impacted by physical effects attributed to climate change on its facilities, suppliers and customers.

There is a growing political and scientific consensus that emissions of greenhouse gases (GHG) continue to alter the composition of Earth’s atmosphere in ways that are affecting and are expected to continue to affect the global climate. These considerations may lead to international, national, regional or local legislative or regulatory responses in the future. Various stakeholders, including legislators and regulators, shareholders and non-governmental organizations, as well as companies in many business sectors, including the Company, are considering ways to reduce GHG emissions. The regulation of GHG emissions from certain stationary or mobile sources could result in additional costs to the Company or its suppliers in the form of taxes or emission allowances, facilities improvements and energy costs, which would increase our operating costs through higher contract manufacturing, utility, transportation and materials costs. Increased input costs and compliance-related costs could also impact customer operations and demand for our equipment. Because the impact of any future GHG legislative, regulatory or product standard requirements on our businesses and products is dependent on the timing and design of mandates or standards, the Company is unable to predict its potential impact at this time.

Furthermore, the potential physical impacts of climate change on our suppliers and customers and therefore on our operations are highly uncertain and will be particular to the circumstances developing in various geographical regions. These may include long-term changes in temperature levels and water availability. These potential physical effects may adversely impact the demand for the Company’s products and the cost, production, sales and financial performance of the Company’s operations.

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

Risks Related to the Common Shares

The Company’s Common Share price may be volatile and as a result investor could lose all or part of their investment.

In addition to volatility associated with equity securities in general, the value of an investor’s investment could decline due to the impact of any of the following factors upon the market price of the Common Shares:

●	disappointing results from the Company’s operations or financing activities;

●	decline in demand for its Common Shares;

●	downward revisions in securities analysts’ estimates or changes in general market conditions;

●	technological innovations by competitors or in competing technologies;

●	investor perception of the Company’s industry or its prospects; and

●	general economic trends.

Our Common Share price on the OTCQB has experienced significant price and volume fluctuations. Stock markets in general have experienced extreme price and volume fluctuations, and the market prices of securities have been highly volatile. These fluctuations are often unrelated to operating performance and may adversely affect the market price of the Common Shares. As a result, an investor may be unable to sell any Common Shares such investor acquires at a desired price.

Potential future sales under Rule 144 may depress the market price for our Common Shares.

In general, under Rule 144, a person who has satisfied a minimum holding period of between 6 months and one-year and any other applicable requirements of Rule 144, may thereafter sell such shares publicly. A significant number of the Company’s currently issued and outstanding Common Shares held by existing shareholders, including officers and directors and other principal shareholders, are currently eligible for resale pursuant to and in accordance with the provisions of Rule 144. The possible future sale of the Company’s Common Shares by its existing shareholders, pursuant to and in accordance with the provisions of Rule 144, may have a depressive effect on the price of its Common Shares in the over-the-counter market.

The Company’s Common Shares currently deemed a “penny stock”, which may make it more difficult for investors to sell their Common Shares.

The SEC has adopted regulations which generally define “penny stock” to be any equity security that has a market price less than $5.00 per Common Share or an exercise price of less than $5.00 per Common Share, subject to certain exceptions. The Company’s s securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and “accredited investors”. The term “accredited investor” refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000, exclusive of their principal residence, or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade its securities. The Company believes that the penny stock rules may discourage investor interest in and limit the marketability of its Common Shares.

The Company has never paid dividends on its Common Shares.

The Company has not paid dividends on its Common Shares to date, and it does not expect to pay dividends for the foreseeable future. The Company intends to retain its initial earnings, if any, to finance its operations. Any future dividends on Common Shares will depend upon the Company’s earnings, its then-existing financial requirements, and other factors, and will be at the discretion of the Board.

FINRA has adopted sales practice requirements, which may also limit an investor’s ability to buy and sell the Company’s Common Shares.

In addition to the “penny stock” rules described above, FINRA has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low-priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low-priced securities will not be suitable for at least some customers. FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy the Company’s Common Shares, which may limit an investor’s ability to buy and sell its stock and have an adverse effect on the market for the Common Shares.

Investors’ interests in the Company will be diluted and investors may suffer dilution in their net book value per share of Common Shares if we issue additional employee/director/consultant options or if we sell additional Common Shares and/or warrants to finance its operations.

In order to further expand the Company’s operations and meet its objectives, any additional growth and/or expanded business activity will likely need to be financed through sale of and issuance of additional Common Shares. The Company will also in the future grant to some or all of its directors, officers, and key employees and/or consultants options to purchase Common Shares as non-cash incentives. The issuance of any equity securities could, and the issuance of any additional Common Shares will, cause the Company’s existing shareholders to experience dilution of their ownership interests.

If the Company issues additional Common Shares or decides to enter into joint ventures with other parties in order to raise financing through the sale of equity securities, investors’ interests in the Company will be diluted and investors may suffer dilution in their net book value per share of Common Shares depending on the price at which such securities are sold.

The issuance of additional shares of Common Shares may negatively impact the trading price of the Company’s securities.

We have issued Common Shares in the past and will continue to issue Common Shares to finance our activities in the future. In addition, newly issued or outstanding options and warrants to purchase Common Shares may be exercised, resulting in the issuance of additional Common Shares. Any such issuance of additional Common Shares would result in dilution to the Company’s shareholders, and even the perception that such an issuance may occur could have a negative impact on the trading price of the Common Shares.

The Company faces risks related to compliance with corporate governance laws and financial reporting standards.

The Sarbanes-Oxley Act of 2002, as well as related new rules and regulations implemented by the SEC and the Public Company Accounting Oversight Board, require changes in the corporate governance practices and financial reporting standards for public companies. These laws, rules and regulations, including compliance with Section 404 of the Sarbanes-Oxley Act of 2002 relating to internal control over financial reporting, referred to as Section 404, materially increase the Company’s legal and financial compliance costs and make certain activities more time-consuming and burdensome.

ITEM 1B UNRESOLVED STAFF COMMENTS

None.

ITEM 2 PROPERTIES

Executive Offices

Our executive office address is 1001 Bannock Street, Denver, CO 80204. This space is currently sufficient for our purposes, and we expect it to be sufficient for the foreseeable future. The address of agent for service in Nevada and registered corporate office is InCorp Services, Inc., 36 South 18th Avenue, Suite D, Brighton, CO 80601.

ITEM 3 LEGAL PROCEEDINGS

Legal proceedings covering a dispute arising from a past employment agreements is pending against the Company’s former business partner, CMI. In Gaudio v. Critical Mass Industries, LLC et al, CMI’s motion to set aside a default judgment was granted April 26, 2021. It is possible that there could be adverse developments in the Gaudio case. An unfavorable outcome or settlement of pending litigation would have a significant impact on our ability to collect receivables from CMI, to complete any of the pending transactions involving our Colorado assets and agreements and could encourage the commencement of additional litigation against CMI or the Company. We and our subsidiaries will record provisions in the consolidated financial statements for pending litigation when we determine that an unfavorable outcome is probable and the amount of the loss can be reasonably estimated. At the present time, while it is reasonably possible that an unfavorable outcome in the Gaudio case may occur, (i) management is unable to estimate the possible loss or range of loss that our Company would undergo that could result from an unfavorable outcome or settlement in Gaudio; and (iii) accordingly, management has not provided any amounts in the consolidated financial statements for an unfavorable outcome in this case, if applicable. Any applicable legal advice costs are expensed as incurred.

ITEM 4 MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5 MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is quoted on the OTC Markets OTCQB Trading Tier under the ticker symbol “CRYM”. The following table sets forth, for the periods indicated, the high and low closing sales prices of our common stock:

Three Months Ended	2021		2020
	High	Low	High	Low
March 31	$0.26	$0.13	$0.65	$0.13
June 30	0.45	0.15	0.47	0.12
September 30	0.35	0.17	0.20	0.08
December 31	0.64	0.21	0.25	0.13

Holders

As of March 21, 2022, there were approximately 371 registered holders of record of our common stock, plus approximately 1,800 additional shareholders owning shares held for them beneficially in brokerage accounts, and we had 199,143,664 common shares issued and outstanding.

Dividend Policy

We have not paid any dividends since our incorporation and do not anticipate the payment of dividends in the foreseeable future. At present, our policy is to retain any earnings to develop and market our services. The payment of dividends in the future will depend upon, among other factors, our earnings, capital requirements and operating financial conditions.

Equity Compensation Plan Information

The Company has adopted its 2019 Omnibus Stock Incentive Plan, which provides for the issuance of stock options, stock grants and restricted stock awards to employees, directors and consultants. During 2020, the Company granted 6,603,962 restricted stock units (RSU’s) to directors, employees, and consultants. Of these RSU’s, 1,367,895 vested and 2,782,895 were forfeited, leaving 2,453,172 outstanding as of December 31, 2020. Additionally, the Company awarded a total of 3,500,000 stock options during 2020. During 2021, the Company granted 6,650,000 restricted stock units (RSU’s) to directors, employees, and consultants. 6,903,172 RSUs vested, leaving 2,200,003 outstanding as of December 31, 2021. Additionally, the Company awarded a total of 1,000,000 stock options during 2021. In April 2021 Board of Directors cancelled the 2019 Plan.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

We did not sell any equity securities which were not registered under the Securities Act during the year ended December 31, 2021 that were not otherwise disclosed in this annual report on Form 10-K, in our quarterly reports on Form 10-Q, or in our current reports on Form 8-K filed during the year ended December 31, 2021.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fourth quarter of our fiscal year ended December 31, 2021.

ITEM 6 [RESERVED]

Not applicable.

ITEM 7 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

The following discussion and analysis of the results of operations and financial condition for the years ended December 31, 2021 and 2020 should be read in conjunction with our consolidated financial statements and the notes to those consolidated financial statements that are included elsewhere in this Annual Report on Form 10-K. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors. See “Forward-Looking Statements” at the beginning of this report.

General Overview

Cryomass Technologies Inc began as Auto Tool Technologies Inc., which was incorporated under the laws of the State of Nevada on May 10, 2011. The Company’s name was changed to AFC Building Technologies Inc. effective January 10, 2014. Effective April 26, 2018, the Company changed its name to First Colombia Development Corp. Effective October 14, 2019, the Company changed its name to Redwood Green Corp. Effective September 1, 2020, the Company changed its name to Andina Gold Corp. On July 15, 2021, the Company entered into a plan of merger with its wholly-owned subsidiary, Cryomass Technologies Inc. a Nevada corporation, for the purpose of changing our name to Cryomass Technologies Inc. effective August 27, 2021. Our ticker symbol changed from AGOL to CRYM.

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

Effective December 31, 2021, we entered into a restated and amended administrative services agreement, terminated our license and marketing agreements, and restated the asset purchase agreement with CMI and affiliates. As a result of these agreements, we disposed of all CMI-related assets and extinguished any and all related obligations. For clarity, we have no management or operations decision-making right or responsibility, nor any access to future economic benefits from operation of the assets. Therefore, upon commencing these agreements, we determined that CMI no longer qualifies as a variable interest entity (“VIE”) as of December 31, 2021.

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

Our Current Business

Our business portfolio includes the accounts of Cryomass LLC (formerly known as General Extract), which is controlled by the Company through its 100% ownership interest. The Company dissolved its previously reported VIE relationship with Critical Mass Industries Inc., such that we no longer report the VIE as discontinued operations held for sale.

On June 23, 2021, the Company consummated purchase of assets of Cryocann USA Corp through its wholly-owned subsidiary Cryomass LLC. We are currently finalizing research and development work of our patented technology. We intend to begin commercial-scale testing of the system prototype in the first half of 2022 and plan to target specific markets and industries to employ this ground-breaking technology.

To develop and commercialize the technology, we contracted with an independent engineering and manufacturing firm to refine the design of our cryo-mechanical system for the handling of harvested hemp, cannabis and other high-value plants. The system exploits CryoMass’s U.S.-patented process for the controlled application of liquid nitrogen to stabilize and separate the structural elements of gross plant material. The device currently under development is scaled for highway transportability and is being optimized for the low-cost collection of fully intact hemp and cannabis trichomes. It can be used within minutes after plants have been cut and can also efficiently capture trichomes from fresh frozen or even dried plant parts, including trim. The device’s through-put capacity is expected to be approximately 600 kilograms of gross plant material per hour. The advanced design for the equipment has been completed, and testing of a prototype machine is currently underway. The engineering and manufacturing firm has indicated that it has the capacity to build 10 to 15 such devices per month.

In November we retained a second engineering and manufacturing firm to independently develop a separate machine design that applies our patented process. We expect their work to help strengthen the power and robustness of our technology. In addition, it opens a channel to a second manufacturing source.

The first functional “beta” machine is expected to be ready for field testing by a third-party cannabis producer in mid-2022. The first production-run machine is expected to be ready for use towards the end of the second quarter 2022. At that moment, we expect to start helping our first tolling client (fee for service) increase its margins by cutting the cost of handling, processing and refining its hemp or cannabis and increasing the resulting material’s value to formulators of end products.

Management believes the CryoMass system will deliver a compelling combination of cost and time savings while enhancing product quality and quantity for largescale cultivators and processors of hemp and cannabis. The use of a CryoMass system – which can be trucked to and operated on the fields of most large hemp and cannabis growers or be permanently installed at a user’s processing facility – should eliminate many of the costs that come with traditional practices, especially the labor, fuel and capital costs of drying and curing hemp or cannabis that is grown for the extraction of end products. With traditional practices, harvested plants are transported to a specially constructed drying house and then treated for a week or longer under controlled conditions of temperature and humidity. It’s a costly method. With our system, harvested plants are simply fed into the front end of a CryoMass machine, and minutes later fully intact trichomes are collected at the back end of the machine. With traditional practices and their seven-to-ten days of handling and drying, a large share of a plant’s valuable trichomes break off and are lost. Then the remaining trichomes are damaged by long exposure to oxygen and by the evaporation of their volatile terpenes. The CryoMass system, on the other hand, stabilizes and collects fully intact trichomes at harvest, leaving no opportunity for such wasteful loss. Field-captured trichomes are the cleanest element of a hemp or cannabis plant because, unlike the rest of the plant, trichomes do not readily take up heavy metals, pesticides or other common soil contaminants. As a product for end-users, field-captured trichomes are closest to being contaminant free. As feedstock for manufacturers of extracts and oils, they are the key to the purest products possible.

Because the trichomes collected with CryoMass technology represent only 10% or so of a plant’s weight and volume, they are cheaper to ship and store than gross plant material. For the same reason and because trichomes are free of the waxes and other unwanted materials found in the rest of the plant, processing trichomes into oils and extracts can be far quicker, cheaper and easier than processing gross plant material. Even trichomes captured from dried or frozen plant parts deliver this cost-saving advantage to processors of oils and extracts. The three-dimensional advantage achievable with the CryoMass system – first-stage cost savings, product enhancement and downstream cost savings – can as much as double a crop’s wholesale value. And in some jurisdictions, users may enjoy a reduction in excise taxes levied on cannabis and hemp harvests, which typically are tied to the gross weight of hemp or cannabis that is removed from the field.

Results of Operations for the Years Ended December 31, 2021 and 2020

The following table shows our results of operations for the years ended December 31, 2021 and 2020. The historical results presented below are not necessarily indicative of the results that may be expected for any future period.

	For the Years Ended December 31,		Change
	2021	2020	Dollars	Percentage
Net sales	$-	$781,455	$(781,455)	-100%
Cost of goods sold, inclusive of depreciation	-	744,279	(744,279)	-100%
Gross profit / (loss)	-	37,176	37,176	-100%
Total operating expenses	7,991,827	6,572,017	1,419,810	22%
Loss from operations	(7,991,827)	(6,534,841)	(1,456,986)	22%
Total other expenses	(2,142,815)	(325,602)	(1,817,213)	558%
Net loss from continuing operations, before taxes	(10,134,642)	(6,860,443)	(3,274,199)	48%
Income taxes	-	10,235	(10,235)	-100%
Net loss from continuing operations	(10,134,642)	(6,870,678)	(3,263,964)	48%
Net income / (loss) from disc. Operations, net of tax	$(2,725,001)	$(4,945,229)	$2,220,228	-45%
Net loss	$(12,859,643)	$(11,815,907)	$(1,043,736)	9%

The following table shows our results of operations for the years ended December 31, 2021 and 2020 specifically relating to our variable interest entity, CMI, which is classified as discontinued operations above. The historical results presented below are not necessarily indicative of the results that may be expected for any future period.

	For the Years Ended December 31,		Change
	2021	2020	Dollars	Percentage
Net sales	$5,891,894	$6,860,282	$(968,388)	-14%
Cost of goods sold, inclusive of depreciation	4,132,696	4,901,237	(768,541)	-16%
Gross profit	1,759,198	1,959,045	(199,847)	-10%
Total operating expenses	1,402,437	1,725,950	(323,513)	-19%
Gain from operations	356,761	233,095	123,666	53%
Total other expenses	(49,803)	(5,178,324)	5,128,521	-99%
Loss on disposal of discontinued operations	(3,021,724)	-	(3,021,724)	-100%
Net income / (loss), before taxes	(2,714,766)	(4,945,229)	2,230,463	-45%
Income taxes	10,235	-	10,235	100%
Net income / (loss)	$(2,725,001)	$(4,945,229)	$2,220,228	-45%

Net Sales and Cost of Goods Sold

Net sales for the year ended December 31, 2021 were $0, which represented a decrease of $784,455, or 100%, compared to $781,455 of net sales for year ended December 31, 2020. Revenue generating activities for continuing operations are attributable to Cryomass LLC. The decrease in net sales is due to the fact that the Company exited the cultivation industry in 2020 and therefore has not had revenue-producing operations in 2021. CMI net sales were $5,891,894 for the year ended December 31, 2021, of which $4,032,719 was related to medical retail, $1,864,314 was related to medical wholesale, $12,791 was related to recreational wholesale, and $(17,930) was related to other revenues. Revenue generating activities for discontinued operations are attributable to CMI. CMI net sales were $4,698,428 for the year ended December 31, 2020, of which $1,319,944 was related to medical wholesale, $837,414 was related to recreational wholesale, and $4,496 was related to other revenues. The overall decrease in CMI net sales for the year ended December 31, 2021 compared to the year ended December 31, 2020 was $968,388, or 14%, which is primarily attributable to new regulations in the state of Colorado placing limitations on the amount of medical marijuana sold to individuals.

Cost of goods sold for the year ended December 31, 2021 were $0, which represented a decrease of $744,279 or 100%, compared to $744,279 for the year ended December 31, 2020. Cost of goods sold primarily consisted of the cost of CBD isolate. The decrease in cost of goods sold is due to the fact that Cryomass LLC did not have revenue generating operations in 2021. CMI’s cost of goods sold for the year ended December 31, 2021 primarily consisted of allocated salaries and wages of employees directly related to the production process, allocated depreciation directly related to the production process, cultivation supplies, rent and utilities. CMI’s cost of goods sold were $4,132,696 and $4,901,237 for the year ended December 31, 2021 and 2020, respectively, representing an decrease of $768,541, or 16%. This decrease is primarily attributable to new regulations in the state of Colorado placing limitations on the amount of medical marijuana sold to individuals.

Operating Expenses

Operating expenses encompass personnel costs, sales and marketing, general and administrative expenses, legal and professional fees, and research and development. Total operating expenses were $7,991,827 for the year ended December 31, 2021 as compared to $6,572,017 for the year ended December 31, 2020. The increase of $1,419,810, or 22%, was primarily attributable to the following changes in operating expenses of:

●	General and administrative expenses - $1,600,532 increase

●	Personnel costs - $733,380 increase

●	Legal and professional fees - $987,006 decrease

The increase of $1,600,532, or 68%, in general and administrative expenses and increase of $733,380, or 30%, in personnel costs resulted from Cryomass Technologies Inc. hiring employees, including significant stock compensation, as its operations began. The decrease of $987,006, or 57%, in legal and professional fees primarily resulted from a large invoice from one vendor related to investor-relations services in 2020 as well as high first year audit fees from a new auditor.

CMI operating expenses encompass personnel costs, sales and marketing, general and administrative, legal and professional fees, and amortization expense. Total operating expenses for CMI were $1,402,437 and $1,725,950 for the years ended December 31, 2021 and 2020, respectively, representing a decrease of $323,513, or 19%. This decrease is primarily attributable to the following changes in operating expenses of:

● ●	General and administrative expenses - $118,442 decrease Legal and professional fees - $112,690 decrease

●	Sales and marketing - $91,819 decrease

The decrease is primarily due to a slowdown in operations from new regulations in the state of Colorado placing limitations on the amount of medical marijuana sold to individuals as well as higher regulatory compliance consulting fees in 2020.

Other Expense

Other expense for the year ended December 31, 2021 consisted of $2,189,959 interest expense and $47,144 gain on foreign exchange. Other expense for the year ended December 31, 2020 consisted of $236,912 interest expense and $88,690 loss on foreign exchange. The increase in interest expense was a predominantly a result of entering into a convertible note payable, recognizing a debt discount of $1,444,542 which was fully amortized in 2021. The 2021 gain on foreign exchange relates to a payable agreement with Cryomass LLC’s supplier.

CMI’s other expense for the year ended December 31, 2021 consisted of $49,803 interest expense, which primarily relates to the related party note. CMI’s other expense during the year ended December 31, 2020 consisted of $153,592 interest expense, which primarily relates to the related party note, $4,663,514 goodwill impairment, and $361,218 intangibles impairment.

Net Loss

For the foregoing reasons, we had a net loss of $12,859,643 for the year ended December 31, 2021, or $0.08 net loss per common share – basic and diluted, compared to a net loss of $11,815,907 for the year ended December 31, 2020, or $0.12 net loss per common share – basic and diluted.

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

As of December 31, 2021, the Company had working capital of $10,647,804 and cash balance of $5,772,839. The Company estimates that it needs approximately $3,000,000 to cover overhead costs plus an additional $1-$2,000,000 to support the capital expenditures and operations and growth of the assets acquired from CryoCann USA Corp, over the next twelve months. Management believes it has sufficient cash available, based on proceeds from two private placements completed during the year to support the anticipated level of operations for the foreseeable future.

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

Going Concern

Management believes it has sufficient cash available to support an anticipated level of operations for at least 12 months following the date of this report.

Capital Resources

The following table summarizes total current assets, liabilities and working capital for the periods indicated:

	December 31,
	2021	2020
Current assets	$12,530,223	$7,798,154
Current liabilities	1,882,419	4,125,851
Working capital	$10,647,804	$3,672,303

As of December 31, 2021 and 2020, we had a cash balance of $5,772,839 and $329,839, respectively.

Summary of Cash Flows

	For the Years Ended December 31,
	2021	2020
Net cash used in operating activities	$(5,600,512)	$(3,749,621)
Net cash used in investing activities	$(2,803,244)	$(693,255)
Net cash provided by financing activities	$13,846,756	$1,298,945

Net cash used in operating activities

Net cash used in operating activities was $5,600,512 during the year ended December 31, 2021. This included a net loss of $10,134,642, a non- cash charge related to depreciation and amortization of $43,663, a non-cash charge related to the amortization of debt discount of $1,547,181, a non-cash charge related to bad debt expense of $540,000, a non-cash charge related to the fair value of common stock issued pursuant to service and advisory agreements of $1,011,075, a payable extinguishment for services not provided of $318,970, a non-cash charge related to stock-based compensation of $2,653,271, a non-cash charge related to deferred income tax expense of $(14,926), and cash used in operating activities from discontinued operations of $501,609. This was partially offset by net changes in prepaid expenses and accounts payable and accrued expenses of $1,063,495.

Net cash used in operating activities was $3,749,621 during the year ended December 31, 2020. This included a net loss of $6,860,443, a non-cash charge related to provision for inventory loss of $400,787, a non-cash charge related to stock-based compensation of $1,440,284, a non-cash charge of deferred income tax expense of $10,235, a non-cash charge related to the amortization of debt discount of $52,083, a non-cash charge related to the fair value of common stock issued of $7,500, and cash provided by operating activities from discontinued operations of $276,719. This was partially offset by net changes in accounts receivable, prepaid expenses, inventories, accounts payable and accrued expenses, and taxes payable of $933,449.

Net cash used in investing activities

Net cash used in investing activities was $2,803,244 during the year ended December 31, 2021, due to the purchase of property and equipment and the CryoCann transaction.

Net cash used in investing activities was $693,255 during the year ended December 31, 2020, due to the purchase of property and equipment for discontinued operations.

Net cash provided by financing activities

Net cash provided by financing activities for the year ended December 31, 2021 was $13,846,756, which consisted primarily of $10,308,000 proceeds from the issuance of common stock and $4,900,000 proceeds from notes payable, primarily offset by repayment of the seller’s note associated with the CryoCann transaction.

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

Retail customer loyalty liabilities are recognized in the period in which they are incurred and will often be retired without being utilized. Shipping and handling costs are expensed as incurred and are included in cost of sales, which were not material for the year ended December 31, 2021.

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

Variable Interest Entities

The Company accounts for variable interest entities in accordance with FASB ASC Topic 810, Consolidation. Management evaluates the relationship between the Company and VIEs and the economic benefit flow of the contractual arrangement with the VIEs. Management determines if the Company is the primary beneficiary of a VIE through a qualitative analysis that identifies which variable interest holder has the controlling financial interest in the VIE. The variable interest holder who has both of the following has the controlling financial interest and is the primary beneficiary: (1) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and (2) the obligation to absorb losses of, or the right to receive benefits from, the VIE that could potentially be significant to the VIE. In performing our analysis, we consider all relevant facts and circumstances, including: the design and activities of the VIE, the terms of the contracts the VIE has entered into, the nature of the VIE’s variable interests issued and how they were negotiated with or marketed to potential investors, and which parties participated significantly in the design or redesign of the entity. Previously, management concluded that the Company was the primary beneficiary of CMI and consolidated the financial results of this entity.

Effective December 31, 2021, the Company entered into an asset purchase agreement involving its VIE with Critical Mass Industries, Inc. and John Knapp, the sole shareholder of Critical Mass Industries, Inc., to divest its discontinued operations in cannabis cultivation, where the buyer assumes all assets and liabilities from the Company. Therefore, with regards to both criteria discussed above, the Company no longer has the power to direct activities, absorb losses, or receive benefits from the VIE and as such will no longer consolidate with CMI.

Income Taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has adopted ASC 740, Income Taxes as of its inception. ASC 740 prescribes the procedures for recognition and measurement of tax positions taken or expected to be taken in income tax returns. Pursuant to ASC 740 the Company is required to compute tax asset benefits for net operating losses carried forward. The potential benefits of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years. As of December 31, 2021 and 2020, the Company does not have an accrual relating to uncertain tax positions. It is not anticipated that unrecognized tax benefits would significantly increase or decrease within 12 months of the reporting date.

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

ITEM 8 FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated balance sheets as of December 31, 2021 and 2020, and the related consolidated statements of operations, and shareholders’ equity and cash flows for each of the two years in the years ended December 31, 2021 and 2020, together with the related notes and the report of our independent registered public accounting firm, are set forth on pages F-1 to F-29 of this report.

ITEM 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

BF Borgers, CPA PC, an independent registered public accounting firm, served as the independent registered public accounting firm for us and our subsidiaries for the fiscal year ended December 31, 2020. The Audit Committee has appointed BF Borgers, CPA PC to be our independent registered public accounting firm for the fiscal year ending December 31, 2021. On January 10, 2022, shareholders approved BF Borgers, CPA PC to be our independent registered public accounting firm.

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

Management’s Report on Internal Control Over Financial Reporting

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2021, the end of the annual period covered by this report and according to the criteria established in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

Based on that evaluation, management has concluded that the Company did not maintain effective internal control over financial reporting as of the fiscal year ended December 31, 2021 due to the existence of significant deficiency in the internal control over financial reporting described below.

A significant deficiency is a deficiency, or a combination of deficiencies, in internal controls over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Management has determined that we did not maintain effective internal controls over financial reporting as of the fiscal year ended December 31, 2021 due to the existence of the following material weaknesses identified by management:

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

Management’s Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer (who is also the Company’s principal executive officer), and our chief financial officer (who is also the Company’s principal financial and accounting officer) to allow for timely decisions regarding required disclosure. Thus, in accordance with Rules 13a-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures as of December 31, 2021, which is the end of the period covered by this Form 10-K. Based on the evaluation of these disclosure controls and procedures, and in light of the significant deficiency found in our internal controls over financial reporting, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective. The ineffectiveness of our disclosure controls and procedures was due to a significant deficiency identified in our internal control over financial reporting.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the fiscal year ended December 31, 2021. During the period covered by this Annual Report on Form 10-K, we have not been able to remediate the significant deficiency described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020. Our remediation efforts will continue to be implemented throughout our 2022 fiscal year. We believe that the controls that we will be implementing will improve the effectiveness of our internal control over financial reporting. As we continue to evaluate and work to improve our internal control over financial reporting, we may determine to take additional measures to address the significant deficiency or determine to supplement or modify certain of the remediation measures described above.

ITEM 9B OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

None.

PART III

For Part III, the information set forth in our definitive Proxy Statement for our Annual Meeting of Shareholders to be filed within 120 days after December 31, 2021, herby is incorporated by reference into this Report.

ITEM 10 DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Our directors and executive officers and their respective ages, positions, and biographical information are set forth below.

Name	Position	Age
Christian Noël	Chief Executive Officer & Director	45
Philip Mullin	Chief Financial Officer	68
Patricia Kovacevic	General Counsel, Corporate Secretary	51
Dr. Delon Human	Chairman of the Board	59
Mario Gobbo	Director	68
Mark Radke	Director	67
Simon Langelier	Director	64

Christian Noël, Chief Executive Officer & Director

Christian Noel is a trusted investor and business strategist, who has held senior positions in financial and investment organizations in Montreal, Canada, for the last 21 years. During his career, he has acquired extensive experience in risk management, tax planning, investment banking, and financial strategy design and execution.

In 2005 he joined Richardson GMP as Vice-President and Partner. Richardson GMP is a non-bank organization that specializes in portfolio management for high-net-worth individuals and families.

In 2014 Christian was admitted as a portfolio manager of GVC Ltd, a boutique wealth management firm based in Montreal, and was subsequently named Partner. At GVC, he developed a deep understanding of the nascent cannabis industry, building a team to analyze investment opportunities in all facets of the cannabis value chain, thereby providing clients with a superior range of services.

Christian expertise spans many different industries and has performed numerous due diligence activities over the last 20 years. He specializes in small and mid-cap companies as well as sophisticated alternative investment strategies. Christian is fluent in English and French and possesses a vast network of relationships in North American, European, and other regional capital markets.

Philip Mullin, Chief Financial Officer

Philip Mullin has 30 years’ experience as CFO, COO, and in consulting and turnarounds for businesses with revenues of less than $100 million and has served as Chief Financial Officer of the Company since June, 20219. Mr. Mullin was previously managing director of Somerset Associates LLC, a CFO, accounting, tax and financial consulting company, and served until recently on the board of CanaQuest Medical Corp. Since 2009, he has operated primarily in consulting and interim CFO roles in multiple sectors including fintech, blockchain, drones, recycling, medical marijuana, and electrical power generation. From 2003-09, Mr. Mullin was a partner of Tatum Partners, a human capital firm engaged in providing CFO services. Within Tatum, Mr. Mullin served in numerous leadership roles: from 2006-09, as CFO of Zi Corporation, a leading software development company specializing in mobile phones, which was sold in April 2009 to Nuance Communications; from 2003-06, as interim CFO of Homax Products, Vice President Finance of Yakima Products, and as a consultant in several engagements in industrial construction, manufacturing and air transportation. From 2001-03, he served as turnaround consultant to companies in the telecom sector during the critical post-9/11 timeframe; from 1995-2001, he was engaged in various C-level capacities in a public entity that was restructured and eventually became International DisplayWorks, a manufacturer of LCD displays based in Rocklin, California with operations in Shenzhen, China, which was later sold to Flextronics.

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

Dr. Delon Human, Chairman of the Board

Dr. Delon Human, M.B.Ch.B., M.Prax.Med, MFGP, DCH, MBA serves as President of the Board of Directors of Cryomass Technologies Inc

He is an experienced global business leader, published author and health & technology consultant. He serves as President of Health Diplomats, a specialized health, technology and nutrition consulting group, operating worldwide. Health Diplomats clients include Fortune 500 companies such as Johnson & Johnson, Pfizer, Nestlé, McDonald’s, Nicoventures, BAT, ABInBev, foundations such as the IKEA Foundation, Rockefeller Foundation, PepsiCo Foundation; governments such as Ireland, South Africa, Kuwait and Taiwan and NGOs such as the International Food and Beverage Alliance (IFBA).

From 2016 to 2020, he served as Director (Vice-Chairman) of the Board of Pharmacielo, a biopharmaceutical health & wellness company, from its early phase, to its listing on the Toronto Stock Exchange. Since August 2019, he has also served on the board of Redwood Green Corporation (now called Cryomass Technologies Inc), from December 2019 as Chairman of the Board. This company is listed on the USA OTCQB stock exchange. In addition, he serves on the board of the Fio Corporation, a big data and medical diagnostics company.

He has acted as adviser to three WHO Directors-General and to UN Secretary-General Ban Ki Moon. Up to 2014 he served as Secretary-General and Special Envoy to WHO / UN of the International Food and Beverage Alliance, a group of leading food and non-alcoholic beverage companies with a global presence (including Unilever, Nestlé, McDonald’s, Coca-Cola, PepsiCo, Ferrero, Mars, General Mills, Mondeléz and the Bel Group). He serves on the Board of Directors / Advisory Boards of selected health, wellness and medical diagnostics companies.

Up to 2005, Dr. Human served as secretary general of the World Medical Association (WMA), the global representative body for physicians. He was instrumental in the establishment of the World Health Professions Alliance, an alliance of the global representative bodies of physicians, nurses, pharmacists, dentists and physical therapists. During 2006 he was elected to serve as the secretary-general of the Africa Medical Association (AfMA). He is a fellow of the Russian and Romanian Academies of Medical Sciences. He is a published author, international lecturer and health care consultant specializing in global health strategy, corporate and product transformation, harm reduction, access to healthcare and health communication. He authored the book “Wise Nicotine” in 2009, in which the preferred future for tobacco harm reduction and the emergence of next generation nicotine products was described. Editor of the book “Caring Physicians of the World”, a project in collaboration with Pfizer Inc.

He was a clinician for two decades, part of the pediatric endocrinology research and diabetes unit at the John Radcliffe Hospital and was involved in the establishment of several medical centers, a hospital and emergency clinic in South Africa.

Dr. Human qualified as a physician in South Africa and completed his postgraduate studies in family medicine and child health in South Africa and Oxford, England. His business studies (MBA) were completed at the Edinburgh Business School.

Mario Gobbo, Director

Mario Gobbo has 35 years of banking and corporate finance experience in healthcare and energy. His expertise encompasses venture capital and private equity as well as investment banking and strategic advisory services. Mr. Gobbo currently serves as acting Chief Business Officer of Xcovery, a cancer-based biotech company and is Chairman of the Supervisory Board of Chair of Cinkarna Celje, a fine chemicals for paints (titanium dioxide) company based in Celje, Slovenia. Until recently, he was on the board of Zavarovalnica Triglav, the largest Slovene insurance company spearheading healthcare insurance in Central Europe and was Chairman of the Board and Chair of the Audit Committee of Helix BioPharma, a Toronto-listed biotech company developing interesting novel complex biomolecules to combat various cancers. As an executive director, he was also on the board of Lazard Brothers, London.

While Managing Director for Health Care Capital Markets and Advisory with Natixis Bleichroeder in New York, from 2006 to 2009, he secured transactions for the bank’s M&A and equity capital markets pharmaceuticals and life sciences group. He obtained mandates for several IPOs and follow-on transactions on NASDAQ, as well as advisory assignments for health care and medical devices companies. When with the International Finance Corporation, a World Bank Group institution dealing with private sector investments, the team he led completed several highly successful equity and loan investments in biotech and generic pharmaceutical companies and funds in India, Latin America, China and Central Europe. From 1993 to 2001, he was with Lazard in London, where he created and managed their Central and Eastern European operations, including Turkey. Mr. Gobbo advised on M&A, fundraising and privatization efforts for several key firms in the region.

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

Simon Langelier - Director

Simon Langelier is currently a director of Imperial Brands PLC, a British multinational company with a comprehensive portfolio of traditional and non-combustible tobacco and nicotine products.

Previously, in his 30-year career with Philip Morris International, Simon Langelier served in several senior positions, including President Eastern Europe, Middle East & Africa, President Eastern Asia and President of Next Generation Products & Adjacent Businesses. He was also Managing Director in numerous countries in Europe and Colombia.

Mr. Langelier is currently an Honorary Professorial Fellow at Lancaster University in the U.K, a member of the Dean’s Council of that university’s Management School and a BSc Management Sciences graduate from the same institution.

Information Concerning the Board of Directors and Certain Committees

The Board of Directors currently consists of five directors, four of whom the Board of Directors has determined are independent within the meaning of the rules of the OTCQB, which the Company has adopted as its definition of independence in the Audit Committee Charter. The Board of Directors held four regularly scheduled meetings during the 2021 fiscal year, and two special meetings during the 2021 fiscal year. Each of the directors attended all meetings of the Board of Directors and committees on which they served during the 2021 fiscal year. The Board of Directors does not have a formal policy governing director attendance at its annual meeting of stockholders.

The standing committees of the Board of Directors are the Audit Committee, the Compensation Committee and the Nominating and Corporate Governance Committee, each of which was formed in 2019.

Audit Committee. The purpose of the Audit Committee is to oversee (i) the integrity of our financial statements and disclosures, (ii) our compliance with legal and regulatory requirements, (iii) the qualifications, independence and performance of our independent auditing firm (the “External Auditor”), (iv) the performance of our External Auditors, (v) our internal control systems, and (vi) our procedures for monitoring compliance with our Code of Business Conduct and Ethics.

The Audit Committee held four formal meetings during fiscal year 2021. The current members of the Audit Committee are Messrs. Gobbo (Chair) and Radke.

The Board of Directors has determined that each member of the Audit Committee meets the independence standards set forth in Rule 10A-3 promulgated under the Exchange Act and the independence standards set forth in the rules of the OTCQB. The Board of Directors has determined that Mr. Gobbo qualifies as an “audit committee financial expert” as defined in Item 407(d)(5)(ii) of Regulation S-K, promulgated under the Exchange Act.

The Audit Committee operates under a written charter that is reviewed annually. Under the charter, the Audit Committee is required to pre-approve the audit and non-audit services to be performed by our independent registered public accounting firm.

Our Audit Committee meets on a regular basis, at least quarterly and more frequently as necessary. Our Audit Committee’s primary function is to assist our Board of Directors in fulfilling its oversight responsibilities by reviewing the financial information to be provided to stockholders and others, reviewing our system of internal controls, which management has established, overseeing the audit and financial reporting process, including the preapproval of services performed by our independent registered public accounting firm, and overseeing certain areas of risk management.

Compensation Committee. The Compensation Committee reviews the compensation strategy of the Company and consults with the Chief Executive Officer, as needed, regarding the role of our compensation strategy in achieving our objectives and performance goals and the long-term interests of our stockholders. The Compensation Committee has direct responsibility for approving the compensation of our Chief Executive Officer and makes recommendations to the Board with respect to our other executive officers. The term “executive officer” has the same meaning specified for the term “officer” in Rule 16a-1(f) under the Exchange Act.

Our Chief Executive Officer sets the compensation of anyone whose compensation is not set by the Board and reports to the Board regarding the basis for any such compensation if requested by it.

The Compensation Committee may retain compensation consultants, outside counsel and other advisors as the Board deems appropriate to assist it in discharging its duties.

The Compensation Committee held one formal meeting during fiscal year 2021. The members of the Compensation Committee are Dr. Human (Chair), and Mr. Langelier.

The Compensation Committee operates under a written charter that is reviewed annually.

Nominating and Corporate Governance Committee. The Nominating and Corporate Governance Committee identifies and recommends to the Board individuals qualified to be nominated for election to the Board and recommends to the Board the members and Chairperson for each Board committee.

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

The Nominating and Corporate Governance Committee did not hold any meetings during the fiscal year 2021. The members of the Nominating and Corporate Governance Committee are Messrs. Radke (Chair) and Mr. Langelier.

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

During the fiscal year ended December 31, 2019, the Company and its officers, directors and 10% shareholders (“Reporting Persons”) were not subject to the insider trading reports under Section 16 of the Securities Exchange Act of 1934 (the “Exchange Act”). On March 23, 2020 the Company became a reporting company under the Exchange Act and from that date Reporting Persons will be responsible for such filings. At time of filing, all such reports that should have been filed have been filed.

Code of Ethics and Business Conduct

We have adopted a Code of Ethics that applies to all employees including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. Our Code of Ethics is designed to deter wrongdoing and promote: (i) honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships; (ii) full, fair, accurate, timely and understandable disclosure in reports and documents that we file with, or submit to, the SEC and in our other public communications; (iii) compliance with applicable governmental laws, rules and regulations; (iv) the prompt internal reporting of violations of the code to an appropriate person or persons identified in the code; and (v) accountability for adherence to the code. Our Code of Ethics is available on our website at cryomass.com.

Legal Proceedings

We know of no material, existing or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our company.

Family Relationships

There are no family relationships among our directors or executive officers.

Involvement in Certain Legal Proceedings

None of our directors, executive officers, promoters or control persons has been involved in any events requiring disclosure under Item 401(f) of Regulation S-K, except as follows:

ITEM 11 EXECUTIVE COMPENSATION

The following table sets forth, for the years indicated, all compensation paid, distributed or earned for services, including salary and bonus amounts, rendered in all capacities by the Company’s named executive officers during the years ended December 31, 2021 and December 31, 2020. The information contained below represents compensation earned by the Company’s officers for their work related to the Company:

Name and Position	Year	Salary ($)	Share- based awards ($)	Option- based awards ($)	Total compensation ($)
Christian Noel, Chief Executive Officer	2021	240,000	981,000	-	1,221,000
	2020	-	-	-	-

Christopher Hansen, Chief Executive Officer	2021	75,000	70,000	-	145,000
	2020	155,500	201,040	-	356,540

Michael Saxon, Chief Executive Officer	2021	-	-	-	-
	2020	456,800	-	-	456,800

Philip Mullin, Chief Financial Officer	2021	264,000	54,000	-	318,000
	2020	240,000	82,559	317,447	640,006

Patricia Kovacevic, General Counsel &	2021	230,083	13,500	258,003	501,586
Head of External Affairs	2020	159,600	17,800	-	177,400

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

The following table provides information regarding the incentive plan awards for each named executive officer outstanding as of December 31, 2021:

Outstanding Share Awards and Option Awards as of December 31, 2021

	Option-based Awards(1)			Share-based Awards
Name and Position	Number of securities underlying unexercised options (#)	Option exercise price ($)	Value of unexercised in-the-money options as at December 31, 2021	Number of shares or units of shares that have not vested	Market or payout value of share awards that have not vested
Christian Noel, Chief Executive Officer	N/A	N/A	N/A	N/A	N/A
Christopher Hansen, Chief Executive Officer	N/A	N/A	N/A	N/A	N/A
Philip Mullin, Chief Financial Officer	2,000,000	0.16	220,000	-	-
Patricia Kovacevic, General Counsel & Head of External Affairs	1,000,000	0.29	-	-	-

The following table provides information regarding the value vested or earned on incentive plan awards during the year ended December 31, 2021:

Incentive Plan Awards – Value Vested or Earned During the Year

Name and Position	Option-based awards - Value vested during the year(1) ($)	Share-based awards - Value vested during the year ($)
Christian Noel, Chief Executive Officer	N/A	900,000
Christopher Hansen, Chief Executive Officer	N/A	70,000
Philip Mullin, Chief Financial Officer	N/A	N/A
Patricia Kovacevic, General Counsel & Head of External Affairs	258,003	N/A

Re-pricing of Options

We did not re-price any options previously granted to our executive officers during the fiscal years ended December 31, 2021 and 2020.

Director Compensation

The general policy of the Board is that compensation for independent directors should be a fair mix between cash and equity-based compensation. Additionally, the Company reimburses directors for reasonable expenses incurred during the course of their performance. There are no long-term incentive or medical reimbursement plans. the Company does not pay directors, who are part of management, for Board service in addition to their regular employee compensation. The Board determines the amount of director compensation. The board may appoint a compensation committee to take on this role.

Director Compensation Table

The following table provides information regarding compensation paid to the Company’s directors (other than a director who was a named executive officer) during the year ended December 31, 2021:

Name	Fees earned ($)	Share- based awards ($)	based Option- awards ($)	Total ($)
Dr. Delon Human	$-	$67,454	$-	$67,454
Mario Gobbo	40,000	-	-	40,000
Mark Radke	40,000	-	-	40,000
Carlos Hernández	6,556	-	-	6,556
Gary Artmont	7,667	32,254	-	39,921

2019 Omnibus Stock Incentive Plan

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

2022 Stock Incentive plan

General

The board of directors of the Company have adopted the 2022 Stock Incentive Plan (Incentive Plan), ratified by the Company’s stockholders at the January 10, 2022 Annual Meeting of Stockholders. The purpose of the Incentive Plan is to advance the interests of the Company and its stockholders by enabling the Company and its subsidiaries to attract and retain qualified individuals to perform services, to provide incentive compensation for such individuals in a form that is linked to the growth and profitability of the Company and increases in stockholder value, and to provide opportunities for equity participation that align the interests of recipients with those of its stockholders.

The Incentive Plan will permit the board of directors of the Company, or a committee or subcommittee thereof, to grant to eligible employees, non-employee directors and consultants of the Company and its subsidiaries non-statutory and incentive stock options, stock appreciation rights (SARs), restricted stock awards, restricted stock units (RSUs), deferred stock units, performance awards, non-employee director awards, and other stock-based awards. Subject to adjustment, the maximum number of shares of Common Stock to be authorized for issuance under the Incentive Plan is 15.2% of the outstanding shares of Common Stock.

The Incentive Plan was approved by a majority vote of shareholders on January 10, 2022.

Summary of the Incentive Plan

The following is a summary of the principal features of the Incentive Plan. The summary is qualified in its entirety by reference to the full text of the Incentive Plan, which is set forth in Exhibit 10.6.

Purpose

The purpose of the Incentive Plan is to advance the interests of the Company and its stockholders by enabling the Company and its subsidiaries to attract and retain qualified individuals to perform services, to provide incentive compensation for such individuals in a form that is linked to the growth and profitability of the Company and increases in stockholder value, and to provide opportunities for equity participation that align the interests of recipients with those of its stockholders.

Administration

The board of directors of the Company will administer the Incentive Plan. The board has the authority under the Incentive Plan to delegate plan administration to a committee of the board or a subcommittee thereof. The board of directors of the Company or the committee of the board to which administration of the Incentive Plan has been delegated is referred to as the Committee. Subject to certain limitations, the Committee will have broad authority under the terms of the Incentive Plan to take certain actions under the plan.

To the extent permitted by applicable law, the Committee may delegate to one or more of its members or to one or more officers of the Company such administrative duties or powers, as it may deem advisable. The Committee may authorize one or more directors or officers of the Company to designate employees, other than officers, non-employee directors, or 10% stockholders of the Company, to receive awards under the Incentive Plan and determine the size of any such awards, subject to certain limitations.

No Re-pricing

The Committee may not, without prior approval of the the Company stockholders, effect any re-pricing of any previously granted “underwater” option or SAR by: (i) amending or modifying the terms of the option or SAR to lower the exercise price or grant price; (ii) canceling the underwater option or SAR in exchange for (A) cash; (B) replacement options or SARs having a lower exercise price or grant price; or (C) other awards; or (iii) repurchasing the underwater options or SARs and granting new awards under the Incentive Plan. An option or SAR will be deemed to be “underwater” at any time when the fair market value of Common Stock is less than the exercise price of the option or the grant price of the SAR.

Stock Subject to the Incentive Plan

Subject to adjustment (as described below), the maximum number of shares of Common Stock authorized for issuance under the Incentive Plan is 30,000,000 shares.

Shares that are issued under the Incentive Plan or that are subject to outstanding awards will be applied to reduce the maximum number of shares remaining available for issuance under the Incentive Plan only to the extent they are used; provided, however, that the full number of shares subject to a stock-settled SAR or other stock-based award will be counted against the shares authorized for issuance under the Incentive Plan, regardless of the number of shares actually issued upon settlement of such SAR or other stock-based award. Any shares withheld to satisfy tax withholding obligations on awards issued under the Incentive Plan, any shares withheld to pay the exercise price or grant price of awards under the Incentive Plan and any shares not issued or delivered as a result of the “net exercise” of an outstanding option or settlement of a SAR in shares will not be counted against the shares authorized for issuance under the Incentive Plan and will be available again for grant under the Incentive Plan. Shares subject to awards settled in cash will again be available for issuance pursuant to awards granted under the Incentive Plan. Any shares related to awards granted under the Incentive Plan that terminate by expiration, forfeiture, cancellation or otherwise without the issuance of the shares will be available again for grant under the Incentive Plan. Any shares repurchased by the Company on the open market using the proceeds from the exercise of an award will not increase the number of shares available for future grant of awards. To the extent permitted by applicable law, shares issued in assumption of, or in substitution for, any outstanding awards of any entity acquired in any form of combination by the Company or a subsidiary or otherwise will not be counted against shares available for issuance pursuant to the Incentive Plan. The shares available for issuance under the Incentive Plan may be authorized and unissued shares or treasury shares.

Adjustments

In the event of any reorganization, merger, consolidation, recapitalization, liquidation, reclassification, stock dividend, stock split, combination of shares, rights offering, divestiture or extraordinary dividend (including a spin off) or other similar change in the corporate structure or shares of Common Stock, the Committee will make the appropriate adjustment or substitution. These adjustments or substitutions may be to the number and kind of securities and property that may be available for issuance under the Incentive Plan. In order to prevent dilution or enlargement of the rights of participants, the Committee may also adjust the number, kind, and exercise price or grant price of securities or other property subject to outstanding awards.

Eligible Participants

Awards may be granted to employees, non-employee directors and consultants of the Company or any of its subsidiaries. A “consultant” for purposes of the Incentive Plan is one who renders services to the Company or its subsidiaries that are not in connection with the offer and sale of its securities in a capital raising transaction and do not directly or indirectly promote or maintain a market for its securities.

Types of Awards

The Incentive Plan will permit the Company to grant non-statutory and incentive stock options, stock appreciation rights, restricted stock awards, restricted stock units, deferred stock units, performance awards, non-employee director awards and other stock-based awards. Awards may be granted either alone or in addition to or in tandem with any other type of award.

Stock Options. Stock options entitle the holder to purchase a specified number of shares of Common Stock at a specified price, which is called the exercise price, subject to the terms and conditions of the stock option grant. The Incentive Plan permits the grant of both non-statutory and incentive stock options. Incentive stock options may be granted solely to eligible employees of the Company or its subsidiary. Each stock option granted under the Incentive Plan must be evidenced by an award agreement that specifies the exercise price, the term, the number of shares underlying the stock option, the vesting and any other conditions. The exercise price of each stock option granted under the Incentive Plan must be at least 100% of the fair market value of a share of Common Stock as of the date the award is granted to a participant. Fair market value under the plan means, unless otherwise determined by the Committee, the closing sale price of Common Stock, as reported on the Nasdaq Stock Market, on the grant date. The Committee will fix the terms and conditions of each stock option, subject to certain restrictions, such as a ten-year maximum term.

Stock Appreciation Rights. A stock appreciation right, or SAR, is a right granted to receive payment of cash, stock or a combination of both, equal to the excess of the fair market value of shares of Common Stock on the exercise date over the grant price of such shares. Each SAR granted must be evidenced by an award agreement that specifies the grant price, the term, and such other provisions as the Committee may determine. The grant price of a SAR must be at least 100% of the fair market value of Common Stock on the date of grant. The Committee will fix the term of each SAR, but SARs granted under the Incentive Plan will not be exercisable more than 10 years after the date the SAR is granted.

Restricted Stock Awards, Restricted Stock Units and Deferred Stock Units. Restricted stock awards, restricted stock units, or RSUs, and/or deferred stock units may be granted under the Incentive Plan. A restricted stock award is an award of Common Stock that is subject to restrictions on transfer and risk of forfeiture upon certain events, typically including termination of service. RSUs or deferred stock units are similar to restricted stock awards except that no shares are actually awarded to the participant on the grant date. Deferred stock units permit the holder to receive shares of Common Stock or the equivalent value in cash or other property at a future time as determined by the Committee. The Committee will determine, and set forth in an award agreement, the period of restriction, the number of shares of restricted stock awards or the number of RSUs or deferred stock units granted, the time of payment for deferred stock units and other such conditions or restrictions.

Performance Awards. Performance awards, in the form of cash, shares of Common Stock, other awards or a combination of both, may be granted under the Incentive Plan in such amounts and upon such terms as the Committee may determine. The Committee shall determine, and set forth in an award agreement, the amount of cash and/or number of shares or other awards, the performance goals, the performance periods and other terms and conditions. The extent to which the participant achieves his or her performance goals during the applicable performance period will determine the amount of cash and/or number of shares or other awards earned by the participant.

Non-Employee Director Awards. The Committee at any time and from time to time may approve resolutions providing for the automatic grant to non-employee directors of non-statutory stock options or SARs. The Committee may also at any time and from time-to-time grant on a discretionary basis to non-employee directors non-statutory stock options or SARs. In either case, any such awards may be granted singly, in combination, or in tandem, and may be granted pursuant to such terms, conditions and limitations as the Committee may establish in its sole discretion consistent with the provisions of the Incentive Plan. The Committee may permit non-employee directors to elect to receive all or any portion of their annual retainers, meeting fees or other fees in restricted stock, RSUs, deferred stock units or other stock-based awards in lieu of cash. Under the Incentive Plan the sum of any cash compensation, or other compensation, and the value (determined as of the grant date in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718, or any successor thereto) of awards granted to a non-employee director as compensation for services as a non-employee director during any fiscal year of the Company may not exceed $250,000 (increased to $350,000 with respect to any director serving as Chairman of the Board or Lead Independent Director or in the fiscal year of a director’s initial service as a director).

Other Stock-Based Awards. Consistent with the terms of the plan, other stock-based awards may be granted to participants in such amounts and upon such terms as the Committee may determine.

Dividend Equivalents. With the exception of stock options, SARs and unvested performance awards, awards under the Incentive Plan may, in the Committee’s discretion, earn dividend equivalents with respect to the cash or stock dividends or other distributions that would have been paid on the shares of Common Stock covered by such award had such shares been issued and outstanding on the dividend payment date. However, no dividends or dividend equivalents may be paid on unvested awards. Such dividend equivalents will be converted to cash or additional shares of Common Stock by such formula and at such time and subject to such limitations as determined by the Committee.

Termination of Employment or Other Service

The Incentive Plan provides for certain default rules in the event of a termination of a participant’s employment or other service. These default rules may be modified in an award agreement or an individual agreement between the Company and a participant. If a participant’s employment or other service with the Company is terminated for cause, then all outstanding awards held by such participant will be terminated and forfeited. In the event a participant’s employment or other service with the Company is terminated by reason of death, disability or retirement, then:

●	All outstanding stock options (excluding non-employee director options in the case of retirement) and SARs held by the participant will, to the extent exercisable, remain exercisable for a period of one year after such termination, but not later than the date the stock options or SARs expire;

●	All outstanding stock options and SARs that are not exercisable and all outstanding restricted stock will be terminated and forfeited; and

●	All outstanding unvested RSUs, performance awards and other stock-based awards held by the participant will terminate and be forfeited. However, with respect to any awards that vest based on the achievement of performance goals, if a participant’s employment or other service with the Company or any subsidiary is terminated prior to the end of the performance period of such award, but after the conclusion of a portion of the performance period (but in no event less than one year), the Committee may, in its sole discretion, cause shares to be delivered or payment made with respect to the participant’s award, but only if otherwise earned for the entire performance period and only with respect to the portion of the applicable performance period completed at the date of such event, with proration based on the number of months or years that the participant was employed or performed services during the performance period.

In the event a participant’s employment or other service with the Company is terminated by reason other than for cause, death, disability or retirement, then:

●	All outstanding stock options (including non-employee director options) and SARs held by the participant that then are exercisable will remain exercisable for three months after the date of such termination, but will not be exercisable later than the date the stock options or SARs expire;

●	All outstanding restricted stock will be terminated and forfeited; and

●	All outstanding unvested RSUs, performance awards and other stock-based awards will be terminated and forfeited. However, with respect to any awards that vest based on the achievement of performance goals, if a participant’s employment or other service with the Company or any subsidiary is terminated prior to the end of the performance period of such award, but after the conclusion of a portion of the performance period (but in no event less than one year), the Committee may, in its sole discretion, cause shares to be delivered or payment made with respect to the participant’s award, but only if otherwise earned for the entire performance period and only with respect to the portion of the applicable performance period completed at the date of such event, with proration based on the number of months or years that the participant was employed or performed services during the performance period.

Modification of Rights upon Termination

Upon a participant’s termination of employment or other service with the Company or any subsidiary, the Committee may, in its sole discretion (which may be exercised at any time on or after the grant date, including following such termination) cause stock options or SARs (or any part thereof) held by such participant as of the effective date of such termination to terminate, become or continue to become exercisable or remain exercisable following such termination of employment or service, and restricted stock, RSUs, deferred stock units, performance awards, non-employee director awards and other stock-based awards held by such participant as of the effective date of such termination to terminate, vest or become free of restrictions and conditions to payment, as the case may be, following such termination of employment or service, in each case in the manner determined by the Committee; provided, however, that no stock option or SAR may remain exercisable beyond its expiration date any such action by the Committee adversely affecting any outstanding award will not be effective without the consent of the affected participant, except to the extent the Committee is authorized by the Incentive Plan to take such action.

Forfeiture and Recoupment

If a participant is determined by the Committee to have taken any action while providing services to the Company or within one year after termination of such services, that would constitute “cause” or an “adverse action,” as such terms are defined in the Incentive Plan, all rights of the participant under the Incentive Plan and any agreements evidencing an award then held by the participant will terminate and be forfeited. The Committee has the authority to rescind the exercise, vesting, issuance or payment in respect of any awards of the participant that were exercised, vested, issued or paid, and require the participant to pay to the Company, within 10 days of receipt of notice, any amount received or the amount gained as a result of any such rescinded exercise, vesting, issuance or payment. the Company may defer the exercise of any stock option or SAR for up to six months after receipt of notice of exercise in order for the Board to determine whether “cause” or “adverse action” exists. The Company is entitled to withhold and deduct future wages or make other arrangements to collect any amount due.

In addition, if the Company is required to prepare an accounting restatement due to material noncompliance, as a result of misconduct, with any financial reporting requirement under the securities laws, then any participant who is one of the individuals subject to automatic forfeiture under Section 304 of the Sarbanes-Oxley Act of 2002 will reimburse the Company for the amount of any award received by such individual under the Incentive Plan during the 12 month period following the first public issuance or filing with the SEC, as the case may be, of the financial document embodying such financial reporting requirement. The Company also may seek to recover any award made as required by the provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act or any other clawback, forfeiture or recoupment provision required by applicable law or under the requirements of any stock exchange or market upon which Common Stock is then listed or traded or any policy adopted by the Company.

Effect of Change in Control

Generally, a change in control will mean:

●	The acquisition, other than from the Company, by any individual, entity or group of beneficial ownership of 50% or more of the then outstanding shares of Common Stock;

●	The consummation of a reorganization, merger or consolidation of the Company with respect to which all or substantially all of the individuals or entities who were the beneficial owners of Common Stock immediately prior to the transaction do not, following the transaction, beneficially own more than 50% of the outstanding shares of common stock and voting securities of the corporation resulting from the transaction; or

●	A complete liquidation or dissolution of the Company or the sale or other disposition of all or substantially all of the assets of the Company.

Subject to the terms of the applicable award agreement or an individual agreement between the Company and a participant, upon a change in control, the Committee may, in its discretion, determine whether some or all outstanding options and SARs shall become exercisable in full or in part, whether the restriction period and performance period applicable to some or all outstanding restricted stock awards and RSUs shall lapse in full or in part and whether the performance measures applicable to some or all outstanding awards shall be deemed to be satisfied. The Committee may further require that shares of stock of the corporation resulting from such a change in control, or a parent corporation thereof, be substituted for some or all of the shares of Common Stock subject to an outstanding award and that any outstanding awards, in whole or in part, be surrendered to the Company by the holder, to be immediately cancelled by the Company, in exchange for a cash payment, shares of capital stock of the corporation resulting from or succeeding the Company or a combination of both cash and such shares of stock.

Term, Termination and Amendment

Unless sooner terminated by the Board, the Incentive Plan will terminate at midnight on the day before the ten year anniversary of its effective date. No award will be granted after termination of the Incentive Plan, but awards outstanding upon termination of the Incentive Plan will remain outstanding in accordance with their applicable terms and conditions and the terms and conditions of the Incentive Plan.

Subject to certain exceptions, the Board has the authority to suspend or terminate the Incentive Plan or terminate any outstanding award agreement and the Board has the authority to amend the Incentive Plan or amend or modify the terms of any outstanding award at any time and from time to time. No amendments to the Incentive Plan will be effective without approval of the Company’ stockholders if: (a) stockholder approval of the amendment is then required pursuant to Section 422 of the Code, the rules of the primary stock exchange on which Common Stock is then traded, applicable U.S. state and federal laws or regulations and the applicable laws of any foreign country or jurisdiction where awards are, or will be, granted under the Incentive Plan; or (b) such amendment would: (i) materially increase benefits accruing to participants; (ii) modify the re-pricing provisions of the Incentive Plan; (iii) increase the aggregate number of shares of Common Stock issued or issuable under the Incentive Plan; (iv) increase any limitation set forth in the Incentive Plan on the number of shares of Common Stock which may be issued or the aggregate value of awards which may be made, in respect of any type of award to any single participant during any specified period; (v) modify the eligibility requirements for participants in the Incentive Plan; or (vi) reduce the minimum exercise price or grant price as set forth in the Incentive Plan. No termination, suspension or amendment of the Incentive Plan or an award agreement shall adversely affect any award previously granted under the Incentive Plan without the written consent of the participant holding such award.

Federal Income Tax Information

The following is a general summary, as of the date of this prospectus/proxy statement, of the federal income tax consequences to participants and the Company of transactions under the Incentive Plan. This summary is intended for the information of stockholders considering how to vote at the Annual Meeting and not as tax guidance to participants in the Incentive Plan, as the consequences may vary with the types of grants made, the identity of the participant and the method of payment or settlement. The summary does not address the effects of other federal taxes or taxes imposed under state, local or foreign tax laws. Participants are encouraged to seek the advice of a qualified tax advisor regarding the tax consequences of participation in the Incentive Plan.

Tax Consequences of Awards

Incentive Stock Options. With respect to incentive stock options, generally, the participant is not taxed, and the Company is not entitled to a deduction, on either the grant or the exercise of an incentive stock option so long as the requirements of Section 422 of the Code continue to be met. If the participant meets the employment requirements and does not dispose of the shares of Common Stock acquired upon exercise of an incentive stock option until at least one year after date of the exercise of the stock option and at least two years after the date the stock option was granted, gain or loss realized on sale of the shares will be treated as long-term capital gain or loss. If the shares of Common Stock are disposed of before those periods expire, which is called a disqualifying disposition, the participant will be required to recognize ordinary income in an amount equal to the lesser of (i) the excess, if any, of the fair market value of Common Stock on the date of exercise over the exercise price, or (ii) if the disposition is a taxable sale or exchange, the amount of gain realized. Upon a disqualifying disposition, the Company will generally be entitled, in the same tax year, to a deduction equal to the amount of ordinary income recognized by the participant, assuming that a deduction is allowed under Section 162(m) of the Code.

Non-Statutory Stock Options. The grant of a stock option that does not qualify for treatment as an incentive stock option, which is generally referred to as a non-statutory stock option, is generally not a taxable event for the participant. Upon exercise of the stock option, the participant will generally be required to recognize ordinary income in an amount equal to the excess of the fair market value of Common Stock acquired upon exercise (determined as of the date of exercise) over the exercise price of the stock option, and the Company will be entitled to a deduction in an equal amount in the same tax year, assuming that a deduction is allowed under Section 162(m) of the Code. At the time of a subsequent sale or disposition of shares obtained upon exercise of a non-statutory stock option, any gain or loss will be a capital gain or loss, which will be either a long-term or short-term capital gain or loss, depending on how long the shares have been held.

SARs. The grant of an SAR will not cause the participant to recognize ordinary income or entitle the Company to a deduction for federal income tax purposes. Upon the exercise of an SAR, the participant will recognize ordinary income in the amount of the cash or the value of shares payable to the participant (before reduction for any withholding taxes), and the Company will receive a corresponding deduction in an amount equal to the ordinary income recognized by the participant, assuming that a deduction is allowed under Section 162(m) of the Code.

Restricted Stock, RSUs, Deferred Stock Units and Other Stock-Based Awards. The federal income tax consequences with respect to restricted stock, RSUs, deferred stock units, performance shares and performance stock units, and other stock unit and stock-based awards depend on the facts and circumstances of each award, including, in particular, the nature of any restrictions imposed with respect to the awards. In general, if an award of stock granted to the participant is subject to a “substantial risk of forfeiture” (e.g., the award is conditioned upon the future performance of substantial services by the participant) and is nontransferable, a taxable event occurs when the risk of forfeiture ceases or the awards become transferable, whichever first occurs. At such time, the participant will recognize ordinary income to the extent of the excess of the fair market value of the stock on such date over the participant’s cost for such stock (if any), and the same amount is deductible by the Company, assuming that a deduction is allowed under Section 162(m) of the Code. Under certain circumstances, the participant, by making an election under Section 83(b) of the Code, can accelerate federal income tax recognition with respect to an award of stock that is subject to a substantial risk of forfeiture and transferability restrictions, in which event the ordinary income amount and the Company’ deduction, assuming that a deduction is allowed under Section 162(m) of the Code, will be measured and timed as of the grant date of the award. If the stock award granted to the participant is not subject to a substantial risk of forfeiture or transferability restrictions, the participant will recognize ordinary income with respect to the award to the extent of the excess of the fair market value of the stock at the time of grant over the participant’s cost, if any, and the same amount is deductible by us, assuming that a deduction is allowed under Section 162(m) of the Code. If a stock unit award or other stock-based award is granted but no stock is actually issued to the participant at the time the award is granted, the participant will recognize ordinary income at the time the participant receives the stock free of any substantial risk of forfeiture (or receives cash in lieu of such stock) and the amount of such income will be equal to the fair market value of the stock at such time over the participant’s cost, if any, and the same amount is then deductible by the Company, assuming that a deduction is allowed under Section 162(m) of the Code.

Withholding Obligations

The Company is entitled to withhold and deduct from future wages of the participant, to make other arrangements for the collection of, or to require the participant to pay to the Company, an amount necessary for it to satisfy the participant’s federal, state or local tax withholding obligations with respect to awards granted under the Incentive Plan. Withholding for taxes may be calculated based on the maximum applicable tax rate for the participant’s jurisdiction or such other rate that will not trigger a negative accounting impact on the Company. The Committee may permit a participant to satisfy a tax withholding obligation by withholding shares of Common Stock underlying an award, tendering previously acquired shares, delivery of a broker exercise notice or a combination of these methods.

Code Section 409A

A participant may be subject to a 20% penalty tax, in addition to ordinary income tax, at the time a grant becomes vested, plus an interest penalty tax, if the grant constitutes deferred compensation under Section 409A of the Code and the requirements of Section 409A of the Code are not satisfied.

Code Section 162(m)

Pursuant to Section 162(m) of the Code, the annual compensation paid to an individual who is a “covered employee” is not deductible by the Company to the extent it exceeds $1 million. The Tax Cut and Jobs Act, signed into law on December 22, 2017, amended Section 162(m), effective for tax years beginning after December 31, 2017, (i) to expand the definition of a “covered employee” to include any person who was the Chief Executive Officer or the Chief Financial Officer at any time during the year and the three most highly compensated officers (other than the Chief Executive Officer or the Chief Financial Officer) who were employed at any time during the year whether or not the compensation is reported in the Summary Compensation Table included in the proxy statement for the Company’ Annual Meeting; (ii) to treat any individual who is considered a covered employee at any time during a tax year beginning after December 31, 2106 as remaining a covered employee permanently; and (iii) to eliminate the performance-based compensation exception to the $1 million deduction limit.

Excise Tax on Parachute Payments

Unless otherwise provided in a separate agreement between a participant and the Company, if, with respect to a participant, the acceleration of the vesting of an award or the payment of cash in exchange for all or part of an award, together with any other payments that such participant has the right to receive from the Company, would constitute a “parachute payment” then the payments to such participant will be reduced to the largest amount as will result in no portion of such payments being subject to the excise tax imposed by Section 4999 of the Code. Such reduction, however, will only be made if the aggregate amount of the payments after such reduction exceeds the difference between the amount of such payments absent such reduction minus the aggregate amount of the excise tax imposed under Section 4999 of the Code attributable to any such excess parachute payments. If such provisions are applicable and if an employee will be subject to a 20% excise tax on any “excess parachute payment” pursuant to Section 4999 of the Code, the Company will be denied a deduction with respect to such excess parachute payment pursuant to Section 280G of the Code.

New Plan Benefits

It is not presently possible to determine the benefits or amounts that will be received by or allocated to participants under the Incentive Plan or would have been received by or allocated to participants for the last completed fiscal year if the Incentive Plan had then been in effect because awards under the Incentive Plan will be made at the discretion of the Committee.

Vote Required for Approval

The approval of the Incentive Plan Proposal received the affirmative vote of the holders of a majority of the shares of Common Stock cast by the stockholders represented in person or by proxy and entitled to vote thereon at the Annual Meeting of Stockholders held on January 10, 2022. Abstentions and broker non-votes will not be counted for purposes of determining whether this proposal has been approved.

Incentive Plan Awards

The following table provides information regarding the incentive plan awards for each director (other than a director who was a named executive officer) outstanding as of December 31, 2021:

Outstanding Share Awards and Options Awards

	Option-based Awards			Share-based Awards
Name	Number of securities underlying unexercised options (#)	Option exercise price ($)	Value of unexercised in-the-money options as at December 31, 2021	Number of shares or units of shares that have not vested	Market or payout value of share awards that have not vested
Dr. Delon Human	1,500,000	0.16	62,400	400,000	108,000
Mario Gobbo	N/A	N/A	N/A	400,000	108,000
Mark Radke	N/A	N/A	N/A	400,000	108,000

Directors and Officers Liability Insurance

As of December 31, 2021, the Corporation maintained $1,000,000 of group liability insurance for the protection of the directors and officers of the Corporation. In the fiscal year ended December 31, 2020, the Corporation paid an annual premium of $272,500 for such policy.

Pension, Retirement or Similar Benefit Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. We have no material bonus or profit-sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options, restricted share units and deferred share units may be granted at the discretion of the Board or a committee thereof.

Indebtedness of Directors, Senior Officers, Executive Officers and Other Management

None of our directors or executive officers or any associate or affiliate of our Company during the last two fiscal years, is or has been indebted to our Company by way of guarantee, support agreement, letter of credit or other similar agreement or understanding currently outstanding.

Termination Benefits

We do not have agreements with any named executives that would result in payments to them solely upon a change in control of Cryomass Technologies Inc. However, under the employment and severance agreements with named executives, three named executives would be entitled to severance benefits upon termination of employment under certain circumstances. Further, our Compensation Committee retains discretion to provide additional benefits to senior executives upon termination or resignation if it determines the circumstances so warrant.

As of the date hereof, Ms. Patricia Kovacevic’s employment agreement provides that Ms. Kovacevic shall receive continued payments from the Company in the event of disability, death, termination for any reason or no reason except for cause (including resignation) of the named executive officer with the Company, for the duration of the term of the respective employment agreement, and shall be given credit under any RSU agreement as if she remained employed with the Company for the term of the employment agreement for the purposes of vesting thereunder.

As of the date hereof, Mr. Philip Blair Mullin’s employment agreement provides that Mr. Mullin shall receive certain payments from the Company in the event of disability, death, termination for other than for cause of the named executive officer with the Company, for the duration of the term of the respective employment agreement, and shall be given credit under any RSU agreement as if he remained employed with the Company for the term of the employment agreement for the purposes of vesting thereunder.

As of the date hereof, Mr. Christian Noel’s employment agreements provides that Mr. Noel shall receive certain payments from the Company in the event of disability, death, termination for other than for cause of the named executive officer with the Company, for the duration of the term of the respective employment agreement, and shall be given credit under any RSU agreement as if he remained employed with the Company for the term of the employment agreement for the purposes of vesting thereunder.

ITEM 12 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of our Common Stock as of February 23, 2022 by (a) each shareholder who is known to us to own beneficially 5% or more of our outstanding Common Stock, (b) all directors, (c) our executive officers and (d) all executive officers and directors as a group. Except as otherwise indicated, all persons listed below have (i) sole voting power and investment power with respect to their shares of Common Stock, except to the extent that authority is shared by spouses under applicable law, and (ii) record and beneficial ownership with respect to their shares of Common Stock.

For purposes of this table, a person or group of persons is deemed to have “beneficial ownership” of any shares of Common Stock that such person has the right to acquire within 60 days of March 28, 2022. For purposes of computing the percentage of outstanding shares of our Common Stock held by each person or group of persons named above, any shares that such person or persons has the right to acquire within 60 days of March 28, 2022 is deemed to be outstanding, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. The inclusion herein of any shares listed as beneficially owned does not constitute an admission of beneficial ownership. Unless otherwise identified, the address of our directors and officers is c/o Cryomass Technologies Inc., 1001 Bannock St, Suite 612, Denver, CO 80204.

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership		Percentage of Class (2)
Alexander Massa	47,205,000	(3)	23.7
9318-2582 Quebec Inc	12,550,000	(4)	6.3
8000 boul Langelier #407
Montreal, Quebec H1P 3K2
Cryocann USA Corp 2230 S Fairway St Santa Ana, CA 92704	10,000,000		5.0
Christian Noël	8,505,529	(5)	4.3
Delon Human	3,220,000	(6)	1.6
Philip Mullin	2,421,999	(7)	1.2
Patricia Kovacevic	1,050,000	(8)	0.5
Mario Gobbo	200,000		0.1
Mark Radke	200,000		0.1
Simon Langelier	400,000		0.2
All directors and officers as a group (6 persons)	15,997,528		8.0

(1)	Unless otherwise indicated, the address of the beneficial owner is c/o the Company, 1001 Bannock Street, Suite 612, Denver, CO 80204.

(2)	Based on 199,143,664 shares outstanding

(3)	Alexander Massa has voting and investment control over 22,500,000 shares and exercisable warrants to purchase 22,500,00 shares held by CRYM Co-Invest, LP, 602,500 shares and 500,000 exercisable warrants to purchase shares held by Ham Senior Inc., and 602,500 shares and exercisable warrants to purchase 500,000 shares held by Hungry Asset Monster Inc. The address for CRYM Co-Invest, LP is One World Trade Center, Suite 83G, New York, NY 10007 and the address for Ham Senior Inc. and Hungry Asset Monster Inc. is 50 North Laura Street, Jacksonville, FL 32202.

(4)	Patrick Varin has voting and investment control over 6,275,000 shares and exercisable warrants to purchase 6,275,000 shares held by 9318-2582 Quebec Inc.

(5)	Mr. Noël is beneficial owner of 760,000 shares and exercisable warrants to purchase 760,000 shares held by Trichome Capital Inc. and exercisable warrants to purchase 250,000 shares.

(6)	Dr. Human is the beneficial holder of fully-vested stock options to purchase 1,500,000 shares, exercisable at $0.16 per share, expiring in 2030, and is the beneficial owner of 760,000 shares and exercisable warrants to purchase 760,000 shares held by Health Diplomats Pte Ltd.

(7)	Mr. Mullin is the beneficial holder of fully-vested stock options to purchase 2,000,000 shares, exercisable at $0.16 per share, expiring in 2030.

(8)	Ms. Kovacevic is the beneficial holder of fully-vested stock options to purchase 1,000,000 shares, exercisable at $0.29 per share, expiring in 2031.

ITEM 13 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Review, Approval or other transactions, transactions with family members – loans, debt conversion, private placement, ratification of transactions with related persons

We have adopted a code of ethics and we rely on our board to review related party transactions on an ongoing basis to prevent conflicts of interest. Our Board reviews a transaction in light of the affiliations of the director, officer or employee and the affiliations of such person’s immediate family. Transactions are presented to our Board for approval before they are entered into or, if this is not possible, for ratification after the transaction has occurred. If our Board finds that a conflict of interest exists, then it will determine the appropriate remedial action, if any. Our Board approves or ratifies a transaction if it determines that the transaction is consistent with the best interests of the Company. During the year-ended December 31, 2021, the Board reviewed and approved a loan to the Company made by Christian Noel, its CEO. There were no other such transactions or requests for review during the fiscal years ended December 31, 2021 and December 31, 2020.

Director Independence

The Board of Directors currently consists of five directors, four of whom the Board of Directors has determined are independent within the meaning of the rules of the OTCQB, which the Company has adopted as its definition of independence in the Audit Committee Charter.

ITEM 14 PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table shows the fees paid or accrued by us for the audit and other services provided for the fiscal periods shown.

	2021	2020
Haynie & Company:
Audit and Non-Audit Fees
Audit fees	$-	$5,000
Audit-related fees	-	-
Tax fees	-	-
All other fees	-	-
Total	$-	$5,000

Marcum:
Audit and Non-Audit Fees
Audit fees	$-	$77,086
Audit-related fees	-	-
Tax fees	-	-
All other fees	-	-
Total	$-	$77,086

Borgers:
Audit and Non-Audit Fees
Audit fees	$274,000	$566,200
Audit-related fees	54,000	-
Tax fees	-	-
All other fees	-	-
Total	$328,000	$566,200

The Audit Committee pre-approves all audit and non-audit services to be performed by the independent registered public accounting firm in accordance with the rules and regulations promulgated under the Exchange Act. The Board pre-approved 100% of the audit, audit-related and tax services performed by the independent registered public accounting firm for the fiscal years ended December 31, 2021 and 2020. The percentage of hours expended on the principal accountant’s engagement to audit the Company’s financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant’s full-time, permanent employee was 0%.

PART IV

ITEM 15 EXHIBIT AND FINANCIAL STATEMENT SCHEDULES

(a) Financial Statements

Our consolidated balance sheets as of December 31, 2021 and 2020, and the related consolidated statements of operations and shareholders’ equity and cash flows for each of the two years in the years ended December 31, 2021 and 2020, together with the related notes and the report of our independent registered public accounting firm, are set forth on pages F-1 to F-29 of this report.

(b) Exhibits

Exhibit Number	Description
(3)	Articles of Incorporation and Bylaws
3.1	Articles of Incorporation (incorporated by reference to our Registration Statement on Form S- 1 filed on May 9, 2012).
3.2	Bylaws
3.3	Certificate of Amendment (incorporated by reference to our Current Report on Form 8-K filed on January 13, 2014).
3.4	Certificate of Change filed with the Nevada Secretary of State on April 12, 2018 with an effective date of April 26, 2018. (incorporated by reference to our Current Report on Form 8-K filed on May 2, 2018)
3.5	Articles of Merger filed with the Nevada Secretary of State on April 12, 2018 with an effective date of April 26, 2018. (incorporated by reference to our Current Report on Form 8-K filed on May 2, 2018)
3.6	Articles of Merger filed with the Nevada Secretary of State on October 14, 2019 (incorporated by reference to our Current Report on Form 8-K filed on October 18, 2019)
3.7	Articles of Merger filed with the Nevada Secretary of State on September 1, 2020 (incorporated by reference to our Current Report on Form 8-K filed on September 3, 2020)
3.8	Articles of Merger filed with the Nevada Secretary of State on July 23, 2021 (incorporated by reference to our Current Report on Form 8-K filed on July 27, 2021)
(10)	Material Contracts
10.1	Asset Purchase Agreement between Andina Gold Corp, General Extract LLC, Cryocann USA Corporation, Steve Cimini and Matt Armstrong dated June 22, 2021 (incorporated by reference to our Current Report on Form 8-K filed on June 28, 2021)
10.2

Asset Purchase Agreement Among Critical Mass Industries LLC, Critical Mass Industries, Inc., John Knapp, Good Meds, Inc. and Cryomass Technologies Inc dated December 31, 2021 (incorporated by reference to our Registration Statement on Form S- 1 filed on February 14, 2022)

10.3

Mutual Termination Agreement by and among Critical Mass Industries LLC, Critical Mass Industries, Inc., John Knapp, and Good Meds, Inc dated December 31, 2021 (incorporated by reference to our Registration Statement on Form S- 1 filed on February 14, 2022)

10.4

Restated and Amended Administrative Services Agreement by and among Critical Mass Industries LLC, Critical Mass Industries, Inc., John Knapp, and Good Meds, Inc dated December 31, 2021 (incorporated by reference to our Registration Statement on Form S- 1 filed on February 14, 2022)

10.5	2019 Omnibus Equity Incentive Plan (incorporated by reference to our Annual Report on Form 10-K for December 31, 2020)
10.6	2022 Stock Incentive Plan (incorporated by reference to our Registration Statement on Form S- 1 filed on February 14, 2022)
10.7	Christian Noel Employment Agreement (incorporated by reference to our Registration Statement on Form S- 1 filed on February 14, 2022)
10.8	Amendment to Christian Noel Employment Agreement dated December 13, 2021 (incorporated by reference to our Registration Statement on Form S- 1 filed on February 14, 2022)
10.9	Philip Mullin Revised Employment Agreement (incorporated by reference to our Annual Report on Form 10-K for December 31, 2020)
10.10	Amendment to Philip Mullin Revised Employment Agreement (incorporated by reference to our Registration Statement on Form S- 1 filed on February 14, 2022)
10.11	Patricia Kovacevic Third Amended Employment Agreement (incorporated by reference to our Registration Statement on Form S- 1 filed on February 14, 2022)
10.12	Amendment to Patricia Kovacevic Third Employment Agreement (incorporated by reference to our Registration Statement on Form S- 1 filed on February 14, 2022)
10.13	Form of Convertible Note (incorporated by reference to our Registration Statement on Form S- 1 filed on February 14, 2022)
10.14	Form of Warrant- August 1, 2020 (incorporated by reference to our Registration Statement on Form S- 1 filed on February 14, 2022)
10.15	Form of Warrant- April 2021 (incorporated by reference to our Registration Statement on Form S- 1 filed on February 14, 2022)
10.16	Form of Warrant-October 2021 (incorporated by reference to our Registration Statement on Form S- 1 filed on February 14, 2022)
10.17	Form of Warrant-November 2021 (incorporated by reference to our Registration Statement on Form S- 1 filed on February 14, 2022)
21	Subsidiaries of the Registrant
(31)	Rule 13a-14(a)/15d-14(a) Certifications
31.1*	Section 302 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer.
31.2*	Section 302 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer and Principal Accounting Officer.
(32)	Section 1350 Certifications
32.1*	Section 906 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer.
32.2*	Section 906 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer and Principal Accounting Officer.
(101)*	Interactive Data Files
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CRYOMASS TECHNOLOGIES INC.
(Registrant)

Dated: March 28, 2022

/s/ Christian Noël
Christian Noël
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Christian Noël	Chief Executive Officer	March 28, 2022
Christian Noël	(Principal Executive Officer)

/s/ Philip Mullin	Chief Financial Officer	March 28, 2022
Philip Mullin	(Principal Accounting Officer)

/s/ Dr. Delon Human	President of the Board of Directors	March 28, 2022
Dr. Delon Human

/s/ Mario Gobbo	Director	March 28, 2022
Mario Gobbo

/s/ Mark Radke	Director	March 28, 2022
Mark Radke

/s/ Simon Langelier	Director	March 28, 2022
Simon Langelier

CRYOMASS TECHNOLOGIES INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Cryomass Technologies Inc.:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Cryomass Technologies Inc. (the “Company”) as of December 31, 2021 and 2020 and the related consolidated statements of operations, shareholders’ equity, and cash flows for the two years in the period ended December 31, 2021, and the related notes and schedules (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the two years in the period ended December 31, 2021 and 2020, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Matter

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered recurring losses from operations that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Audit Matter

Critical audit matters are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/S/ BF Borgers CPA PC

BF Borgers CPA PC

We have served as the Company's auditor since 2020

Lakewood, CO

March 28, 2022

CRYOMASS TECHNOLOGIES INC.

CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$5,772,839	$329,839
Accounts receivable, net	-	540,000
Prepaid expenses	757,383	60,475
Assets held for sale, current	-	6,867,840
Total current assets	6,530,222	7,798,154

Loan receivable	3,600,000	-
Property and equipment, net	225,000	-
Goodwill	1,190,000	-
Intangible assets, net	4,038,600	-
Total assets	$15,583,822	$7,798,154

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$1,881,648	$2,248,235
Loans payable	-	412,560
Taxes payable	771	771
Liabilities held for sale, current	-	1,464,285
Total current liabilities	1,882,419	4,125,851
Notes payable	177,083	52,083
Deferred tax liability	-	14,926
Total liabilities	2,059,502	4,192,860

Commitments and contingencies (Note 15)

Shareholders’ equity:
Preferred stock, $0.001 par value, 100,000 shares authorized, no shares issued and outstanding respectively	-	-
Common stock, $0.001 par value, 500,000,000 shares authorized, 196,949,801 and 97,005,817 shares issued and outstanding at December 31, 2021 and 2020, respectively	196,950	97,006
Additional paid-in capital	41,916,207	19,138,947
Common stock to be issued	-	98,535
Accumulated deficit	(28,588,837)	(15,729,194)
Total shareholders’ equity	13,524,320	3,605,294
Total liabilities and shareholders’ equity	$15,583,822	$7,798,154

The accompanying notes are an integral part of these consolidated financial statements.

CRYOMASS TECHNOLOGIES INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2021	2020
Net sales	$-	$781,455
Cost of goods sold, inclusive of provision for inventory loss of $0 and $400,787 for the years ended December 31, 2021 and 2020, respectively	-	744,279
Gross profit	-	37,176

Operating expenses:
Personnel costs	3,207,110	2,473,730
Sales and marketing	44,095	14,854
General and administrative	3,939,131	2,338,599
Legal and professional fees	757,828	1,744,834
Research and development	43,663	-
Total operating expenses	7,991,827	6,572,017
Loss from operations	(7,991,827)	(6,534,841)

Other income (expenses):
Interest expense	(2,189,959)	(236,912)
Gain / (loss) on foreign exchange	47,144	(88,690)
Total other expenses	(2,142,815)	(325,602)
Net loss from continuing operations, before taxes	(10,134,642)	(6,860,443)
Income taxes	-	-
Net loss from continuing operations	(10,134,642)	(6,860,443)
Net gain / (loss) from discontinued operations, net of tax (including loss on disposal of $3,021,724)	(2,725,001)	(4,955,464)
Net loss	$(12,859,643)	$(11,815,907)

Comprehensive loss from discontinued operations	-	-
Comprehensive loss	$(12,859,643)	$(11,815,907)

Net loss per common share:
Loss from continuing operations - basic and diluted	$(0.06)	$(0.07)

Gain / (loss) from discontinued operations - basic and diluted	$(0.02)	$(0.05)

Loss per common share - basic and diluted	$(0.08)	$(0.12)

Weighted average common shares outstanding—basic and diluted	157,509,715	99,863,059

The accompanying notes are an integral part of these consolidated financial statements.

CRYOMASS TECHNOLOGIES INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock		Additional Paid-In	Common Stock to be	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Issued	Deficit	Equity
Balance at December 31, 2019 (Revised)	106,216,708	$106,216	$16,894,103	$-	$(3,913,287)	$13,087,032

Issuance of common stock pursuant to separation agreement	1,175,549	$1,176	$148,824	$-	$-	$150,000

Issuance of common stock pursuant to accelerated vesting of RSU’s	600,000	600	162,440	-	-	163,040

Stock-based compensation - shares	757,895	758	570,954	-	-	571,712

Stock-based compensation - options	-	-	555,532	-	-	555,532

Share cancellations	(15,350,000)	(15,350)	15,350	-	-	-

Share issuance from sale of common stock	3,605,665	3,606	541,744	-	-	545,350

Common stock to be issued	-	-	-	98,535	-	98,535

Beneficial Conversion Feature of Note Payable	-	-	250,000	-	-	250,000

Net loss	-	-	-	-	(11,815,907)	(11,815,907)

Balance at December 31, 2020	97,005,817	$97,006	$19,138,947	$98,535	$(15,729,194)	$3,605,294

Share issuance from sale of common stock	53,191,819	53,192	9,556,368	(98,535)	-	9,511,025

Share issuance related to CryoCann asset purchase	10,000,000	10,000	1,794,500	-	-	1,804,500

Share issuance pursuant to employment agreements	6,701,586	6,702	894,000	-	-	900,702

Share issuance in exchange for extinguishment of debt	27,121,119	27,095	5,381,308	-	-	5,408,403

Share issuance in exchange for services	2,837,333	2,837	965,175	-	-	968,012

Share issuance for interest on note payable	92,127	118	49,823	-	-	49,941

Stock-based compensation - shares	-	-	784,364	-	-	784,364

Stock-based compensation - options	-	-	968,205	-	-	968,205

Beneficial Conversion Feature of Note Payable	-	-	515,763	-	-	515,763

Fair value of warrants issued	-	-	1,867,754	-	-	1,867,754

Net loss	-	-	-	-	(12,859,643)	(12,859,643)

Balance at December 31, 2021	196,949,801	$196,950	$41,916,207	$-	$(28,588,837)	$13,524,320

The accompanying notes are an integral part of these consolidated financial statements.

CRYOMASS TECHNOLOGIES INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(10,134,642)	$(6,860,443)
Adjustments to reconcile net loss to net cash used in operating activities from continuing operations:
Amortization of debt discount	1,547,181	52,083
Depreciation and amortization expense	43,663	-
Bad debt expense	540,000	-
Fair value of common stock issued pursuant to service and advisory agreements	1,011,075	7,500
Payable extinguishment for services not provided	318,970	-
Provision for inventory loss	-	400,787
Stock-based compensation expense	2,653,271	1,440,284
Deferred income tax expense	(14,926)	10,235
Change in operating assets and liabilities:
Accounts receivable	-	(540,000)
Prepaid expenses	(696,908)	40,080
Inventory, net	-	(60,787)
Accounts payable and accrued expenses	(366,587)	1,493,385
Taxes payable	-	771
Net cash used in operating activities from continuing operations	(5,098,903)	(4,016,105)
Net (used in) / provided by operating activities from discontinued operations	(501,609)	266,484
Net cash used in operating activities	(5,600,512)	(3,749,621)
CASH FLOWS FROM INVESTING ACTIVITIES:
Cash Payment for CryoCann asset purchase	(1,000,000)	-
Payoff of CryoCann loan agreement at closing	(1,247,684)	-
Purchase of property and equipment	(225,000)	-
Net cash used in investing activities from continuing operations	(2,472,684)	-
Net cash used in investing activities from discontinued operations	(330,560)	(693,255)
Net cash used in investing activities	(2,803,244)	(693,255)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable, related parties	237,590	-
Repayment of notes payable, related parties	(237,590)	-
Proceeds from issuance of common stock	10,308,000	537,850
Proceeds from common stock subscribed and to be issued	-	98,535
Proceeds from loans payable, current	286,441	-
Repayment of loans payable, current	(698,800)	412,560
Proceeds from notes payable	4,900,000	250,000
Repayment of seller note for acquisition	(1,173,016)	-
Related party note disbursement	(281,771)	-
Net cash provided by financing activities from continuing operations	13,340,854	1,298,945
Net cash provided by financing activities from discontinued operations	505,902	-
Net cash provided by financing activities	13,846,756	1,298,945
Net increase / (decrease) in cash from continuing operations	5,769,267	(2,727,395)
Net decrease in cash from discontinued operations	(326,267)	(426,771)
Cash at beginning of period	329,839	3,473,770
Cash at end of period	$5,772,839	$329,839
Supplemental disclosure of cash flow information:
Cash paid for interest	$449,068	$162,810
Supplemental disclosure of non-cash investing and financing activities:
Common stock issued pursuant to separation agreement	$-	$150,000
Common stock issued pursuant to vesting of restricted stock units	$2,851,103	$163,040
Loan receivable issued pursuant to disposal of discontinued operations	$3,600,000	$-

The accompanying notes are an integral part of these consolidated financial statements.

CRYOMASS TECHNOLOGIES INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. NATURE OF THE BUSINESS

Cryomass Technologies Inc (“Cryomass Technologies” or the “Company”) began as Auto Tool Technologies Inc., which was incorporated under the laws of the State of Nevada on May 10, 2011. The Company’s name was changed to AFC Building Technologies Inc. effective January 10, 2014. Effective April 26, 2018, the Company changed its name to First Colombia Development Corp. Effective October 14, 2019, the Company changed its name to Redwood Green Corp. Effective September 1, 2020, the Company changed its name to Andina Gold Corp. On July 15, 2021, the Company entered into a plan of merger with its wholly-owned subsidiary, Cryomass Technologies Inc a Nevada corporation, pursuant to which we agreed that subsidiary would merge with and into our company. Following the consummation of the merger, the separate existence of the subsidiary ceased, and we continued as the surviving corporation with our name changed to Cryomass Technologies Inc. effective August 27, 2021. Our ticker symbol changed from AGOL to CRYM.

The Company’s principal office is located at 1001 Bannock St., Suite 612, Denver, CO 80204, and its telephone number is 303-416-7208. The Company’s website is www.cryomass.com. Information appearing on the website is not incorporated by reference into this prospectus.

The Company over its history has explored a number of different business opportunities.

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

On July 15, 2019, the Company, through its wholly owned subsidiary Good Acquisition Co., entered into a Membership Interest Purchase Agreement to acquire cannabis-related intellectual property and other assets of Critical Mass Industries LLC DBA Good Meds (“CMI” and/or “Good Meds”), a Colorado limited liability company (“CMI Transaction”). CMI is licensed by the Marijuana Enforcement Division of Colorado Department of Revenue to produce cannabis and cannabis products under its six licenses. These licenses allow for cultivation, manufacturing of infused products and retail distribution. At the time the Company entered into the Membership Interest Purchase Agreement, Colorado law prohibited public companies, including the Company, from owning cannabis licenses. Therefore, CMI spun off certain assets acquired by the Company. Under the terms of the Membership Interest Purchase Agreement, CMI retained the cannabis license, inventory and accounts receivable (the “Cannabis License Assets”) and continued to operate the cannabis business related to those assets. In consideration for the transfer of the acquired assets, the Company delivered 13,553,233 shares of the Company common stock, in addition to $1,999,770 in cash to CMI.

Good Meds, the operating unit of CMI, is based in Denver, CO, and operates in a 60,000-square-foot cultivation and processing facility. This facility produces cannabis for sale as dry flower and biomass input for processing into Marijuana-Infused Products (“MIP”), such as live resin, wax and budder. Good Meds also owns and operates two medical cannabis dispensaries located in Lakewood, CO and Englewood, CO. The business has been in operation since 2009.

CRYOMASS TECHNOLOGIES INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Effective December 31, 2021, we entered into a restated and amended administrative services agreement, terminated our license and marketing agreements, and restated the asset purchase agreement with CMI and affiliates. As a result of these agreements, we disposed of all CMI-related assets and extinguished any and all related obligations. For clarity, we have no management or operations decision-making right or responsibility, nor any access to future economic benefits from operation of the assets. Therefore, upon commencing these agreements, we determined that CMI no longer qualifies as a variable interest entity as of December 31, 2021.

Beginning in March 2020, an evaluation of various strategic alternatives was followed by the decision to sell the Colorado-based assets and refocus its attention on unique opportunities for gold exploration in Colombia. In August 2020, the Company established a wholly owned Colombian subsidiary, Andina Gold Colombia SAS for this purpose. In December 2020, due to the death of the top geologist exploring opportunities on behalf of the Company, and the effects of the ongoing Coronavirus pandemic, the Company determined that pursuit of gold exploration in Colombia was no longer a practical alternative.

On June 22, 2021, the Company entered into an Asset Purchase Agreement with Cryocann USA Corp, a California corporation (“Cryocann”), pursuant to which Company acquired substantially all the assets of Cryocann. The aggregate purchase price was $3,500,000 million in cash and 10,000,000 shares of Company common stock As part of the Cryocann Acquisition, we retained both Cryocann employees, who have expert knowledge of the industry, related participants, customers and the acquired patented technology. Under their employment agreements, each employee may receive compensation if specific performance targets are met in association with our future operating performance when the Cryocann technology enters the market. The technology and assets acquired from Cryocann are operated from the Company’s subsidiary, Cryomass LLC. The patented cryo-mechanical technology is for the separation of plant materials in the harvesting of hemp and cannabis, and potentially other high value crops such as hops. We believe this technology will reduce processing costs and increases the quality of extracted compounds. We are exploring the application of the underlying technology to a broad range of industries that handle high-value materials and that could benefit from our precision capture methods. We anticipate that cannabis and hemp will be the first in a series of such industries.

To develop and commercialize the technology, we contracted with an independent engineering and manufacturing firm to refine the design of our cryo-mechanical system for the handling of harvested hemp, cannabis and other high-value plants. The system exploits CryoMass’s U.S.-patented process for the controlled application of liquid nitrogen to stabilize and separate the structural elements of gross plant material. The device currently under development is scaled for highway transportability and is being optimized for the low-cost collection of fully intact hemp and cannabis trichomes. It can be used within minutes after plants have been cut and can also efficiently capture trichomes from fresh frozen or even dried plant parts, including trim. The device’s through-put capacity is expected to be approximately 600 kilograms of gross plant material per hour. The advanced design for the equipment has been completed, and testing of a prototype machine is currently underway. The engineering and manufacturing firm has indicated that it has the capacity to build 10 to 15 such devices per month.

In November we retained a second engineering and manufacturing firm to independently develop a separate machine design that applies our patented process. We expect their work to help strengthen the power and robustness of our technology. In addition, it opens a channel to a second manufacturing source.

The first functional “beta” machine is expected to be ready for field testing by a third-party cannabis producer by mid-2022. The first production-run machine is expected to be ready for use towards the end of the second quarter 2022. At that moment, we expect to start helping our first tolling client (fee for service) increase its margins by cutting the cost of handling, processing and refining its hemp or cannabis and increasing the resulting material’s value to formulators of end products.

CRYOMASS TECHNOLOGIES INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Management believes the CryoMass system will deliver a compelling combination of cost and time savings while enhancing product quality and quantity for largescale cultivators and processors of hemp and cannabis. The use of a CryoMass system – which can be trucked to and operated on the fields of most large hemp and cannabis growers or be permanently installed at a user’s processing facility – should eliminate many of the costs that come with traditional practices, especially the labor, fuel and capital costs of drying and curing hemp or cannabis that is grown for the extraction of end products. With traditional practices, harvested plants are transported to a specially constructed drying house and then treated for a week or longer under controlled conditions of temperature and humidity. It’s a costly method. With our system, harvested plants are simply fed into the front end of a CryoMass machine, and minutes later fully intact trichomes are collected at the back end of the machine. With traditional practices and their seven-to-ten days of handling and drying, a large share of a plant’s valuable trichomes break off and are lost. Then the remaining trichomes are damaged by long exposure to oxygen and by the evaporation of their volatile terpenes. The CryoMass system, on the other hand, stabilizes and collects fully intact trichomes at harvest, leaving no opportunity for such wasteful loss. Field-captured trichomes are the cleanest element of a hemp or cannabis plant because, unlike the rest of the plant, trichomes do not readily take up heavy metals, pesticides or other common soil contaminants. As a product for end-users, field-captured trichomes are closest to being contaminant free. As feedstock for manufacturers of extracts and oils, they are the key to the purest products possible.

Because the trichomes collected with CryoMass technology represent only 10% or so of a plant’s weight and volume, they are cheaper to ship and store than gross plant material. For the same reason and because trichomes are free of the waxes and other unwanted materials found in the rest of the plant, processing trichomes into oils and extracts can be far quicker, cheaper and easier than processing gross plant material. Even trichomes captured from dried or frozen plant parts deliver this cost-saving advantage to processors of oils and extracts. The three-dimensional advantage achievable with the CryoMass system – first-stage cost savings, product enhancement and downstream cost savings – can as much as double a crop’s wholesale value. And in some jurisdictions, users may enjoy a reduction in excise taxes levied on cannabis and hemp harvests, which typically are tied to the gross weight of hemp or cannabis that is removed from the field.

Production and processing of hemp and cannabis is a huge, worldwide industry. In the U.S., for example, the wholesale value of the cannabis crop from just the 11 states permitting adult-use and medical cannabis exceeds $6 billion annually.1 Growth in the U.S. and in the worldwide market is likely fed in part by the growing acceptance of medicinal cannabis products and anticipated legislative changes in various jurisdictions worldwide.

And that may only be chapter one of the Company’s story. Several other high-value plants, including species that are important for health and wellness products, wrap their valuable elements in trichomes. The technology we are developing for hemp and cannabis may have profitable application to those other species as well. We intend to find out.

In September, we were granted an additional patent for our process from the Chinese Intellectual Property Office. We currently are taking steps to gain further protection for our intellectual property through the European Union Intellectual Property Office and several other international jurisdictions.

On November 17th we announced the completion of a $10.3 million equity financing. The financing and the earlier conversion of substantially all the company’s debt into common stock left the Company with a strong balance sheet and adequate resources for our planned business development during the coming twelve months. In connection with the financing, 1,010,000 shares and 760,000 shares of CryoMass Technologies common stock were purchased by CEO Christian Noël and Chairman of the Board Delon Human, respectively.

CRYOMASS TECHNOLOGIES INC.

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

Under ASC 810, a reporting entity has a controlling financial interest in a VIE, and must consolidate that VIE, if the total equity investment at risk is not sufficient to permit the legal entity to finance its activities without additional subordinated financial support provided by any parties, including equity holders. Beginning July 15, 2019, the Company consolidated CMI as a VIE pursuant to certain intellectual property, administrative and consulting agreements in which the Company is deemed the primary beneficiary of CMI. Accordingly, the results of CMI have been included in the accompanying consolidated financial statements. Effective December 31, 2021, the Company entered into an asset purchase agreement involving its VIE with Critical Mass Industries, Inc. and John Knapp, the sole shareholder of Critical Mass Industries, Inc., to divest its discontinued operations in cannabis cultivation, where the buyer assumes all assets and liabilities from the Company. Therefore, with regards to both criteria discussed above, the Company no longer has the power to direct activities, absorb losses, or receive benefits from the VIE and as such will no longer consolidate with CMI.

CMI Assets & Liabilities
	As of December 31,
Description	2021	2020
Current assets
Cash and cash equivalents	$-	$196,445
Accounts receivable, net	-	66,043
Inventory, net	-	791,868
Total current assets	-	1,054,356

Total assets	$-	$1,054,356

Current liabilities
Accounts payable and accrued expenses	$-	$211,463
Total current liabilities	-	211,463

Total liabilities	-	211,463
Net assets	$-	$842,893

CRYOMASS TECHNOLOGIES INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

CMI Statement of Operations
	For the Years Ended December 31,
Description	2021	2020
Net sales	$5,891,894	$6,860,282
Cost of goods sold, inclusive of depreciation	4,132,696	4,901,237
Gross profit	$1,759,198	$1,959,045

Operating expenses
Personnel costs	428,728	402,389
Sales and marketing	816,683	908,502
General and administrative	112,934	231,376
Legal and professional fees	44,092	156,782
Amortization expense	-	26,901
Total operating expenses	1,402,437	1,725,950
Gain from operations	$356,761	$233,095

Other income / (expense)
Interest expense	(49,803)	(153,592)
Goodwill impairment	-	(4,663,514)
Intangibles impairment	-	(361,218
Other income	-	-
Total other income / (expense)	(49,803)	(5,178,324)
Loss on disposal of discontinued operations	(3,021,724)	-
Net income / (loss), before taxes	(2,714,766)	(4,945,229)
Income taxes	(10,235)	(10,235)
Net income / (loss), net of taxes	$(2,725,001)	$(4,955,464)

As a result of new agreements entered with CMI on December 31, 2021, as further detailed in Note 1 above, we disposed of all CMI-related assets and extinguished any and all related obligations in exchange for a $3,600,000 promissory note due to us no later than December 31, 2023. When comparing the carrying value of CMI-related net assets to the value of the loan receivable, we calculated a loss on disposal of discontinued operations of $3,021,724.

3. GOING CONCERN UNCERTAINTY, FINANCIAL CONDITIONS AND MANAGEMENT’S PLANS

The Company believes it has sufficient cash available to fund its anticipated level of operations for at least the next twelve months. During the year, the Company raised $10,548,535 in common stock and $4,900,000 in convertible notes which were all converted to common stock.

While management believes the Company has sufficient cash available to support an anticipated level of operations for at least the next twelve months, the continuation of our company as a going concern is dependent upon the continued financial support from its shareholders, the ability of our company to obtain necessary equity or debt financing to continue operations, the sale of assets, and ultimately the attainment of profitable operations. For the year ended December 31, 2021, our company used $5,600,512 of cash for operating activities, incurred a net loss of $12,859,643 and has an accumulated deficit of $28,588,837 since inception.

On March 11, 2020, the 2019 novel coronavirus (“COVID-19) was characterized as a “pandemic.”  The Company’s operations were impacted during the year in the United States. The impact of COVID-19 developments and uncertainty with respect to the economic effects of the pandemic has introduced significant volatility in the financial markets.

The Company assessed certain accounting matters that require consideration of forecasted financial information, including, but not limited to, the carrying value of the Company’s goodwill, intangible assets, and other long-lived assets, and valuation allowances in context with the information reasonably available to the Company and the unknown future impacts of COVID-19 as of December 31, 2021 and through the date of this report. The Company’s future assessment of the magnitude and duration of COVID-19, as well as other factors, could result in material impacts to the Consolidated Financial Statements in future reporting periods.

CRYOMASS TECHNOLOGIES INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements have been prepared in accordance with GAAP. The consolidated financial statements include the accounts of the Cryomass Technologies Inc, Cryomass LLC, and CMI, a VIE for which the Company was deemed to be the primary beneficiary. All significant intercompany balances and transactions have been eliminated in consolidation. The Company operates as one segment from its corporate headquarters in Colorado.

Effective December 31, 2021, the Company entered into an asset purchase agreement involving its VIE with Critical Mass Industries, Inc. and John Knapp, the sole shareholder of Critical Mass Industries, Inc., to divest its discontinued operations in cannabis cultivation, where the buyer assumes all assets and liabilities from the Company. Therefore, with regards to both criteria discussed above, the Company no longer has the power to direct activities, absorb losses, or receive benefits from the VIE and as such will no longer consolidate with CMI.

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

CRYOMASS TECHNOLOGIES INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash. Periodically, the Company maintains deposits in accredited financial institutions in excess of federally insured limits. The Company deposits its cash in financial institutions that it believes have high credit quality and has not experienced any losses on such accounts. Additionally, the company entered into a $3,600,000 loan receivable in conjunction with the disposal of discontinued operations, which is backed by the assets of the discontinued operations, should the borrower default. Aside from these items, the Company does not believe it is exposed to any unusual credit risk.

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

Variable Interest Entities

The Company accounts for variable interest entities in accordance with FASB ASC Topic 810, Consolidation. Management evaluates the relationship between the Company and VIEs and the economic benefit flow of the contractual arrangement with the VIEs. Management determines if the Company is the primary beneficiary of a VIE through a qualitative analysis that identifies which variable interest holder has the controlling financial interest in the VIE. The variable interest holder who has both of the following has the controlling financial interest and is the primary beneficiary: (1) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and (2) the obligation to absorb losses of, or the right to receive benefits from, the VIE that could potentially be significant to the VIE. In performing our analysis, we consider all relevant facts and circumstances, including: the design and activities of the VIE, the terms of the contracts the VIE has entered into, the nature of the VIE’s variable interests issued and how they were negotiated with or marketed to potential investors, and which parties participated significantly in the design or redesign of the entity. As a result of such evaluation, management concluded that the Company is the primary beneficiary of CMI and consolidates the financial results of this entity. Effective December 31, 2021, the Company entered into an asset purchase agreement involving its VIE with Critical Mass Industries, Inc. and John Knapp, the sole shareholder of Critical Mass Industries, Inc., to divest its discontinued operations in cannabis cultivation, where the buyer assumes all assets and liabilities from the Company. Therefore, with regards to both criteria discussed above, the Company no longer has the power to direct activities, absorb losses, or receive benefits from the VIE and as such will no longer consolidate with CMI.

Accounts Receivable, net

Accounts receivable, net is comprised of balances due from customers and are recorded at the invoiced amount. Past due balances are determined based on the contractual terms of the arrangements. Accounts receivable are accrued against when management determines, after considering economic and business conditions and all means of collection efforts have been exhausted and the potential for recovery is considered remote, that the collection of receivables is doubtful. Accounts receivable amounts, net of allowance for doubtful accounts, were $0 and $606,043 as of December 31, 2021 and 2020, respectively. This includes $0 and $66,043, respectively, related to the VIE. Uncollectible accounts previously recorded as receivables are recognized as bad debt expense, with a corresponding decrease to accounts receivable. Bad debt expense was $541,099 and $188,548 for the years ended December 31, 2021 and 2020, respectively. This amount includes $1,099 and $4,548, respectively, related to the VIE, which is classified as discontinued operations.

CRYOMASS TECHNOLOGIES INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Inventory, net

Inventory, net is comprised of work-in-process and finished goods consisting of cannabis and cannabidiol products. Cost includes expenditures directly related to the manufacturing process as well as suitable portions of related production overheads, based on normal operating capacity. Inventory, net is stated at the lower of cost or net realizable value. The Company compares the cost of inventory with market value and writes down inventories to net realizable value, if lower. In evaluating whether inventories are stated at lower of cost or net realizable value, management considers such factors as inventories on hand, physical deterioration, obsolescence, changes in price levels, estimated time to sell such inventories and current market conditions. Due to changing market conditions, management conducted a thorough review of its inventory. As a result, a provision for inventory losses of $0 and $400,787 was charged against cost of goods sold during the years ended December 31, 2021 and 2020, respectively, due to a write down of inventory to its net realizable value. This was based on the Company’s best estimates of product sales prices and customer demand patterns. It is at least reasonably possible that the estimates used by the Company to determine its provision for inventory losses will be materially different from the actual amounts or results. These differences could result in materially higher than expected inventory provisions, which could have a materially adverse effect on the Company’s results of operations and financial conditions in the near term.

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

Discontinued Operations

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

Retail customer loyalty liabilities are recognized in the period in which they are incurred and will often be retired without being utilized. Shipping and handling costs are expensed as incurred and are included in cost of sales, which were not material for the years ended December 31, 2021 and 2020.

The Company operates in a highly regulated environment in which state regulatory approval is required prior to the customer being able to purchase the product, either through the Colorado Marijuana Enforcement Division for wholesale clients or the Colorado Department of Public Health and Environment for medical patients.

Expenses

Operating Expenses

Operating expenses encompass personnel costs, sales and marketing expenses, general and administrative expenses, professional and legal fees and depreciation and amortization related to the property and equipment and intangibles acquired through the acquisition of CMI and Cryocann. Personnel costs consist primarily of consulting expense and administrative salaries and wages. Sales and marketing expenses consist primarily of advertising and marketing, and salaries related to sales and marketing employees. General and administrative expenses are comprised of travel expenses, accounting expenses, and board fees. Professional services are principally comprised of outside legal and professional fees.

Discontinued Operations

Cost of Goods Sold, Net of Depreciation and Amortization

Cost of goods sold primarily consisted of allocated salaries and wages of employees directly related with the production process, allocated depreciation and amortization directly related to the production process, cultivation supplies, rent and utilities.

CRYOMASS TECHNOLOGIES INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Other Expense, net

Other expense, net consisted of interest expense, other income and (loss) gain on foreign exchange.

Stock-Based Compensation

The fair value of restricted stock units (“RSUs”) granted are measured on the grant date using the closing price of the Company’s common shares on the grant date. For stock options, the Company engages a valuation firm to calculate the grant date fair value of the options issued. The Company accounts for forfeitures as they occur, rather than estimating expected forfeitures over the course of a vesting period. All stock-based compensation costs are recorded in general and administrative expenses in the consolidated statements of operations.

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

Indefinite-lived intangible assets established in connection with business combinations consists of in process research and development. Intangible assets with indefinite lives are recorded at their estimated fair value at the date of acquisition. Once in process research and development is placed in service, it will be amortized over the estimated useful life.

Intangible assets with finite lives are recorded at their estimated fair value at the date of acquisition and are amortized over their estimated useful lives using the straight-line method. Amortization of assets ceases upon designation as held for sale. The estimated useful lives of intangible assets are detailed in the table below:

Estimated Useful Life
Patent	10 years
In process research and development	Indefinite

CRYOMASS TECHNOLOGIES INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Impairment of Goodwill and Intangible Assets

Goodwill

Goodwill is not amortized, but instead is tested annually at December 31 for impairment and upon the occurrence of certain events or substantive changes in circumstances.

We account for the impairment of goodwill under the provisions of Financial Accounting Standards Board (FASB) Accounting Standard Update 2017-04 (“ASU 2017-04”), “Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment” and FASB Accounting Standards Codification (ASC) 350-20-35, Intangibles – Goodwill and Other – Goodwill.

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

During the year ended December 31, 2020, the Company concluded that goodwill resulting from the CMI transaction was impaired, resulting in a $4,663,514 impairment charge included in net loss from discontinued operations.

In accordance with ASC 350, as of December 31, 2021, management concluded that the goodwill resulting from the Cryocann acquisition was not impaired.

Indefinite-Lived Intangible Assets and Intangible Assets Subject to Amortization

Indefinite-lived intangible assets and intangible assets subject to amortization are not amortized, but instead are tested annually at December 31 for impairment and upon the occurrence of certain events or substantive changes in circumstances.

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

During the year ended December 31, 2020, the Company concluded that intangible assets resulting from the CMI transaction were impaired, resulting in an impairment charge of $316,218, which is included in net loss from discontinued operations.

As of December 31, 2021, management concluded that identifiable intangible assets resulting from the Cryocann transaction were not impaired.

Contingencies

An initial right-of-use (“ROU”) asset and corresponding liability of $1,411,461 was recognized upon the CMI Transaction. The Company adopted ASU Topic 842 January 1, 2019, but had no reportable operating leases at that point in time. As of December 31, 2021, our ROU assets and liabilities associated with CMI were no longer included on the consolidated balance sheets.

CRYOMASS TECHNOLOGIES INC.

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

When multiple instruments are issued in a single transaction, the total proceeds from the transaction should be allocated among the individual freestanding instruments identified. In this case, there were warrants issued in conjunction with convertible notes of $4.9 million and $250K and the sale of common stock through subscription agreements for $679K and $10.3 million. The allocation occurs after identifying (1) all the freestanding instruments and (2) the subsequent measurement basis for those instruments. The subsequent measurement basis helps inform how the proceeds should be allocated. After the proceeds are allocated to the freestanding instruments, those instruments should be further evaluated for embedded features that may need to be bifurcated or separated.

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

Given that the convertible notes and common stock that were issued with warrants are both not subject to subsequent fair value accounting treatment, Management determined the relative fair value method shall be used for allocating the proceeds of the transaction. Under the relative fair value method, the instrument being analyzed is allocated a portion of the proceeds based on its fair value to the sum of the fair value of all the instruments covered int the allocation.

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

The Warrants were initially measured at fair value and subsequent fair value measurement is not required as long as the instrument continues to be classified in equity. The proceeds from each transaction were allocated between the Notes and Warrants as well as common stock and Warrants based on the relative fair value method.

Warrants issued in connection with cash provided for common shares, and not convertible notes, during the fourth quarter of 2021 also followed the same fair value assessment and treatment as noted above.

CRYOMASS TECHNOLOGIES INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Net Loss per Share

The Company follows ASC 260, Earnings Per Share, which requires presentation of basic and diluted earnings per share (“EPS”) on the face of the income statement for all entities with complex capital structures. Net earnings or loss per share is computed by dividing net income or loss by the weighted-average number of common shares outstanding during the period, excluding shares subject to redemption or forfeiture. The Company presents basic and diluted net earnings or loss per share. Diluted net earnings or loss per share reflect the actual weighted average of common shares issued and outstanding during the period, adjusted for potentially dilutive securities outstanding. Potentially dilutive securities are excluded from the computation of the diluted net loss per share if their inclusion would be anti-dilutive. There were 2,200,003 unvested RSU’s considered potentially dilutive securities outstanding as of December 31, 2021 and 2,453,172 unvested RSU’s considered potentially dilutive securities outstanding as of December 31, 2020. Diluted net loss per share is the same as basic net loss per share for each period.

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

CRYOMASS TECHNOLOGIES INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

5. REVENUE RECOGNITION

Disaggregated Revenue

	For the Years Ended December 31,
	2021	2020
Types of Revenues:
Medical retail	$-	$11,200
Medical wholesale	-	700
Recreational wholesale	-	769,555
Total revenues	$-	$781,455

6. BUSINESS COMBINATIONS

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

CRYOMASS TECHNOLOGIES INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The following table below represents the revenue, net loss and loss per share effect of the acquired company, as reported in our pro forma basis as if the acquisition occurred on January 1, 2020. These pro forma results are not necessarily indicative of the results that actually would have occurred if the acquisition had occurred on the first day of the periods presented, nor does the pro forma financial information purport to represent the results of operations for future periods.

	For the Years Ended December 31,
	2021	2020
Net Sales	$7,641,737	$781,455
Net loss	$(12,417,483)	$(12,134,840)
Net loss per common share	$(0.08)	$(0.12)

7. DISCONTINUED OPERATIONS

In June 2020, the Company’s board of directors adopted a plan to exit the cultivation, manufacturing of infused products and retail distribution businesses through the sale of CMI. The Company determined that the intended sale represented a strategic shift that will have a major effect on the Company’s operations and financial results.

The accompanying consolidated balance sheets include the following carrying amounts of assets and liabilities related to these CMI discontinued operations:

	December 31, 2021	December 31, 2020
Assets
Accounts receivable, net	$-	$66,043
Prepaid expenses	-	7,601
Inventory, net	-	791,868
Property and equipment, net	-	2,714,771
Goodwill	-	-
Intangible assets, net	-	2,481,128
Security deposits	-	11,522
Right of use asset, net	-	794,907
Total current assets held for sale	-	6,867,840

Total assets held for sale	$-	$6,867,840

Liabilities
Accounts payable and accrued expenses	-	211,463
Taxes payable	-	22,645
Notes payable, related parties	-	458,599
Right of use liability	-	771,578
Total liabilities held for sale	-	1,464,285
Net assets	$-	$5,403,555

CRYOMASS TECHNOLOGIES INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The consolidated statements of operations include the following operating results related to these CMI discontinued operations:

	Year Ended December 31,
	2021	2020
Net sales	$5,891,894	$6,860,282
Cost of goods sold, inclusive of depreciation	4,132,696	4,901,237
Gross profit	1,759,198	1,959,045

Operating expenses:
Personnel costs	428,728	402,389
Sales and marketing	816,683	908,502
General and administrative	112,934	231,376
Legal and professional fees	44,092	156,782
Amortization expense	-	26,901
Total operating expenses	1,402,437	1,725,950
Gain from operations	356,761	233,095

Other income (expenses):
Interest expense	(49,803)	(153,592)
Goodwill impairment	-	(4,663,514)
Intangibles impairment	-	(361,218)
Other income	-	-
Total other income (expenses)	(49,803)	(5,178,324)
Loss on disposal of discontinued operations	(3,021,724)	(4,945,229)
Net gain / (loss) from discontinued operations, before taxes	(2,714,766)	(4,945,229)
Income taxes	(10,235)	(10,235)
Net gain / (loss) from discontinued operations	$(2,725,001)	$(4,955,464)

As discussed in Note 2, we disposed of all CMI-related assets and extinguished any and all related obligations, resulting in a loss on disposal of discontinued operations of $3,021,724.

CRYOMASS TECHNOLOGIES INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

8. PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of the following.

	December 31, 2021	December 31, 2020
Leasehold improvements	$-	$2,770,385
Machinery and equipment	225,000	1,065,885
Furniture and fixtures	-	43,331
Construction in progress	-	227,995
	225,000	4,107,596
Less: Accumulated depreciation	-	(1,392,825)
	$225,000	$2,714,771

Depreciation expense for the years ended December 31, 2021 and 2020 was $0 and $131,110, respectively. Depreciation expense was recorded in cost of goods sold and general and administrative expense and is included in discontinued operations.

9. GOODWILL AND INTANGIBLE ASSETS

The carrying value of goodwill was $1,190,000 and $0, as of December 31, 2021 and December 31, 2020, respectively.

The following tables summarize information relating to the Company’s identifiable intangible assets as of December 31, 2021. The Company had no identifiable intangible assets as of December 31, 2020.

	Estimated Useful Life (Years)	Gross Amount	Accumulated Amortization	Carrying Value
Amortized
Patent	10 years	873,263	(43,663)	829,600
Indefinite-lived
In-process research and development	Indefinite	3,209,000	-	3,209,000
Total identifiable intangible assets		$4,082,263	$(43,663)	$4,038,600

Amortization expense, which is included in continuing operations, was $43,663 and $0 for the years ended December 31, 2021 and 2020, respectively.

CRYOMASS TECHNOLOGIES INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

10. LOAN RECIEVABLE

As a result of new agreements entered with CMI on December 31, 2021, as further detailed in Note 1 above, we received a $3,600,000 promissory note due to us no later than December 31, 2023. In consideration of the loan receivable, we conveyed to CMI, any and all manufacturing, grow equipment, retail-related assets and other assets Seller owns in the state of Colorado and are currently used by CMI subsidiaries in the course of business, including client lists and appertaining intellectual property, and no other Buyer or Parent assets, as well as all liabilities related to these assets.

11. DEBT

On July 27, 2020, the Company entered into a subscription agreement consisting of 1) a convertible note and 2) warrants. The 1) convertible note has a face value of $250,000, matures August 1, 2022, and accrues interest at 8% per annum. The note is convertible into 2,500,000 shares of the Company’s common stock at a conversion price of $0.10 per share. The beneficial conversion feature is accounted for in accordance with ASC 470-20 Debt with Conversion and Other Options and the resulting debt discount is amortized over the life of the note. As of December 31, 2021, the net carrying amount is $177,083, which consists of the $250,000 convertible note and $72,917 unamortized debt discount. As of December 31, 2020, the net carrying amount is $52,083, which consists of the $250,000 convertible note and $197,917 unamortized debt discount. The warrants are exercisable to purchase an additional 2,500,000 shares of common stock at $0.25 per share.

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

Between March 29, 2021 and July 6, 2021, the Company entered into a series of similar subscription agreements with either domestic or non-US accredited investors, respectively (each, a “Initial Tranche Subscription Agreement (US)” and, respectively, “Initial Tranche Subscription Agreement (non-US)”) pursuant to which the Company issued and sold to certain accredited investors, in the initial tranche of a non-brokered private placement (the “Private Placement”), an aggregate 3,000 units (“Units”), each Unit representing (i) one $1,000 principal amount term note providing for an optional conversion into shares of Company common stock at a price of $0.20 per share (each the “Initial Convertible Term Note”) and (ii) a common share warrant for the purchase of 5,000 shares of Company common stock at an exercise price of $0.40 per share (each an “Initial Warrant”), for aggregate net proceeds of $3,000,000. The Initial Convertible Term Notes and the Initial Warrants mature on March 31, 2022 and March 31, 2023, respectively, and accrued interest at a rate of 12% per annum payable on a quarterly basis.

CRYOMASS TECHNOLOGIES INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Between May and July 6, 2021, the Company entered into a series of substantially similar subscription agreements with either domestic or non-US investors (each, a “Subscription Agreement (US)”, and, respectively, “Subscription Agreement (non-US)”) pursuant to which the Company issued and sold to certain accredited investors, in the second tranche of the Private Placement, an aggregate 1,900 units (“Units”), each Unit representing (i) one $1,000 principal amount term note (each a “Convertible Term Note”) providing for an optional conversion into shares of Company common stock at a price of $0.20 per share and (ii) a common share warrant for the purchase of 5,000 shares of Company common stock at an exercise price of $0.40 per share (each a “Warrant”), for additional aggregate net proceeds of $1,900,000. The Convertible Term Notes and Warrants mature on September 30, 2022 and April 30, 2023, respectively, and accrued interest at a rate of 12% per annum payable on a quarterly basis.

During the year ended December 31, 2021, we recorded a $1,444,542 debt discount associated on the $4,900,000 of convertible notes, comprised of additional paid in capital for the fair value of warrants and a beneficial conversion feature of $928,779 and $515,763, respectively. All notes were converted during the year ended December 31, 2021, and the entire debt discount was amortized into interest expense during the year.

On August 20, 2021, the Company entered into a $300,000 loan agreement, which accrues interest at 91.23% per annum. Payment is due on a weekly basis up to the maturity date of May 27, 2021. The loan was fully repaid on October 19, 2021.

12. RELATED PARTY TRANSACTIONS

In conjunction with the CMI Transaction, the Company assumed a note payable in which the note holder, John Knapp (“Knapp”) is a significant shareholder in the Company. In the second quarter of 2021, the Company issued 2,500,000 shares to pay off the balance of the note. Effective February 25, 2020, Knapp resigned as a director of Cryomass Technologies, at which time 200,000 Restricted Stock Units were deemed to have vested and were converted into 200,000 common shares. Refer to Note 2 for additional details on the relationship of CMI as a VIE. The outstanding balance of the notes payable, related party was $0 and $458,599 as of December 31, 2021 and December 31, 2020, respectively.

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

On November 15, 2021, issued 250,000 common shares and warrants, respectively, to Christian Noel in exchange for $50,000.

CRYOMASS TECHNOLOGIES INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

13. SHAREHOLDERS’ EQUITY

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

From October to December 2021, the Company issued 50,700,000 shares of common stock in order to raise capital, 1,570,501 shares of common stock in exchange for services, and 24,621,119 shares of common stock in exchange for extinguishment of debt.

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

CRYOMASS TECHNOLOGIES INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

A summary of the Company’s RSU award activity for the year ended December 31, 2021 is as follows:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2020	2,453,175	$0.45
Granted	6,650,000	0.15
Vested	(6,903,172)	0.15
Forfeited	-	-
Outstanding at December 31, 2021	2,200,003	$0.45

The total fair value of RSUs vested during the years ending December 31, 2021 and 2020 was $2,851,102 and $309,790, respectively. As of December 31, 2021 and 2020, there was $78,676 and $600,241, respectively, of unrecognized stock-based compensation cost related to non-vested RSU’s, which is expected to be recognized over the remaining vesting period.

Stock-based compensation expense relating to RSU’s was $1,685,066 and $734,752 for the years ending December 31, 2021 and 2020, respectively. Stock-based compensation for the year ending December 31, 2021 consisted of equity awards forfeited, granted and vested to employees, directors and consultants of the Company in the amount of $1,272,779, $347,275, and $65,012, respectively.

Stock Option Awards

A summary of the Company’s stock option activity for the year ended December 31, 2021 is as follows:

	Stock Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2020	3,500,000	$0.16	8.8	$581,591
Granted and vested	5,000,000	0.20	9.5	987,517
Forfeited	-	-	-	-
Outstanding at December 31, 2021	8,500,000	$0.18	9.2	$1,579,108

During the years ended December 31, 2021 and 2020, the Company issued 5,000,000 and 3,500,000, respectively, of stock options to certain employees, which vested immediately, for a total fair value of $968,205 and $555,532, respectively. Stock-based compensation expense relating to stock options was $968,205 and $555,532, respectively.

Expenses for stock-based compensation is included on the accompanying consolidated statements of operations in general and administrative expense.

During the year ended December 31, 2021, the Company issued warrants with the option to purchase 73,950,000 common shares at an exercise price of $0.40 per share. Of these warrants, 15,000,000 shares expire on March 31, 2023, 9,500,000 expire on April 30, 2023, 1,000,000 expire on September 17, 2023, 7,750,000 expire on October 15, 2023, 9,510,000 expire on October 26, 2023, 190,000 expire on November 2, 2023, 27,060,000 expire on November 10, 2023, 1,940,000 expire on November 15, 2023, and 750,000 expire on November 17, 2023.

The fair value of these warrants is $1,867,960, which is reflected in additional paid in capital.

During the year ended December 31, 2020, the Company issued 2,500,000 and 4,525,898 warrant shares at an excersice price of $0.25 and $0.30, respectively, which expire on August 1, 2022 and November 22, 2022, respectively.

The fair value of these warrants is $266,383, which is reflected in additional paid in capital.

CRYOMASS TECHNOLOGIES INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

The amounts in the following table are included in net loss from discontinued operations, net of tax. The provision (benefit) for income taxes for the years ended December 31, 2021 and 2020 consists of:

	2021	2020
Current (benefit) provision
Federal	$-	$-
State	-	-
Total Current	-	-

Deferred (benefit) provision
Federal	$3,724	$3,724
State	6,511	6,511
Total Deferred	$10,235	$10,235

Total Provision	$10,235	$10,235

The statutory federal income tax rate (21 percent) for the years ended December 31, 2021 and 2020 is reconciled to the effective income tax rate as follows:

	2021		2020
	Tax	Percentage	Tax	Percentage
Income Taxes At Statutory Federal Income Tax Rate	$(2,202,256)	21.00%	$(2,517,221)	21.00%
State Taxes, Net Of Federal Income Tax Benefit	6,511	(0.06)	6,511	(0.05)
Meals & Entertainment	-	0.00	261	0.00)
Penalties and Fines	-	0.00	-	0.00
Return to Provision Adjustment - Permanent Items	-	0.00	-	0.00
Deferred Only Adjustment	-	0.00	(228,539)	1.91
Change in Valuation Allowance	1,838,803	(17.53)	200,791	(1.68)
Section 280E Expense Disallowance	367,177	(3.50)	2,548,431	(21.26)
Other	-	0.00	-	0.00
Effective tax	$10,235	(0.10)%	$10,235	(0.09)%

Deferred tax assets and liabilities by type at December 31, 2021 and 2020 are as follows:

Deferred Tax Assets (Liabilities):	2021	2020
Stock Compensation	$(7,335)	$62,606
Stock Compensation - Options	259,057	-
Accrued Salary	44,384	-
Trademark/Trade Name	(8,033)	(4,765)
Developed Manufacturing Process - Extraction	(53,747)	(31,884)
Customer Relationships	1,947	1,158
Patent	3,589	-
In-Process Research & Development - CryoCann	(26,376)	-
Goodwill - CMI	179,892	168,688
In-Process Research & Development - CMI	98,135	105,985
Goodwill - CryoCann	3,490	-
NOL - Federal Pre-2018	43,367	43,367
NOL - Federal Post-2017	2,097,542	377,529
NOL - State	608,703	294,183
Deferred Tax Assets (Liabilities)	$3,244,615	$1,016,867

Valuation Allowance	(3,269,776)	(1,031,792)

Net Deferred Tax Assets (Liabilities)	$(25,160)	$(14,926)

CRYOMASS TECHNOLOGIES INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

At December 31, 2021 and 2020, the Company had federal net operating loss carryforwards of approximately $10,194,806 and $2,004,266 that may be offset against future taxable income from the years 2022 through 2041. State net operating losses were approximately $16,641,692 and $8,042,840 at December 31, 2021 and 2020.  However, as a result of the 2017 Tax Cuts and Jobs Act (“TCJA”) and the 2020 Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), any federal net operating losses generated in years beginning after December 31, 2017 and before January 1, 2022 can be carried forward indefinitely to offset taxable income in future periods. The amount of NOLs with no expiration totaled $9,988,297 as of December 31, 2021. The deferred tax assets before valuation allowance for the net operating losses were $2,749,613 and $715,079 as of December 31, 2021 and 2020. Should a change in ownership occur, the NOLs would be subject to the limitations set forth under IRC Section 382.

Management assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing deferred tax assets. On the basis of this evaluation, as of December 31, 2021, the Company has recorded a full valuation allowance against its net deferred tax assets. The valuation allowance is estimated to be approximately $3,269,776 and $1,031,792 for the years ended December 31, 2021 and 2020, respectively. However, because deferred tax liabilities related to indefinite lived intangibles cannot be used as a source of income to recognize deferred tax assets with definite lives, the recorded valuation allowance exceeded the net deferred assets resulting in an overall net deferred tax liability, as reflected in the table above.

The Company has adopted the provisions of ASC 740 which prescribe the procedures for recognition and measurement of tax positions taken or expected to be taken in income tax returns. As of December 31, 2021, the Company does not have an accrual relating to uncertain tax positions. It is not anticipated that unrecognized tax benefits would significantly increase or decrease within 12 months of the reporting date.

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

There are no other leases that meet the reporting standards of ASU Topic 842 as the Company does not have any other leases with a term exceeding twelve months. Other lease payments not accounted for under ASU Topic 842 total $59,051 and $73,777 for the years ended December 31, 2021 and 2020, respectively.

An ROU asset of $1,411,461 was recognized upon the CMI Transaction. The present value of the liabilities decreased by $519,671 and $472,154 for the years ended December 31, 2021 and 2020, respectively. This balance is included in the operating section of the statement of cash flows for the years ended December 31, 2021 and 2020. Operating lease cost was approximately $664,686 and $627,132 for the years ended December 31, 2021 and 2020, respectively.

The right of use assets and lease liabilities assumed from the CMI transaction were disposed of as part of the disposal of our discontinued operations, which is described in further detail above.

The Company does not have any leases that have not yet commenced which are significant.

CRYOMASS TECHNOLOGIES INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Legal Proceedings

We know of no material, existing or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our company.

16. SUBSEQUENT EVENTS

On January 10, 2022, the Company’s shareholders approved a new stock incentive plan (the “2022 Stock Incentive Plan”). The purpose of the 2022 Stock Incentive Plan is to advance the interests of the Company and its stockholders by enabling the Company and its subsidiaries to attract and retain qualified individuals to perform services, to provide incentive compensation for such individuals in a form that is linked to the growth and profitability of the Company and increases in stockholder value, and to provide opportunities for equity participation that align the interests of recipients with those of its stockholders.

Also on January 10, 2022, the Company’s shareholders approved an amendment to the Company’s Articles of Incorporation to effect a reverse stock split of the issued and outstanding shares of our Common Stock, par value $0.001 per share, such split to combine a whole number of outstanding shares of our Common Stock in a range of not less than three (3) shares and not more than ten (10) shares, into one share of Common Stock at any time prior to March 31, 2022.

On January 12, 2022, the Company issued 735,529 shares of common stock to its three executive officers and 371,058 shares of common stock to two directors at a stock price of $0.27.

On January 17, 2022, Mr. Simon Langelier was elected to the Company’s Board of Directors. Mr. Langelier holds a Bachelor of Science degree (Honors) in Management Sciences (Operational Research) from the University of Lancaster, United Kingdom. During his thirty-year career with Philip Morris International, until 2011, Mr. Langelier served in several senior positions, including President Eastern Europe, Middle East & Africa, President Eastern Asia and President of Next Generation Products & Adjacent Businesses. He was also Managing Director in numerous countries in Europe and Columbia. He is currently a director of Imperial Brands PLC. Mr. Langelier is also an Honorary Professorial Fellow at the University of Lancaster in the United Kingdom and a member of the Dean’s Council of that university’s Management School.

Subsequent to year end, the Company has disbursed $620,000 in loans to CMI.