Form 10-Q
period 2022-03-31
Cryomass Technologies, Inc.
filed 2022-05-12
CIK 1533030

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of May 12, 2022, the registrant had 200,664,498 shares of its common stock, par value $0.001 per share, outstanding.

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

Any forward-looking statements in this Quarterly Report on Form 10-Q reflect our current views with respect to future events or to our future financial performance. A more detailed description of risk factors that may affect our operating results can be found in Part II, Item 1A, “Risk Factors” in this Quarterly Report on Form 10-Q and Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 filed with the SEC on March 28, 2022, and our other filings with the SEC. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future.

i

CRYOMASS TECHNOLOGIES INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$3,594,275	$5,772,839
Prepaid expenses	73,178	757,383
Total current assets	3,667,453	6,530,222

Loan receivable	4,218,831	3,600,000
Property and equipment, net	233,641	225,000
Goodwill	1,190,000	1,190,000
Intangible assets, net	4,016,768	4,038,600
Total assets	$13,326,693	$15,583,822

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$1,364,905	$1,882,419
Total current liabilities	1,364,905	1,882,419
Notes payable	208,333	177,083
Total liabilities	1,573,238	2,059,052

Commitments and contingencies (Note 15)

Shareholders’ equity:
Preferred stock, $0.001 par value, 100,000 shares authorized, no shares issued and outstanding respectively	-	-
Common stock, $0.001 par value, 500,000,000 shares authorized, 199,143,664 and 196,949,801 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	199,144	196,950
Additional paid-in capital	42,215,245	41,916,207
Common stock to be issued	80,208	-
Accumulated deficit	(30,741,142)	(28,588,837)
Total shareholders’ equity	11,753,455	13,524,320
Total liabilities and shareholders’ equity	$13,326,693	$15,583,822

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CRYOMASS TECHNOLOGIES INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended March 31,
	2022	2021

Net sales	$-	$-
Cost of goods sold	-	-
Gross profit	-	-

Operating expenses:
Personnel costs	335,230	373,714
General and administrative	295,349	396,470
Legal and professional fees	1,458,257	225,520
Amortization expense	21,832	-
Research and development	17,122	-
Total operating expenses	2,127,790	995,704
Loss from operations	(2,127,790)	(995,704)

Other income (expenses):
Interest expense - net	(36,023)	(202,609)
Gain on foreign exchange	11,508	34,770
Total other expenses	(24,515)	(167,839)
Net loss from continuing operations, before taxes	(2,152,305)	(1,163,543)
Income taxes	-	-
Net loss from continuing operations	(2,152,305)	(1,163,543)
Net gain from discontinued operations, net of tax	-	116,616
Net loss	$(2,152,305)	$(1,046,927)

Comprehensive loss from discontinued operations	-	-
Comprehensive loss	$(2,152,305)	$(1,046,927)

Net loss per common share:
Loss from continuing operations - basic and diluted	$(0.01)	$(0.01)

Gain / (loss) from discontinued operations - basic and diluted	$-	$-

Loss per common share - basic and diluted	$(0.01)	$(0.01)

Weighted average common shares outstanding—basic and diluted	198,268,853	98,257,687

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CRYOMASS TECHNOLOGIES INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(UNAUDITED)

	Common Stock		Additional Paid-In	Common Stock to	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Be Issued	Deficit	Equity
Balance at December 31, 2020	97,005,817	$97,006	$19,138,947	$98,535	$(15,729,194)	$3,605,294

Share issuance from sale of common stock	1,491,819	1,492	207,043	(98,535)	-	110,000

Stock-based compensation	-	-	250,817	-	-	250,817

Net loss	-	-	-	-	(1,046,927)	(1,046,927)

Balance at March 31, 2021	98,497,636	$98,498	$19,596,807	$-	$(16,776,121)	$2,919,184

Balance at December 31, 2021	196,949,801	$196,950	$41,916,207	$-	$(28,588,837)	$13,524,320

Share issuance in exchange for services	458,334	458	159,959	80,208	-	240,625

Stock-based compensation	1,735,529	1,736	139,079	-	-	140,815

Net loss	-	-	-	-	(2,152,305)	(2,152,305)

Balance at March 31, 2022	199,143,664	$199,144	$42,215,245	$80,208	$(30,741,142)	$11,753,455

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CRYOMASS TECHNOLOGIES INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended March 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,152,305)	$(1,163,543)
Adjustments to reconcile net loss to net cash used in operating activities from continuing operations:
Amortization of debt discount	31,250	31,250
Depreciation and amortization expense	21,832	-
Stock-based compensation expense	140,815	250,817
Fair value of common stock issued pursuant to service and advisory agreements	160,417	-
Change in operating assets and liabilities:
Prepaid expenses	684,205	30,238
Accounts payable and accrued expenses	(517,514)	190,848
Net cash used in operating activities from continuing operations	(1,631,300)	(660,390)
Net cash provided by / (used in) operating activities from disc ops	-	194,167
Net cash used in operating activities	(1,631,300)	(466,223)
CASH FLOWS FROM INVESTING ACTIVITIES:
Issuance of loans receivable	(618,831)	-
Purchase of property and equipment	(8,641)	-
Net cash used in investing activities from continuing operations	(627,472)	-
Net cash used in investing activities from discontinued operations	-	(174,003)
Net cash used in investing activities	(627,472)	(174,003)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	-	110,000
Proceeds from common stock subscribed and to be issued	80,208	-
Proceeds from loans payable, net of repayment	-	136,778
Proceeds from notes payable	-	725,000
Net cash provided by financing activities from continuing operations	80,208	971,778
Net cash provided by financing activities from discontinued operations	-	-
Net cash provided by financing activities	80,208	971,778
Net increase / (decrease) in cash from continuing operations	(2,178,564)	311,388
Net increase in cash from discontinued operations	-	20,164
Cash at beginning of period	5,772,839	329,839
Cash at end of period	$3,594,275	$661,391
Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$125,065
Supplemental disclosure of non-cash investing and financing activities:
Common stock issued pursuant to vesting of restricted stock units	$848,500	$146,602

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of the Business

Cryomass Technologies Inc (“Cryomass Technologies” or the “Company”) owns and is developing the strategy to operate patented cryo-mechanical technology is for the separation of plant materials in the harvesting of hemp and cannabis, and potentially other high value crops such as hops. The system exploits CryoMass’s U.S.-patented process for the controlled application of liquid nitrogen to stabilize and separate the structural elements of gross plant material. The device currently under development is scaled for highway transportability and is being optimized for the low-cost collection of fully intact hemp and cannabis trichomes. The functional “beta” machine is expected to be fully field-tested during mid-2022, followed by commercial use of the equipment including revenue generation.

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

Under ASC 810, a reporting entity has a controlling financial interest in a VIE, and must consolidate that VIE, if the total equity investment at risk is not sufficient to permit the legal entity to finance its activities without additional subordinated financial support provided by any parties, including equity holders. Beginning July 15, 2019, the Company consolidated Critical Mass Industries LLC DBA Good Meds (“CMI” and/or “Good Meds”) as a VIE pursuant to certain intellectual property, administrative and consulting agreements in which the Company is deemed the primary beneficiary of CMI. Accordingly, the results of CMI have been included in the accompanying consolidated financial statements.

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

CMI Statement of Operations
	For the Three Months Ended March 31,
Description	2022	2021
Net sales	$-	$1,695,925
Cost of goods sold, inclusive of depreciation	-	1,118,735
Gross profit	$-	$577,190

Operating expenses
Personnel costs	-	154,460
Sales and marketing	-	226,347
General and administrative	-	28,988
Legal and professional fees	-	21,515
Total operating expenses	-	431,310
Gain from operations	$-	$145,880

Other income / (expense)
Interest expense	-	(29,264)
Total other income / (expense)	-	(29,264)
Net loss	-	116,616

As a result of new agreements entered with CMI on December 31, 2021, as further detailed in Note 1 above, we disposed of all CMI-related assets and extinguished any and all related obligations in exchange for a $3,600,000 promissory note due to us no later than December 31, 2023.

3. Going Concern Uncertainty, Financial Conditions and Management’s Plans

The Company believes it has sufficient cash available to fund its anticipated level of operations for at least the next twelve months. During the year ended 2021, the Company raised $10,548,535 in common stock and $4,900,000 in convertible notes which were all converted to common stock.

While management believes the Company has sufficient cash available to support an anticipated level of operations for at least the next twelve months, the continuation of our company as a going concern is dependent upon the continued financial support from its shareholders, the ability of our company to obtain necessary equity or debt financing to continue operations, the payment of our note receivable from CMI , and ultimately the attainment of profitable operations. For the three months ended March 31, 2022, our company used $1,631,300 of cash for operating activities, incurred a net loss of $2,152,305 and has an accumulated deficit of $30,741,142 since inception.

On March 11, 2020, the 2019 novel coronavirus (“COVID-19) was characterized as a “pandemic.”  The Company’s operations were impacted during the year in the United States. The impact of COVID-19 developments and uncertainty with respect to the economic effects of the pandemic has introduced significant volatility in the financial markets.

The Company assessed certain accounting matters that require consideration of forecasted financial information, including, but not limited to, the carrying value of the Company’s goodwill, intangible assets, and other long-lived assets, and valuation allowances in context with the information reasonably available to the Company and the unknown future impacts of COVID-19 as of March 31, 2022 and through the date of this report. The Company’s future assessment of the magnitude and duration of COVID-19, as well as other factors, could result in material impacts to the Consolidated Financial Statements in future reporting periods.

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

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash. Periodically, the Company maintains deposits in accredited financial institutions in excess of federally insured limits. The Company deposits its cash in financial institutions that it believes have high credit quality and has not experienced any losses on such accounts. Additionally, the company entered into a $3,600,000 loan receivable in conjunction with the disposal of discontinued operations at the end of 2021, which is backed by the assets of the discontinued operations, should the borrower default. Aside from these items, the Company does not believe it is exposed to any unusual credit risk.

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

Variable Interest Entities

The Company accounts for variable interest entities in accordance with FASB ASC Topic 810, Consolidation. Management evaluates the relationship between the Company and VIEs and the economic benefit flow of the contractual arrangement with the VIEs. Management determines if the Company is the primary beneficiary of a VIE through a qualitative analysis that identifies which variable interest holder has the controlling financial interest in the VIE. The variable interest holder who has both of the following has the controlling financial interest and is the primary beneficiary: (1) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and (2) the obligation to absorb losses of, or the right to receive benefits from, the VIE that could potentially be significant to the VIE. In performing our analysis, we consider all relevant facts and circumstances, including: the design and activities of the VIE, the terms of the contracts the VIE has entered into, the nature of the VIE’s variable interests issued and how they were negotiated with or marketed to potential investors, and which parties participated significantly in the design or redesign of the entity. As a result of such evaluation, management concluded that the Company was the primary beneficiary of CMI and consolidates the financial results of this entity. Effective December 31, 2021, the Company entered into an asset purchase agreement involving its VIE with Critical Mass Industries, Inc. and John Knapp, the sole shareholder of Critical Mass Industries, Inc., to divest its discontinued operations in cannabis cultivation, where the buyer assumes all assets and liabilities from the Company. Therefore, with regards to both criteria discussed above, the Company no longer has the power to direct activities, absorb losses, or receive benefits from the VIE and as such will no longer consolidate with CMI.

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

Inventory, net

Inventory, net is comprised of work-in-process and finished goods consisting of cannabis and cannabidiol products. Cost includes expenditures directly related to the manufacturing process as well as suitable portions of related production overheads, based on normal operating capacity. Inventory, net is stated at the lower of cost or net realizable value. The Company compares the cost of inventory with market value and writes down inventories to net realizable value, if lower. In evaluating whether inventories are stated at lower of cost or net realizable value, management considers such factors as inventories on hand, physical deterioration, obsolescence, changes in price levels, estimated time to sell such inventories and current market conditions. Due to changing market conditions, management will periodically conduct a thorough review of its inventory and record a provision for inventory losses if necessary. This is based on the Company’s best estimates of product sales prices and customer demand patterns. It is at least reasonably possible that the estimates used by the Company to determine its provision for inventory losses will be materially different from the actual amounts or results. These differences could result in materially higher than expected inventory provisions, which could have a materially adverse effect on the Company’s results of operations and financial conditions in the near term.

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

Discontinued Operations

For the three months ended March 31, 2021, Company’s revenue consisted of sales of cannabis and ancillary products to both retail consumers and wholesale customers. Revenue for retail customers was recognized upon completion of the transaction in the point of sale system and satisfaction of the sale by providing the corresponding inventory at the retail location. Revenue for wholesale customers was recognized upon acceptance of the physical goods and confirmation by acceptance of the inventory in the regulatory marijuana enforcement tracking reporting compliance (“METRC”) system. Revenue was recognized upon transfer of control of promised products to customers, generally as risk of loss passes, in an amount that reflected the consideration the Company expected to receive in exchange for those products. Taxes collected from customers, which was subsequently remitted to governmental authorities, were excluded from revenue.

Retail customer loyalty liabilities were recognized in the period in which they were incurred and were often be retired without being utilized. Shipping and handling costs were expensed as incurred and are included in cost of sales.

The Company operated in a highly regulated environment in which state regulatory approval was required prior to the customer being able to purchase the product, either through the Colorado Marijuana Enforcement Division for wholesale clients or the Colorado Department of Public Health and Environment for medical patients.

Expenses

Operating Expenses

Operating expenses encompass personnel costs, sales and marketing expenses, research and development expenses, general and administrative expenses, professional and legal fees and depreciation and amortization related to the property and equipment and intangibles acquired through the acquisition of CMI and Cryocann. Personnel costs consist primarily of consulting expense and administrative salaries and wages. Sales and marketing expenses consist primarily of advertising and marketing, and salaries related to sales and marketing employees. General and administrative expenses are comprised of travel expenses, accounting expenses, and board fees. Professional services are principally comprised of outside legal and professional fees.

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

Management concluded that there were no events indicative of goodwill impairment during the three months ended March 31, 2022.

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

Management concluded that there were no events indicative of identifiable intangible asset impairment during the three months ended March 31, 2022.

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

The carrying values reported in the consolidated balance sheets for cash, prepaid expenses, inventories, accounts payable, and notes payable approximate fair values because of the immediate or short-term maturities of these financial instruments. There were no other assets or liabilities that require fair value to be recalculated on a recurring basis.

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

Given that our convertible notes and common stock that were issued with warrants are both not subject to subsequent fair value accounting treatment, Management determined the relative fair value method shall be used for allocating the proceeds of the transaction. Under the relative fair value method, the instrument being analyzed is allocated a portion of the proceeds based on its fair value to the sum of the fair value of all the instruments covered int the allocation. Management additionally evaluates the facts and circumstances to determine whether the principal balance of convertible notes approximate their fair value, which we have concluded for all convertible notes issued.

Net Loss per Share

The Company follows ASC 260, Earnings Per Share, which requires presentation of basic and diluted earnings per share (“EPS”) on the face of the income statement for all entities with complex capital structures. Net earnings or loss per share is computed by dividing net income or loss by the weighted-average number of common shares outstanding during the period, excluding shares subject to redemption or forfeiture. The Company presents basic and diluted net earnings or loss per share. Diluted net earnings or loss per share reflect the actual weighted average of common shares issued and outstanding during the period, adjusted for potentially dilutive securities outstanding. Potentially dilutive securities are excluded from the computation of the diluted net loss per share if their inclusion would be anti-dilutive. There were 1,933,982 unvested RSU’s considered potentially dilutive securities outstanding as of March 31, 2022 and 2,050,000 unvested RSU’s considered potentially dilutive securities outstanding as of March 31, 2021. Diluted net loss per share is the same as basic net loss per share for each period.

Recent Accounting Pronouncements

In August 2020, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging— Contracts in Entity’s Own Equity (Subtopic 815-40). ASU 2020-06 reduces the number of accounting models for convertible debt instruments and convertible preferred stock. The accounting model for beneficial conversion features is removed. The ASU is effective for smaller reporting companies for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company determined that this update will impact its financial statements.

5. Revenue Recognition

Disaggregated Revenue

The following amounts relate to discontinued operations from our CMI VIE disposed of on December 31, 2021.

	For the Three Months Ended March 31,
	2022	2021
Types of Revenues:
Medical retail	$-	$1,130,504
Medical wholesale	-	556,310
Recreational wholesale	-	9,010
Total revenues	$-	$1,130,504

6. Business Combination

On June 22, 2021, the Company entered into an Asset Purchase Agreement with Cryocann USA Corp, a California corporation (“Cryocann”), pursuant to which Company acquired substantially all the assets of Cryocann (the “Cryocann Acquisition”). The aggregate purchase price was $3,500,000 million in cash and 10,000,000 shares of Company common stock and a promissory note was issued for $1,252,316 payable by Company to Cryocann on October 15, 2021, which represents the remaining Purchase Price of $2,500,000 minus the amount owed by Cryocann under a Loan Agreement dated April 23, 2021 by and between Cryocann and the Company.

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

As if the acquisition occurred on January 1, 2021, as reported in our pro forma basis, our net loss would have been $2,025,847 and our net loss per common share would have been $0.02 for the three months ended March 31, 2021. Our net sales would have remained unchanged during the period. These pro forma results are not necessarily indicative of the results that actually would have occurred if the acquisition had occurred on the first day of the periods presented, nor does the pro forma financial information purport to represent the results of operations for future periods.

7. Discontinued Operations

In June 2020, the Company’s board of directors adopted a plan to exit the cultivation, manufacturing of infused products and retail distribution businesses through the sale of CMI. The Company determined that the intended sale represented a strategic shift that will have a major effect on the Company’s operations and financial results.

The consolidated statements of operations include the following operating results related to these CMI discontinued operations:

	Three Months Ended March 31,
	2022	2021

Net sales	$-	$1,695,925
Cost of goods sold, inclusive of depreciation	-	1,118,735
Gross profit	-	577,190

Operating expenses:
Personnel costs	-	154,460
Sales and marketing	-	226,347
General and administrative	-	28,988
Legal and professional fees	-	21,515
Total operating expenses	-	431,310
Gain / (loss) from operations	-	145,880

Other income (expenses):
Interest expense	-	(29,264)
Total other expenses	-	(29,264)
Net gain / (loss) from discontinued operations, before taxes	-	116,616
Income taxes	-	-
Net gain / (loss) from discontinued operations	$-	$116,616

8. Property and Equipment, Net

Property and equipment, net consisted of the following.

	March 31, 2022	December 31, 2021
Leasehold improvements	$-	$-
Machinery and equipment	233,641	225,000
Furniture and fixtures	-	-
Construction in progress	-	-
	233,641	225,000
Less: Accumulated depreciation	-	-
	$233,641	$225,000

As of March 31, 2022, our machinery and equipment was not capable of producing a unit of product that is saleable. Depreciation expense will be recognized once our machinery and equipment is ready for its intended use.

9. Goodwill and Intangible Assets

The carrying value of goodwill was $1,190,000 as of March 31, 2022 and December 31, 2021.

The following tables summarize information relating to the Company’s identifiable intangible assets as of March 31, 2022 and December 31, 2021:

	March 31, 2022
	Estimated Useful Life (Years)	Gross Amount	Accumulated Amortization	Carrying Value
Amortized
Patent	10 years	$873,263	$(65,495)	$807,768
Indefinite-lived
In-process research and development	Indefinite	3,209,000	-	3,209,000
Total identifiable intangible assets		$4,082,263	$(65,495)	$4,016,768

	December 31, 2021
	Estimated Useful Life (Years)	Gross Amount	Accumulated Amortization	Carrying Value
Amortized
Patent	10 years	$873,263	$(43,663)	$829,600
Indefinite-lived
In-process research and development	Indefinite	3,209,000	-	3,209,000
Total identifiable intangible assets		$4,082,263	$(43,663)	$4,038,600

Amortization expense was $21,832 and $0 for the three months ended March 31, 2022 and 2021, respectively.

10. Loans Receivable

As a result of new agreements entered with CMI on December 31, 2021, as further detailed in Note 1 above, we received a $3,600,000 promissory note due to us no later than December 31, 2023. In consideration of the loan receivable, we conveyed to CMI, any and all manufacturing, grow equipment, retail-related assets and other assets Seller owns in the state of Colorado and are currently used by CMI subsidiaries in the course of business, including client lists and appertaining intellectual property, and no other Buyer or Parent assets, as well as all liabilities related to these assets. During the quarter, the Company issued an additional $620,000 in loans to CMI.

11. Debt

On July 27, 2020, the Company entered into a subscription agreement consisting of 1) a convertible note and 2) warrants. The 1) convertible note has a face value of $250,000, matures August 1, 2022, and accrues interest at 8% per annum. The note is convertible into 2,500,000 shares of the Company’s common stock at a conversion price of $0.10 per share. The beneficial conversion feature is accounted for in accordance with ASC 470-20 Debt with Conversion and Other Options and the resulting debt discount is amortized over the life of the note. As of March 31, 2022, the net carrying amount is $208,333, which consists of the $250,000 convertible note and $41,667 unamortized debt discount. As of December 31, 2021, the net carrying amount is $177,083, which consists of the $250,000 convertible note and $72,917 unamortized debt discount. The 2) warrants are exercisable to purchase an additional 2,500,000 shares of common stock at $0.25 per share.

On August 26, 2020, the Company entered into a $600,000 loan agreement, which accrues interest at 84% per annum. On January 25, 2021, the Company refinanced this loan at 93.6%, to obtain additional funding. The loan was fully repaid on April 27, 2021.

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

All notes were converted during the fourth quarter of 2021.

On August 20, 2021, the Company entered into a $300,000 loan agreement, which accrued interest at 91.23% per annum. Payment is due on a weekly basis up to the maturity date of May 27, 2021. The loan was fully repaid on October 19, 2021.

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

On November 15, 2021, the Company issued 250,000 common shares and warrants, respectively, to Christian Noel in exchange for $50,000. In addition, the Company issued 760,000 common shares and warrants, respectively, to Trichome Capital Inc. in exchange for $152,000. Christian Noel has voting and investment control of Trichome Capital Inc.

13. Shareholders’ Equity

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

From January to March 2022, the Company issued 458,334 shares of common stock in exchange for services, 550,000 shares of common stock for 2021 management performance bonuses, 185,529 shares of common stock for director compensation, and 1,000,000 shares of common stock for 2020 RSU grants vesting in January 2022.

Restricted Stock Unit Awards

The Company adopted its 2019 Omnibus Stock Incentive Plan (the “2019 Plan”), which provides for the issuance of stock options, stock grants and RSUs to employees, directors and consultants. The primary purpose of the 2019 Plan is to enhance the ability to attract, motivate, and retain the services of qualified employees, officers and directors. Any RSUs granted under the 2019 Plan will be at the discretion of the Compensation Committee of the Board of Directors. On January 10, 2022, the shareholders approved the 2022 Stock Incentive Plan which then replaced the 2019 Plan.

A summary of the Company’s RSU award activity for the three months ended March 31, 2022 is as follows:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2021	2,200,003	$0.45
Granted	1,469,511	0.27
Vested	(1,735,529)	0.49
Forfeited	-	-
Outstanding at March 31, 2022	1,933,982	$0.27

The total fair value of RSUs vested during the three months ending March 31, 2022 and 2021 was $848,600 and $146,602, respectively. As of March 31, 2022 and 2021, there was $187,761 and $472,087, respectively, of unrecognized stock-based compensation cost related to non-vested RSU’s, which is expected to be recognized over the remaining vesting period.

Stock-based compensation expense relating to RSU’s was $140,815 and $250,817 for the three months ending March 31, 2022 and 2021, respectively. Stock-based compensation for the three months ending March 31, 2022 consisted of equity awards forfeited, granted and vested to employees, directors and consultants of the Company in the amount of $27,179, $108,771, and $4,866, respectively. Expenses for stock-based compensation are included on the accompanying consolidated statements of operations in general and administrative expense.

Stock Option Awards

A summary of the Company’s stock option activity for the three months ended March 31, 2022 is as follows:

	Stock Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2021	8,500,000	$0.18	9.2	$1,579,108
Granted and vested	-	-	-	-
Forfeited	-	-	-	-
Outstanding at March 31, 2022	8,500,000	$0.18	9.0	$1,579,108

During the three months ended March 31, 2022 and 2021, the Company did not issue any stock options.

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

14. Income Taxes

In accordance with ASC 740-270, the Company calculates the interim tax expense based on an annual effective tax rate (“AETR”). The AETR represents the Company’s estimated effective tax rate for the year based on full year projection of tax expense, divided by the projection of full year pretax book loss, adjusted for discrete transactions occurring during the period. The annual effective tax rate for the three months ended March 31, 2022 was 0.0%,

As of March 31, 2022, the Company has recorded no income tax liability.

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

There are no other leases that meet the reporting standards of ASU Topic 842 as the Company does not have any other leases with a term exceeding twelve months. Other lease payments not accounted for under ASU Topic 842 total $0 and $14,392 for the three months ended March 31, 2022 and 2021, respectively.

An ROU asset of $1,411,461 was recognized upon the CMI Transaction. The right of use assets and lease liabilities assumed from the CMI transaction were disposed of as part of the disposal of our discontinued operations, which is described in further detail above.

The present value of the liabilities decreased by $0 and $132,230 for the three months ended March 31, 2022 and 2021, respectively. This balance is included in the operating section of the statement of cash flows for three months ended March 31, 2022 and 2021. Operating lease cost was approximately $0 and $159,5254 for the three months ended March 31, 2022 and 2021, respectively.

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

16. Subsequent Events

Subsequent to March 31, 2022, the Company issued 1,091,667 shares of common stock. 291,667 shares were issued at $0.35 per share in exchange for services, 800,000 shares were issued to three directors and one executive officer at $0.28 per share, and 200,000 shares were issued to an executive officer at $0.25 per share.

Subsequent to March 31, 2022, the Company purchased property and equipment associated with testing of our processing equipment for a total value of $115,945.

On April 5, 2022, the Company granted 500,000 shares for director services. The shares will vest on January 1, 2023.

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

Unless expressly indicated or the context requires otherwise, the terms “Cryomass Technologies,” the “Company,” “we,” “us,” and “our” refer to Cryomass Technologies Inc.., a Nevada corporation, and, where appropriate, its wholly owned subsidiaries.

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

In November 2021, we retained a second engineering and manufacturing firm to independently develop a separate machine design that applies our patented process. This work is now complete.

The first functional “beta” machine is expected to be fully field-tested during mid-2022. In the same time-frame, we expect to commission the build of the first production-run system and to deploy both machines in commercial scale operations by the end of the third quarter, 2022, including revenue generation.

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

On November 17th we announced the completion of a $10.3 million equity financing. The financing and the earlier conversion of substantially all the company’s debt into common stock left the Company with a strong balance sheet and adequate resources for our planned business development during the coming twelve months. In connection with the financing, 1,010,000 shares and 760,000 shares of CryoMass Technologies common stock were purchased by CEO Christian Noël and Chairman of the Board Delon Human, respectively, either individually or through entities controlled by them.

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

To develop and commercialize the technology, we contracted with an independent engineering and manufacturing firm to refine the design of our cryo-mechanical system for the handling of harvested hemp, cannabis and other high-value plants. The system exploits CryoMass’s U.S.-patented process for the controlled application of liquid nitrogen to stabilize and separate the structural elements of gross plant material. The device currently under development is scaled for highway transportability and is being optimized for the low-cost collection of fully intact hemp and cannabis trichomes. It can be used within minutes after plants have been cut and can also efficiently capture trichomes from fresh frozen or even dried plant parts, including trim. The device’s through-put capacity is expected to be approximately hundreds of kilograms of gross plant material per hour. The advanced design for the equipment has been completed, and testing of a prototype machine is currently underway. The engineering and manufacturing firm has indicated that it has the capacity to build 10 to 15 such devices per month.

The first functional “beta” machine is expected to be fully field-tested during mid-2022. In the same time-frame, we expect to commission the build of the first production-run system and to deploy both machines in commercial scale operations by the end of the third quarter, 2022, including revenue generation.

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

Results of Operations for the Three Months Ended March 31, 2022 and 2021

Our operating results for the three months ended March 31, 2022 and 2021 are summarized as follows:

	For the Three Months Ended March 31,		Change
	2022	2021	Dollars	Percentage
Net sales	$-	$-	$-	0%
Cost of goods sold, inclusive of depreciation	-	-	-	0%
Gross profit	-	-	-	0%
Total operating expenses	2,127,790	995,704	1,131,820	114%
Loss from operations	(2,127,790)	(995,704)	(1,131,820)	114%
Total other expenses	(24,515)	(167,839)	141,862	-85%
Net loss from continuing operations, before taxes	(2,152,305)	(1,163,543)	(989,958)	85%
Income taxes	-	-	-	0%
Net loss from continuing operations	$(2,152,305)	$(1,163,543)	$(989,958)	85%
Net income / (loss) from disc. operations, net of tax	$-	$116,616	$(116,616)	-100%
Net loss	$(2,152,305)	$(1,046,927)	$1,106,574	106%

Our operating results for the three months ended March 31, 2022 and 2021, relating to our variable interest entity, CMI, are classified as discontinued operations above and summarized as follows:

	For the Three Months Ended March 31,		Change
	2022	2021	Dollars	Percentage
Net sales	$-	$1,695,925	$(1,695,925)	-100%
Cost of goods sold, inclusive of depreciation	-	1,118,735	(1,118,735)	-100%
Gross profit	-	577,190	(577,190)	-100%
Total operating expenses	-	431,310	(431,310)	-100%
Gain from operations	-	145,880	(145,880)	-100%
Total other expenses	-	(29,264)	(29,264)	-100%
Net income, before taxes	-	116,616	(116,616)	-100%
Income taxes	-	-	-	-100%
Net income	$-	$116,616	$(116,616)	-100%

Net Sales and Cost of Goods Sold

There were no net sales related to continuing operations for the three months ended March 31, 2022 and 2021. There were no net sales related to CMI for the three months ended March 31, 2022. CMI net sales were $1,695,925 for the three months ended March 31, 2021, of which $1,130,504 was related to medical retail, $556,310 was related to medical wholesale, $9,010 was related to recreational wholesale, and $101 was related to other revenues. In the fourth quarter of 2020, CMI decided to stop growing recreational product in order to create additional space to grow more medical product. This change resulted in decreased revenue from recreational wholesale and increased revenue in both medical retail and medical wholesale. The overall decrease in CMI net sales for the three months ended March 31, 2022 compared to the three months ended March 31, 2021 was $1,695,925, or 100%, which is attributable to the Company’s disposal of its discontinued operations as of December 31, 2021.

There were no cost of goods sold related to continuing operations for the three months ended March 31, 2022 and 2021. CMI’s cost of goods sold were $0 and $1,118,735 for the three months ended March 31, 2022 and 2021, respectively, representing a decrease of $1,118,735 or 100%. This decrease is attributable to the Company’s disposal of its discontinued operations as of December 31, 2021.

Operating Expenses

Operating expenses encompass personnel costs, research and development, general and administrative expenses, and legal and professional fees. Total operating expenses were $2,127,790 for the three months ended March 31, 2022 as compared to $995,704 for the three months ended March 31, 2021. The decrease of $1,132,086, or 114%, was primarily attributable to the following changes in operating expenses of:

●	Legal and professional fees - $1,232,737 increase

●	General and administrative - $101,121 decrease

The increase of $1,232,471, or 547%, in legal and professional fees is primarily due to the fact that the Company incurred significant costs related to investor relations market awareness activities during the three months ending March 31, 2022. The decrease of $101,121, or 26%, in general and administrative expenses is primarily due to the fact that the Company incurred additional stock-based compensation expense during the three months ending March 31, 2021 related to Chris Hansen’s separation agreement and accelerated vesting of RSU’s

CMI operating expenses encompass personnel costs, sales and marketing, general and administrative, legal and professional fees, and amortization expense. Total operating expenses for CMI were $0 and $431,310 for the three months ending March 31, 2022 and 2021, respectively, representing a decrease of $431,310 or 100%.

Other Expense

Other expense for the three months ending March 31, 2022 consisted of $36,023 interest expense - net and $11,508 gain on foreign exchange. Other expense for the three months ending March 31, 2021 consisted of $202,609 interest expense and $34,770 gain on foreign exchange. The decrease in interest expense was a result of the Company paying off a significant amount of its debt throughout 2021. The gain on foreign exchange relates to a payable agreement with Cryomass LLC’s supplier.

CMI had no other expense for the three months ending March 31, 2022. CMI’s other expense during the three months ending March 31, 2021 consisted of $29,264 interest expense, which primarily relates to the related party note. This decrease is attributable to the Company’s disposal of its discontinued operations as of December 31, 2021.

Net Loss

For the foregoing reasons, we had a net loss of $2,152,305 for the three months ending March 31, 2022, or $0.01 net loss per common share – basic and diluted, compared to a net loss of $1,046,927 for the three months ending March 31, 2021, or $0.01 net loss per common share – basic and diluted.

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

As of March 31, 2022, the Company had working capital of $2,302,548 and cash balance of $3,594,275. The Company estimates that it needs approximately $3,000,000 to cover overhead costs plus an additional $500,000-$2,000,000 to support the capital expenditures and operations and growth of the assets acquired from CryoCann USA Corp, over the next twelve months. Management believes it has sufficient cash available, based on proceeds from two private placements completed during the previous year to support the anticipated level of operations for the foreseeable future.

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

Capital Resources

The following table summarizes total current assets, liabilities and working capital for the periods indicated:

	March 31, 2022	December 31, 2021
Current assets	$3,667,453	$6,530,222
Current liabilities	1,364,905	1,882,419
Working capital	$2,302,548	$4,647,803

As of March 31, 2022 and December 31, 2021, we had a cash balance of $3,594,275 and $5,772,839, respectively.

Summary of Cash Flows

	For the Three Months Ended March 31,
	2022	2021
Net cash used in operating activities	$(1,631,300)	$(466,223)
Net cash used in investing activities	$(627,472)	$(174,003)
Net cash provided by financing activities	$80,208	$971,778

Net used in operating activities

Net cash used in operating activities was $1,631,300 during the three months ended March 31, 2022. This included a net loss of $2,152,305, a non-cash charge related to amortization of debt discount of $31,250, a non-cash charge related to depreciation and amortization expense of 21,832, a non-cash charge related to fair value of common stock issued pursuant to service and advisory agreements, and a non-cash charge related to stock-based compensation of $140,815. This was partially offset by net changes in accounts receivable, prepaid expenses, inventory, and accounts payable and accrued expenses of $166,425.

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

Net cash used in investing activities

Net cash used in investing activities was $627,472 during the three months ended March 31, 2022, due to the issuance of loans receivable and purchase of property and equipment.

Net cash used in investing activities was $174,003 during the three months ended March 31, 2021, due to the purchase of property and equipment for discontinued operations.

Net cash provided by financing activities

Net cash provided by financing activities for the three months ended March 31, 2022 was $80,208, due to common stock subscribed and to be issued.

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

Retail customer loyalty liabilities are recognized in the period in which they are incurred and will often be retired without being utilized. Shipping and handling costs are expensed as incurred and are included in cost of sales, which were not material for the three months ended March 31, 2022 and 2021.

The Company operates in a highly regulated environment in which state regulatory approval is required prior to the customer being able to purchase the product, either through the Colorado Marijuana Enforcement Division for wholesale clients or the Colorado Department of Public Health and Environment for medical patients.

Inventory, net

Inventory, net is comprised of work-in-process and finished goods consisting of cannabis and cannabidiol products. Cost includes expenditures directly related to the manufacturing process as well as suitable portions of related production overheads, based on normal operating capacity. Inventory, net is stated at the lower of cost or net realizable value. The Company compares the cost of inventory with market value and writes down inventories to net realizable value, if lower. In evaluating whether inventories are stated at lower of cost or net realizable value, management considers such factors as inventories on hand, physical deterioration, obsolescence, changes in price levels, estimated time to sell such inventories and current market conditions. Due to changing market conditions, management will periodically conduct a thorough review of its inventory and record a provision for inventory losses if necessary. This is based on the Company’s best estimates of product sales prices and customer demand patterns. It is at least reasonably possible that the estimates used by the Company to determine its provision for inventory losses will be materially different from the actual amounts or results. These differences could result in materially higher than expected inventory provisions, which could have a materially adverse effect on the Company’s results of operations and financial conditions in the near term.

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

Income Taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has adopted ASC 740, Income Taxes as of its inception. ASC 740 prescribes the procedures for recognition and measurement of tax positions taken or expected to be taken in income tax returns. Pursuant to ASC 740 the Company is required to compute tax asset benefits for net operating losses carried forward. The potential benefits of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years. As of March 31, 2022 and 2021, the Company does not have an accrual relating to uncertain tax positions. It is not anticipated that unrecognized tax benefits would significantly increase or decrease within 12 months of the reporting date.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable for a smaller reporting company.

Item 4. Controls and Procedures

Management’s Evaluation of Disclosure Controls and Procedures

We have carried out an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), to allow timely decisions regarding required disclosures. Based upon that evaluation, our Company’s CEO and CFO concluded that our Company’s disclosure controls and procedures were not effective as of March 31, 2022.

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

Management’s Report on Internal Control Over Financial Reporting

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2022, the end of the annual period covered by this report and according to the criteria established in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

Based on that evaluation, management has concluded that the Company did not maintain effective internal control over financial reporting as of the quarter ended March 31, 2022 due to the existence of significant deficiency in the internal control over financial reporting described below.

A significant deficiency is a deficiency, or a combination of deficiencies, in internal controls over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Management has determined that we did not maintain effective internal controls over financial reporting as of the quarter ended March 31, 2022 due to the existence of the following material weaknesses identified by management:

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

Management’s Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer (who is also the Company’s principal executive officer), and our chief financial officer (who is also the Company’s principal financial and accounting officer) to allow for timely decisions regarding required disclosure. Thus, in accordance with Rules 13a-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures as of March 31, 2022, which is the end of the period covered by this Form 10-Q. Based on the evaluation of these disclosure controls and procedures, and in light of the significant deficiency found in our internal controls over financial reporting, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective. The ineffectiveness of our disclosure controls and procedures was due to a significant deficiency identified in our internal control over financial reporting.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2022. We have not been able to remediate the significant deficiency described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 and 2020. Our remediation efforts will continue to be implemented throughout our 2022 fiscal year. We believe that the controls that we will be implementing will improve the effectiveness of our internal control over financial reporting. As we continue to evaluate and work to improve our internal control over financial reporting, we may determine to take additional measures to address the significant deficiency or determine to supplement or modify certain of the remediation measures described above.

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

Item 1A. Risk Factors

In addition to the other information set forth in this Report, you should carefully consider the factors discussed in Item 1A, “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 and subsequent quarterly reports on Form 10-Q, which could materially affect our business, financial condition or future results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description
31.1*	Section 302 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer.
31.2*	Section 302 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer and Principal Accounting Officer.
32.1*	Section 906 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer.
32.2*	Section 906 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer and Principal Accounting Officer.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CRYOMASS TECHNOLOGIES INC.
(Registrant)

Dated: May 12, 2022

/s/ Christian Noel
Christian Noel
Chief Executive Officer and Director
(Principal Executive Officer)

Dated: May 12, 2022

/s/ Philip Mullin
Philip Mullin
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)