Form 10-Q
period 2022-06-30
Cryomass Technologies, Inc.
filed 2022-08-11
CIK 1533030

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended June 30, 2022

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
1934

Commission file number: 000-56155

CRYOMASS TECHNOLOGIES INC.

(Exact name of registrant as specified in its charter)

Nevada	82-5051728
(State of incorporation)	(IRS Employer Identification No.)

1001 Bannock Street, Suite 612, Denver, CO	80204
(Address of principal executive offices)	(Zip Code)

303 - 416-7208

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

As of August 8, 2022, the registrant had 201,478,332 shares of its common stock, par value $0.001 per share, outstanding.

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

[TABLE OF CONTENTS]

i

CRYOMASS TECHNOLOGIES INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 30, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$2,188,032	$5,772,839
Prepaid expenses	66,841	757,383
Total current assets	2,254,873	6,530,222

Loan receivable	4,218,831	3,600,000
Property and equipment, net	349,586	225,000
Intangible assets, net	4,014,261	4,038,600
Goodwill	1,190,000	1,190,000
Total assets	$12,027,551	$15,583,822

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$1,089,059	$1,882,419
Total current liabilities	1,089,059	1,882,419
Notes payable	239,583	177,083
Total liabilities	1,328,642	2,059,502

Commitments and contingencies (Note 15)

Shareholders’ equity:
Preferred stock, $0.001 par value, 100,000 shares authorized, no shares issued and outstanding respectively	-	-
Common stock, $0.001 par value, 500,000,000 shares authorized, 201,051,665 and 196,949,801 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	201,053	196,950
Additional paid-in capital	42,589,208	41,916,207
Common stock to be issued	80,208	-
Accumulated deficit	(32,171,560)	(28,588,837)
Total shareholders’ equity	10,698,909	13,524,320
Total liabilities and shareholders’ equity	$12,027,551	$15,583,822

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CRYOMASS TECHNOLOGIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
		As restated, see Note 3		As restated, see Note 3
Net sales	$-	$-	$-	$-
Cost of goods sold	-	-	-	-
Gross profit	-	-	-	-

Operating expenses:
Personnel costs	466,422	426,082	801,652	799,796
General and administrative	238,432	1,979,337	533,781	2,375,807
Legal and professional fees	688,194	232,026	2,146,451	457,546
Amortization expense	21,831	-	43,663	-
Research and development	1,365	-	18,487	-
Total operating expenses	1,416,244	2,637,445	3,544,034	3,633,149
Loss from operations	(1,416,244)	(2,637,445)	(3,544,034)	(3,633,149)

Other income (expenses):
Interest expense – net	(35,235)	(359,648)	(71,258)	(562,257)
Gain / (loss) on foreign exchange	21,061	(11,232)	32,569	23,538
Total other expenses	(14,174)	(370,880)	(38,689)	(538,719)
Net loss from continuing operations, before taxes	(1,430,418)	(3,008,325)	(3,582,723)	(4,171,868)
Income taxes	-	-	-	-
Net loss from continuing operations	(1,430,418)	(3,008,325)	(3,582,723)	(4,171,868)
Net gain / (loss) from discontinued operations, net of tax	-	238,686	-	355,302
Net loss	$(1,430,418)	$(2,769,639)	$(3,582,723)	$(3,816,566)

Comprehensive loss from discontinued operations	-	-	-	-
Comprehensive loss	$(1,430,418)	$(2,769,639)	$(3,582,723)	$(3,816,566)

Net loss per common share:
Loss from continuing operations – basic and diluted	$(0.01)	$(0.03)	$(0.02)	$(0.04)

Gain / (loss) from discontinued operations – basic and diluted	$0.00	$(0.00)	$0.00	$(0.00)

Loss per common share – basic and diluted	$(0.01)	$(0.02)	$(0.02)	$(0.04)

Weighted average common shares outstanding—basic and diluted	200,596,549	106,008,685	200,164,004	102,176,247

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CRYOMASS TECHNOLOGIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(UNAUDITED)

	Common Stock		Additional Paid-In	Common Stock to	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Be Issued	Deficit	Equity
Balance at December 31, 2020	97,005,817	$97,006	$19,138,947	$98,535	$(15,729,194)	$3,605,294

Share issuance	1,491,819	1,492	207,043	(98,535)	-	110,000

Stock-based compensation	-	-	250,817	-	-	250,817

Net loss	-	-	-	-	(1,046,927)	(1,046,927)

Balance at March 31, 2021	98,497,636	$98,498	$19,596,807	$-	$(16,776,121)	$2,919,184

Share issuance	201,586	202	-	-	-	202

Share issuance related to Cryocann asset purchase	10,000,000	10,000	1,794,500	-	-	1,804,500

Share issuance pursuant to employment agreements	6,701,586	6,701	894,000	-	-	900,701

Share issuance in exchange for extinguishment of debt	2,500,000	2,500	505,902	-	-	508,402

Share issuance in exchange for services	633,125	633	56,867	-	-	57,500

Stock-based compensation	-	-	190,026	-	-	190,026

Stock options issued	-	-	710,202	-	-	710,202

Beneficial Conversion Feature of Note Payable	-	-	391,958	-	-	391,958

Warrants issued in conjunction with Convertible Notes Payable	-	-	888,371	-	-	888,371

Net loss	-	-	-	-	(2,769,639)	(2,769,239)

Balance at June 30, 2021 (As restated, see Note 3)	118,533,933	$118,534	$25,028,633	$-	$(19,545,760)	$5,601,407

	Common Stock		Additional Paid-In	Common Stock to	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Be Issued	Deficit	Equity
Balance at December 31, 2021	196,949,801	$196,950	$41,916,207	$-	$(28,588,837)	$13,524,320

Share issuance in exchange for services	458,334	458	159,959	80,208	-	240,625

Stock-based compensation	1,735,529	1,736	139,079	-	-	140,815

Net loss	-	-	-	-	(2,152,305)	(2,152,305)

Balance at March 31, 2022	199,143,664	$199,144	$42,215,245	$80,208	$(30,741,142)	$11,753,455

Shares issued from warrants exercised	220,500	221	65,930	-	-	66,151

Share issuance in exchange for services	687,501	688	239,938	-	-	240,626

Stock-based compensation	1,000,000	1,000	68,095	-	-	69,095

Net loss	-	-	-	-	(1,430,418)	(1,430,418)

Balance at June 30, 2022	201,051,665	$201,053	$42,589,208	$80,208	$(32,171,560)	$10,698,909

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CRYOMASS TECHNOLOGIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended June 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:		As restated, see Note 3
Net loss	$(3,582,723)	$(4,171,868)
Adjustments to reconcile net loss to net cash used in operating activities from continuing operations:
Amortization of debt discount	62,500	251,282
Depreciation and amortization expense	43,663	-
Stock-based compensation expense	209,910	2,074,547
Share issuances in exchange for services	401,044	27,200
Change in operating assets and liabilities:
Prepaid expenses	690,542	40,475
Accounts payable and accrued expenses	(793,360)	182,574
Net cash used in operating activities from continuing operations	(2,968,424)	(1,595,790)
Net cash used in operating activities from disc ops	-	(452,828)
Net cash used in operating activities	(2,968,424)	(2,048,618)
CASH FLOWS FROM INVESTING ACTIVITIES:
Cash payment for Cryocann asset purchase	-	(1,000,000)
Payoff of CryoCann loan agreement at closing	-	(1,247,684)
Issuance of loans receivable	(618,831)	-
Purchase of property and equipment	(124,586)	-
Purchase of intangible assets	(19,325)	-
Net cash used in investing activities from continuing operations	(762,742)	(2,247,684)
Net cash used in investing activities from discontinued operations	-	(224,003)
Net cash used in investing activities	(762,742)	(2,471,687)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	66,151	120,000
Proceeds from common stock subscribed and to be issued	80,208	-
Repayment of loans payable, current	-	(412,359)
Proceeds from notes payable	-	4,690,000
Related party note disbursement	-	(281,771)
Net cash provided by financing activities from continuing operations	146,359	4,115,870
Net cash provided by financing activities from discontinued operations	-	505,902
Net cash provided by financing activities	146,359	4,621,772
Net increase / (decrease) in cash from continuing operations	(3,584,807)	272,396
Net increase / (decrease) in cash from discontinued operations	-	(170,929)
Cash at beginning of period	5,772,839	329,839
Cash at end of period	$2,188,032	$431,306
Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$171,604
Supplemental disclosure of non-cash investing and financing activities:
Common stock issued pursuant to vesting of restricted stock units	$290,000	$2,940,603

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of the Business

Cryomass Technologies Inc (“Cryomass Technologies” or the “Company”) designs, manufactures and is developing the strategy to commercialize patented cryo-mechanical systems for the harvesting and refinement of hemp, cannabis, and potentially other high value crops such as hops. The system exploits CryoMass’s U.S.-patented process for the controlled application of liquid nitrogen to stabilize and separate the structural elements of gross plant material. The device currently under development can be operated at a cultivation site or be installed at a processing facility and is being optimized for the collection of fully intact hemp and cannabis trichomes. The first functional “beta” machine has been through a first phase of testing field-. The first commercial unit is expected to be delivered to an operating partner’s facility by the end of the third quarter 2022.

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

Under ASC 810, a reporting entity has a controlling financial interest in a VIE, and must consolidate that VIE, if the total equity investment at risk is not sufficient to permit the legal entity to finance its activities without additional subordinated financial support provided by any parties, including equity holders. Beginning July 15, 2019, the Company consolidated Critical Mass Industries LLC DBA Good Meds (“CMI” and/or “Good Meds”) as a VIE pursuant to certain intellectual property, administrative and consulting agreements in which the Company is deemed the primary beneficiary of CMI. Accordingly, the results of CMI were included in the accompanying condensed consolidated financial statements.

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

CMI Statement of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Income Statement
Net sales	$-	$1,617,647	$-	$3,313,572
Cost of goods sold, inclusive of depreciation	-	1,006,958	-	2,125,693
Gross profit	-	610,689	-	1,187,879

Operating expenses:
Personnel costs	-	109,637	-	264,097
General and administrative	-	233,077	-	488,412
Legal and professional fees	-	8,750	-	30,265
Amortization expense	-	-	-	-
Total operating expenses	-	351,464	-	782,774
Gain / (loss) from operations	-	259,225	-	405,105

Other income (expenses):
Interest expense	-	(20,539)	-	(49,803)
Loss on foreign exchange	-	-	-	-
Total other expenses	-	(20,539)	-	(49,803)
Net gain from discontinued operations, before taxes	-	238,686	-	355,302
Income taxes	-	-	-	-
Net gain from discontinued operations	$-	$238,686	$-	$355,302

As a result of new agreements entered with CMI on December 31, 2021, we disposed of all CMI-related assets and extinguished any and all related obligations in exchange for a $3,600,000 promissory note due to us no later than December 31, 2023.

3. Restatement

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

CRYOMASS TECHNOLOGIES INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended June 30, 2021
	Previously Reported	Adjustments	Revised

Other income (expenses):
Interest expense	(170,866)	(188,782)	(359,648)
Gain on foreign exchange	(11,232)	-	(11,232)
Total other expenses	(182,098)	(188,782)	(370,880)
Net loss from continuing operations, before taxes	(2,819,543)	(188,782)	(3,008,325)
Income taxes	-	-	-
Net loss from continuing operations	(2,819,543)	(188,782)	(3,008,325)
Net loss from discontinued operations, net of tax	238,686	-	238,686
Net loss	$(2,580,857)	$(188,782)	$(2,769,639)

Comprehensive loss from discontinued operations	-	-	-
Comprehensive loss	$(2,580,857)	$(188,782)	$(2,769,639)

	For the Six Months Ended June 30, 2021
	Previously Reported	Adjustments	Revised

Other income (expenses):
Interest expense	(373,475)	(188,782)	(562,257)
Gain on foreign exchange	23,538	-	23,538
Total other expenses	(349,937)	(188,782)	(538,719)
Net loss from continuing operations, before taxes	(3,983,086)	(188,782)	(4,171,868)
Income taxes	-	-	-
Net loss from continuing operations	(3,983,086)	(188,782)	(4,171,868)
Net loss from discontinued operations, net of tax	355,302	-	355,302
Net loss	$(3,627,784)	$(188,782)	$(3,816,566)

Comprehensive loss from discontinued operations	-	-	-
Comprehensive loss	$(3,627,784)	$(188,782)	$(3,816,566)

CRYOMASS TECHNOLOGIES INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(UNAUDITED)

	Common Stock		Additional Paid-In	Common Stock to	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Be Issued	Deficit	Equity

Balance at March 31, 2021	98,497,636	$98,498	$19,596,807	$-	$(16,776,121)	$2,919,184

Share issuance	201,586	202	-	-	-	202

Share issuance related to Cryocann asset purchase	10,000,000	10,000	1,794,500	-	-	1,804,500

Share issuance pursuant to employment agreements	6,701,586	6,701	894,000	-	-	900,701

Share issuance in exchange for extinguishment of debt	2,500,000	2,500	505,902	-	-	508,402

Share issuance in exchange for services	633,125	633	56,867	-	-	57,500

Stock-based compensation	-	-	190,026	-	-	190,026

Stock options issued and outstanding	-	-	710,202	-	-	710,202

Net loss	-	-	-	-	(2,580,857)	(2,580,857)

Previously reported balance at June 30, 2021	118,533,933	$118,534	$23,748,304	$-	$(19,356,978)	$4,509,860

Adjustments:
Interest expense from debt discount amortization related to Beneficial Conversion Feature	-	-	-	-	(188,782)	(188,782)
Beneficial Conversion Feature of Note Payable	-	-	391,958	-	-	391,958
Warrants issued in conjunction with Convertible Notes Payable	-	-	888,371	-	-	888,371
Adjusted balance at June 30, 2021	118,533,933	$118,534	$25,028,633	$-	$(19,545,760)	$5,601,407

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

4. Going Concern Uncertainty, Financial Conditions and Management’s Plans

The Company believes it has sufficient cash available to fund its anticipated level of operations for at least the next twelve months. As of June 30, 2022, the Company had working capital of $1,165,814 and cash balance of $2,188,032. The Company estimates that it needs approximately $4,000,000 to cover overhead costs plus an additional $500,000-$1,000,000 to support the capital expenditures and operations over the next twelve months. In addition to offsets from available cash balances, these costs are expected to be offset by revenues which we believe will begin to be realized in the fourth quarter of 2022. However, if needed, the Company also has available to it a facility that can be used to put shares to an investment fund in return for cash. The dollar amount of each put is determined by a formula which is based on trading volumes and prices of our shares. Based on current trading volumes and prices, we estimate that approximately $225,000 could be available every two weeks until we reach the facility limit of $10,000,000 or the end of 2023, whichever comes first. We believe that the combination of available cash, revenue generation and the facility described above will be sufficient to meet our anticipated costs going forward.

While management believes the Company has sufficient cash available to support an anticipated level of operations for at least the next twelve months, the continuation of our company as a going concern is dependent upon the continued financial support from its shareholders, the ability of our company to obtain necessary equity or debt financing to continue operations, the payment of our note receivable from CMI, and ultimately the attainment of profitable operations. For the six months ended June 30, 2022, our company used $2,968,424 of cash for operating activities, incurred a net loss of $3,582,723 and has an accumulated deficit of $32,171,560 since inception.

On March 11, 2020, the 2019 novel coronavirus (“COVID-19) was characterized as a “pandemic.”  The Company’s operations were impacted during the year in the United States. The impact of COVID-19 developments and uncertainty with respect to the economic effects of the pandemic has introduced significant volatility in the financial markets.

The Company assessed certain accounting matters that require consideration of forecasted financial information, including, but not limited to, the carrying value of the Company’s goodwill, intangible assets, and other long-lived assets, and valuation allowances in context with the information reasonably available to the Company and the unknown future impacts of COVID-19 as of June 30, 2022 and through the date of this report. The Company’s future assessment of the magnitude and duration of COVID-19, as well as other factors, could result in material impacts to the Condensed Consolidated Financial Statements in future reporting periods.

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

5. Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying condensed consolidated financial statements have been prepared in accordance with GAAP. The condensed consolidated financial statements include the accounts of the Cryomass Technologies Inc, Cryomass LLC, and CMI, a VIE for which the Company was deemed to be the primary beneficiary. CMI was no longer included in the condensed consolidated financial statements as of or for the period subsequent to December 31, 2021. All significant intercompany balances and transactions have been eliminated in consolidation. The Company operates as one segment from its corporate headquarters in Colorado.

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

Use of Estimates

The preparation of the Company’s condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, and the reported amounts of expenses during the reporting period. Significant estimates and assumptions reflected in these condensed consolidated financial statements include, but are not limited to determining the fair value of the assets acquired and liabilities assumed in acquisition, determining the useful lives and potential impairment of long-lived assets and potential impairment of goodwill. The Company bases its estimates on historical experience, known trends and other market-specific or other relevant factors that it believes to be reasonable under the circumstances. On an ongoing basis, management evaluates its estimates when there are changes in circumstances, facts and experience. Changes in estimates are recorded in the period in which they become known. Actual results could differ from those estimates.

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

Variable Interest Entities

The Company accounts for variable interest entities in accordance with FASB ASC Topic 810, Consolidation. Management evaluates the relationship between the Company and VIEs and the economic benefit flow of the contractual arrangement with the VIEs. Management determines if the Company is the primary beneficiary of a VIE through a qualitative analysis that identifies which variable interest holder has the controlling financial interest in the VIE. The variable interest holder who has both of the following has the controlling financial interest and is the primary beneficiary: (1) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and (2) the obligation to absorb losses of, or the right to receive benefits from, the VIE that could potentially be significant to the VIE. In performing our analysis, we consider all relevant facts and circumstances, including: the design and activities of the VIE, the terms of the contracts the VIE has entered into, the nature of the VIE’s variable interests issued and how they were negotiated with or marketed to potential investors, and which parties participated significantly in the design or redesign of the entity. As a result of such evaluation, management concluded that the Company was the primary beneficiary of CMI and therefore consolidated the financial results of the entity through December 31, 2021. Effective December 31, 2021, the Company entered into an asset purchase agreement involving its VIE with Critical Mass Industries, Inc. and John Knapp, the sole shareholder of Critical Mass Industries, Inc., to divest its discontinued operations in cannabis cultivation, where the buyer assumes all assets and liabilities from the Company. Therefore, with regards to both criteria discussed above, the Company no longer has the power to direct activities, absorb losses, or receive benefits from the VIE and as such will no longer consolidate with CMI.

Discontinued Operations

The Company had no revenues from discontinued operations for the three and six months ended June 30, 2022. For the three and six months ended June 30, 2021, Company’s revenue consisted of sales of cannabis and ancillary products to both retail consumers and wholesale customers. Revenue for retail customers was recognized upon completion of the transaction in the point of sale system and satisfaction of the sale by providing the corresponding inventory at the retail location. Revenue for wholesale customers was recognized upon acceptance of the physical goods and confirmation by acceptance of the inventory in the regulatory marijuana enforcement tracking reporting compliance (“METRC”) system. Revenue was recognized upon transfer of control of promised products to customers, generally as risk of loss passes, in an amount that reflected the consideration the Company expected to receive in exchange for those products. Taxes collected from customers, which was subsequently remitted to governmental authorities, were excluded from revenue.

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

Expenses

Operating Expenses

Operating expenses encompass personnel costs, research and development expenses, general and administrative expenses, professional and legal fees and depreciation and amortization related to the property and equipment and intangibles acquired through the acquisition of Cryocann. Personnel costs consist primarily of consulting expense and administrative salaries and wages. General and administrative expenses are comprised of travel expenses, accounting expenses, and board fees. Professional services are principally comprised of outside legal and professional fees.

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

Indefinite-lived intangible assets established in connection with business combinations consist of in process research and development and internal-use software. Intangible assets with indefinite lives are recorded at their estimated fair value at the date of acquisition. Once in process research and development is placed in service, it will be amortized over the estimated useful life. Internal-use software costs recognized as an intangible asset relates to capitalizable costs of computer software obtained for internal-use as defined by the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 350-40-30-1. All other internal-use software costs are expensed as incurred by the Company. Amortization will be recorded straight-line over the estimated useful life of the software once the software is ready for its intended use. As of June 30, 2022, our internal-use software was not ready for its intended use. The estimated useful life for internal-use software will be determined and periodically reassessed based on considerations for obsolescence, technology, competition, and other economic factors.

Intangible assets with finite lives are recorded at their estimated fair value at the date of acquisition and are amortized over their estimated useful lives using the straight-line method. Amortization of assets ceases upon designation as held for sale. The estimated useful lives of intangible assets are detailed in the table below:

Estimated Useful Life

Patent	10 years
In process research and development	Indefinite
Internal-use software	Indefinite

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

Management concluded that there were no events indicative of goodwill impairment during the six months ended June 30, 2022.

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

Management concluded that there were no events indicative of identifiable intangible asset impairment during the six months ended June 30, 2022.

Income Taxes

The Company uses the liability method of accounting for income taxes as set forth in ASC 740, Income Taxes. Under the liability method, deferred taxes are determined based on the temporary differences between the financial statement and tax basis of assets and liabilities using tax rates expected to be in effect during the years in which the basis differences reverse. A valuation allowance is recorded when it is likely that the deferred tax assets will not be realized. We assess our income tax positions and record tax benefits for all years subject to examination based upon our evaluation of the facts, circumstances and information available at the reporting date. In accordance with ASC 740-10, for those tax positions where there is a greater than 50% likelihood that a tax benefit will be sustained, our policy will be to record the largest amount of tax benefit that is more likely than not to be realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. For those income tax positions where there is less than 50% likelihood that a tax benefit will be sustained, no tax benefit will be recognized in the condensed consolidated financial statements.

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

Given that our convertible notes and common stock that were issued with warrants are both not subject to subsequent fair value accounting treatment, Management determined the relative fair value method shall be used for allocating the proceeds of the transaction. Under the relative fair value method, the instrument being analyzed is allocated a portion of the proceeds based on its fair value to the sum of the fair value of all the instruments covered in the allocation. Management additionally evaluates the facts and circumstances to determine whether the principal balance of convertible notes approximate their fair value, which we have concluded for all convertible notes issued.

As a result of our fair value calculations, we recognized $928,779 and $515,763 of additional paid in capital associated with the value of the warrants and beneficial conversion, respectively, resulting in a total notes payable discount of $1,444,542. As such, no debt discount amortization was recognized during the three and six months ended June 30, 2022. $188,782 of debt discount amortization was recognized as interest expense during the three and six months ended June 30, 2021.

Net Loss per Share

The Company follows ASC 260, Earnings Per Share, which requires presentation of basic and diluted earnings per share (“EPS”) on the face of the income statement for all entities with complex capital structures. Net earnings or loss per share is computed by dividing net income or loss by the weighted-average number of common shares outstanding during the period, excluding shares subject to redemption or forfeiture. The Company presents basic and diluted net earnings or loss per share. Diluted net earnings or loss per share reflect the actual weighted average of common shares issued and outstanding during the period, adjusted for potentially dilutive securities outstanding. Potentially dilutive securities are excluded from the computation of the diluted net loss per share if their inclusion would be anti-dilutive. There were 1,258,982 unvested RSU’s considered potentially dilutive securities outstanding as of June 30, 2022 and 2,185,000 unvested RSU’s considered potentially dilutive securities outstanding as of June 30, 2021. Diluted net loss per share is the same as basic net loss per share for each period.

Recent Accounting Pronouncements

In August 2020, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging— Contracts in Entity’s Own Equity (Subtopic 815-40). ASU 2020-06 reduces the number of accounting models for convertible debt instruments and convertible preferred stock. The accounting model for beneficial conversion features is removed. The ASU is effective for smaller reporting companies for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company determined that this update will impact its condensed consolidated financial statements, but has not yet determined the impact.

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

As if the acquisition occurred on January 1, 2021, as reported in our pro forma basis, our net loss would have been $3,008,325 and $5,034,172 and our net loss per common share would have been $0.03 and $0.05 for the three and six months ended June 30, 2021, respectively. Our net sales would have remained unchanged during the period. These pro forma results are not necessarily indicative of the results that actually would have occurred if the acquisition had occurred on the first day of the periods presented, nor does the pro forma financial information purport to represent the results of operations for future periods.

7. Discontinued Operations

In June 2020, the Company’s board of directors adopted a plan to exit the cultivation, manufacturing of infused products and retail distribution businesses through the sale of CMI. The Company determined that the intended sale represented a strategic shift that will have a major effect on the Company’s operations and financial results.

The consolidated statements of operations include the following operating results related to these CMI discontinued operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

Net sales	$-	$1,617,647	$-	$3,313,572
Cost of goods sold, inclusive of depreciation	-	1,006,958	-	2,125,693
Gross profit	-	610,689	-	1,187,879

Operating expenses:
Personnel costs	-	109,637	-	264,097
General and administrative	-	233,077	-	488,412
Legal and professional fees	-	8,750	-	30,265
Total operating expenses	-	351,464	-	782,774
Gain from operations	-	259,225	-	405,105

Other income (expenses):
Interest expense	-	(20,539)	-	(49,803)
Loss on foreign exchange	-	-	-	-
Total other expenses	-	(20,539)	-	(49,803)
Net gain from discontinued operations, before taxes	-	238,686	-	355,302
Income taxes	-	-	-	-
Net gain from discontinued operations	$-	$238,686	$-	$355,302

8. Property and Equipment, Net

Property and equipment, net consisted of the following. All property and equipment is classified as held for sale.

	June 30, 2022	December 31, 2021
Leasehold improvements	$-	$-
Machinery and equipment	349,586	225,000
Furniture and fixtures	-	-
Construction in progress	-	-
	349,586	225,000
Less: Accumulated depreciation	-	-
	$349,586	$225,000

As of June 30, 2022, our machinery and equipment was not capable of producing a unit of product that is saleable. Depreciation expense will be recognized once our machinery and equipment is ready for its intended use.

9. Goodwill and Intangible Assets

The carrying value of goodwill was $1,190,000 as of June 30, 2022 and December 31, 2021.

The following tables summarize information relating to the Company’s identifiable intangible assets as of June 30, 2022 and December 31, 2021:

	June 30, 2022
	Estimated Useful Life (Years)	Gross Amount	Accumulated Amortization	Carrying Value
Amortized
Patent	10 years	$873,263	$(87,327)	$785,936
Indefinite-lived
In-process research and development	Indefinite	3,209,000	-	3,209,000
Internal-use software	Indefinite	19,325	-	19,325
Total identifiable intangible assets		$4,101,588	$(87,327)	$4,014,261

	December 31, 2021
	Estimated Useful Life (Years)	Gross Amount	Accumulated Amortization	Carrying Value
Amortized
Patent	10 years	$873,263	$(43,663)	$829,600
Indefinite-lived
In-process research and development	Indefinite	3,209,000	-	3,209,000
Total identifiable intangible assets		$4,082,263	$(43,663)	$4,038,600

Amortization expense was $21,833 and $43,663 for the three and six months ended June 30, 2022, respectively, and was $0 and $0 for the three and six months ended June 30, 2021, respectively.

10. Loans Receivable

As a result of new agreements entered with CMI on December 31, 2021, as further detailed in Note 1 above, we received a $3,600,000 promissory note due to us no later than December 31, 2023. In consideration of the loan receivable, we conveyed to CMI, any and all manufacturing, grow equipment, retail-related assets and other assets Seller owns in the state of Colorado and are currently used by CMI subsidiaries in the course of business, including client lists and appertaining intellectual property, and no other Buyer or Parent assets, as well as all liabilities related to these assets. During the first quarter of 2022, the Company issued an additional $620,000 in loans to CMI, which is included in the loan receivable balance on the condensed consolidated balance sheets.

11. Debt

On July 27, 2020, the Company entered into a subscription agreement consisting of 1) a convertible note and 2) warrants. The 1) convertible note has a face value of $250,000, matures August 1, 2022, and accrues interest at 8% per annum. The note is convertible into 2,500,000 shares of the Company’s common stock at a conversion price of $0.10 per share. The beneficial conversion feature is accounted for in accordance with ASC 470-20 Debt with Conversion and Other Options and the resulting debt discount is amortized over the life of the note. As of June 30, 2022, the net carrying amount is $239,583, which consists of the $250,000 convertible note and $10,417 unamortized debt discount. As of December 31, 2021, the net carrying amount was $177,083, which consisted of the $250,000 convertible note and $72,917 unamortized debt discount. The 2) warrants are exercisable to purchase an additional 2,500,000 shares of common stock at $0.25 per share and mature on August 1, 2022.

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

Between March 29, 2021 and July 6, 2021, the Company entered into a series of similar subscription agreements with either domestic or non-US accredited investors, respectively (each, a “Initial Tranche Subscription Agreement (US)” and, respectively, “Initial Tranche Subscription Agreement (non-US)”) pursuant to which the Company issued and sold to certain accredited investors, in the initial tranche of a non-brokered private placement (the “Private Placement”), an aggregate 3,000 units (“Units”), each Unit representing (i) one $1,000 principal amount term note providing for an optional conversion into shares of Company common stock at a price of $0.20 per share (each the “Initial Convertible Term Note”) and (ii) a common share warrant for the purchase of 5,000 shares of Company common stock at an exercise price of $0.40 per share (each an “Initial Warrant”), for aggregate net proceeds of $3,000,000. The Initial Convertible Term Notes would have matured on March 31, 2022 had they not all been converted and the Initial Warrants mature on March 31, 2023, and accrued interest at a rate of 12% per annum payable on a quarterly basis.

Between May 11, 2021 and July 6, 2021, the Company entered into a series of substantially similar subscription agreements with either domestic or non-US investors (each, a “Subscription Agreement (US)”, and, respectively, “Subscription Agreement (non-US)”) pursuant to which the Company issued and sold to certain accredited investors, in the second tranche of the Private Placement, an aggregate 1,900 units (“Units”), each Unit representing (i) one $1,000 principal amount term note (each a “Convertible Term Note”) providing for an optional conversion into shares of Company common stock at a price of $0.20 per share and (ii) a common share warrant for the purchase of 5,000 shares of Company common stock at an exercise price of $0.40 per share (each a “Warrant”), for additional aggregate net proceeds of $1,900,000. The Convertible Term Notes and Warrants mature on September 30, 2022 and April 30, 2023, respectively, and accrued interest at a rate of 12% per annum payable on a quarterly basis.

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

From April to June 2022, the Company issued 687,501 shares of common stock in exchange for services, 1,000,000 shares of common stock related to director and management compensation, and 220,500 shares of common stock for exercise of warrants.

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

A summary of the Company’s RSU award activity for the six months ended June 30, 2022 is as follows:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2021	2,200,003	$0.45
Granted	1,469,511	0.27
Vested	(1,735,529)	0.49
Forfeited	-	-
Outstanding at March 31, 2022	1,933,985	$0.27
Granted	510,000	0.35
Vested	(1,135,000)	0.28
Forfeited	(50,000)	0.17
Outstanding at June 30, 2022	1,258,985	0.20

The total fair value of RSUs vested during the three and six months ending June 30, 2022 was $317,000 and $1,165,600, respectively. The total fair value of RSUs vested during the three and six months ending June 30, 2021 was $900,000 and $3,046,602, respectively. As of June 30, 2022, there was $274,241 of unrecognized stock-based compensation cost related to non-vested RSU’s, which is expected to be recognized over the remaining vesting period.

Stock-based compensation expense relating to RSU’s was $69,095 and $209,910 for the three and six months ending June 30, 2022, respectively. Stock-based compensation expense relating to RSU’s was $1,091,028 and $1,341,845 for the three and six months ending June 30, 2021, respectively. Stock-based compensation for the three months ending June 30, 2022 consisted of equity awards forfeited, granted and vested to employees, directors and consultants of the Company in the amount of $530, $68,566, and $27,708, respectively. Stock-based compensation for the six months ending June 30, 2022 consisted of equity awards forfeited, granted and vested to employees, directors and consultants of the Company in the amount of $1,003,516, $71,259, and $16,253, respectively. Expenses for stock-based compensation is included on the accompanying consolidated statements of operations in general and administrative expense.

Stock Option Awards

A summary of the Company’s stock option activity for the six months ended June 30, 2022 is as follows:

	Stock Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2021	8,500,000	$0.18	9.2	$1,579,108
Granted and vested	-	-	-	-
Forfeited	-	-	-	-
Outstanding at March 31, 2022	8,500,000	$0.18	9.0	$1,579,108
Granted and vested	-	-	-	-
Forfeited	-	-	-	-
Outstanding at June 30, 2022	8,500,000	$0.18	8.7	$1,579,108

During the three and six months ended June 30, 2022, the Company did not issue any stock options. During the three and six months ended June 30, 2021, the Company issued 6,135,000 and 6,635,000 stock options, respectively.

During the year ended December 31, 2021, the Company issued warrants with the option to purchase 73,950,000 common shares at an exercise price of $0.40 per share. Of these warrants, 15,000,000 shares expire on March 31, 2023, 9,500,000 expire on April 30, 2023, 1,000,000 expire on September 17, 2023, 7,750,000 expire on October 15, 2023, 9,510,000 expire on October 26, 2023, 190,000 expire on November 2, 2023, 27,060,000 expire on November 10, 2023, 1,940,000 expire on November 15, 2023, and 750,000 expire on November 17, 2023. During the three and six months ended June 30, 2022, 220,500 warrants were exercised at $0.30 per share.

The fair value of these warrants is $1,867,960, which is reflected in additional paid in capital.

14. Income Taxes

In accordance with ASC 740-270, the Company calculates the interim tax expense based on an annual effective tax rate (“AETR”). The AETR represents the Company’s estimated effective tax rate for the year based on full year projection of tax expense, divided by the projection of full year pretax book loss, adjusted for discrete transactions occurring during the period. The annual effective tax rate for the six months ended June 30, 2022 was 0.0%,

As of June 30, 2022, the Company has recorded no income tax liability.

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

There are no other leases that meet the reporting standards of ASU Topic 842 as the Company does not have any leases with a term exceeding twelve months. There were no lease payments not accounted for under ASU Topic 842 for the three and six months ended June 30, 2022, respectively. Other lease payments not accounted for under ASU Topic 842 total $16,124 and $30,516 for the three and six months ended June 30, 2021, respectively.

An ROU asset of $1,411,461 was recognized upon the CMI Transaction. The right of use assets and lease liabilities assumed from the CMI transaction were disposed of as part of the disposal of our discontinued operations, which is described in further detail above.

The present value of the liabilities decreased by $0 and $81,218 for the three months ended June 30, 2022 and 2021, respectively, and by $0 and $213,448 for the six months ended June 30, 2022 and 2021, respectively. This balance is included in the operating section of the statement of cash flows for six months ended June 30, 2022 and 2021. Operating lease cost was approximately $0 and $166,509 for the three months ended March 31, 2022 and 2021, respectively, and was approximately $0 and 326,034 for the six months ended June 30, 2022 and 2021, respectively.

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

16. Subsequent Events

On July 13, the Company issued 291,667 shares of common stock at $0.35 per share in exchange for services and 135,000 shares of common stock at $0.20 per share for employee incentive bonuses.

On August 10, 2022, we issued 1 million shares to Peak One Opportunity Fund, L.P. at a price of $0.2493 subject to adjustment per the terms of our agreement with Peak One Opportunity Fund, L.P., which was included as Exhibit 10.18 to the Form S-1 filed on April 27, 2022.

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

The Company’s principal office is located at 1001 Bannock St., Suite 612, Denver, CO 80204, and our telephone number is 303-416-7208. The Company’s website is www.cryomass.com.

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

To develop and commercialize the technology, we contracted with an independent engineering and manufacturing firm to refine the design of our cryo-mechanical system for the handling of harvested hemp, cannabis and other high-value plants. The system exploits CryoMass’s U.S.-patented process for the controlled application of liquid nitrogen to stabilize and separate the structural elements of gross plant material. The device currently under development is scaled for highway transportability and is being optimized for the low-cost collection of fully intact hemp and cannabis trichomes. It can be used within minutes after plants have been cut and can also efficiently capture trichomes from fresh frozen or even dried plant parts, including trim. The device’s through-put capacity is expected to be approximately 600 kilograms of gross plant material per hour. The advanced design for the equipment has been completed, and testing of a prototype machine is currently underway. The engineering and manufacturing firm has indicated that it has the capacity to build 10 to 15 such devices per month. The first functional “beta” machine has been extensively field-tested and we expect to deliver our first commercial unit to an operating partner’s facility by the end of the third quarter, with first revenues occurring no later in the fourth quarter of 2022.

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

Production and processing of hemp and cannabis is a huge, worldwide industry. In the U.S., for example, the wholesale value of the cannabis crop from just the 11 states permitting adult-use and medical cannabis exceeds $6 billion annually. Growth in the U.S. and in the worldwide market is likely fed in part by the growing acceptance of medicinal cannabis products and anticipated legislative changes in various jurisdictions worldwide.

Several other high-value plants, including species that are important for health and wellness products, wrap their valuable elements in trichomes. The technology we are developing for hemp and cannabis may have profitable application to those other species as well. We intend to find out.

In September 2021, we were granted an additional patent for our process from the Chinese Intellectual Property Office. We currently are taking steps to gain further protection for our intellectual property through the European Union Intellectual Property Office and several other international jurisdictions.

On November 17, 2021, we announced the completion of a $10.3 million equity financing. The financing and the earlier conversion of substantially all the company’s debt into common stock left the Company with a strong balance sheet and adequate resources for our planned business development. In connection with the financing, 1,010,000 shares and 760,000 shares of CryoMass Technologies common stock were purchased by CEO Christian Noël and Chairman of the Board Delon Human, respectively, either individually or through entities controlled by them.

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

To date, COVID-19 has surfaced in nearly all regions around the world and resulted in travel restrictions, both domestic and international, closing of borders and business slowdowns or shutdowns in affected areas. As a result, COVID-19 has impacted the Company’s business. Although deemed an essential business during the pandemic, many dispensaries and cannabis manufacturers have suspended or reduced operations on a temporary basis due to matters associated with COVID-19. While activities resumed in full in 2022, there are continued threats of short-notice, temporary restrictions that may impact our business.

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

Results of Operations for the Three Months Ended June 30, 2022 and 2021

Our operating results for the three months ended June 30, 2022 and 2021 are summarized as follows:

	For the Three Months Ended June 30,		Change
	2022	2021	Dollars	Percentage
Net sales	$-	$-	$-	0%
Cost of goods sold, inclusive of depreciation	-	-	-	0%
Gross profit	-	-	-	0%
Total operating expenses	1,416,244	2,637,445	(1,194,905)	-46%
Loss from operations	(1,416,244)	(2,637,445)	1,194,905	-46%
Total other expenses	(14,174)	(370,880)	356,706	-96%
Net loss from continuing operations, before taxes	(1,430,418)	(3,008,325)	1,551,611	-52%
Income taxes	-	-	-	0%
Net loss from continuing operations	$(1,430,418)	$(3,008,325)	$1,551,611	-52%
Net income / (loss) from disc. operations, net of tax	$-	$238,686	$(238,686)	-100%
Net loss	$(1,430,418)	$(2,769,639)	$1,312,925	-48%

Our operating results for the three months ended June 30, 2022 and 2021, relating to our former variable interest entity, CMI, are classified as discontinued operations above and summarized as follows:

	For the Three Months Ended June 30,		Change
	2022	2021	Dollars	Percentage
Net sales	$-	$1,617,647	$(1,617,647)	-100%
Cost of goods sold, inclusive of depreciation	-	1,006,958	(1,006,958)	-100%
Gross profit	-	610,689	(610,689)	-100%
Total operating expenses	-	351,464	(351,464)	-100%
Gain / (loss) from operations	-	259,225	(259,225)	-100%
Total other expenses	-	(20,539)	20,539	-100%
Net income / (loss), before taxes	-	238,686	(238,686)	-100%
Income taxes	-	-	-	0%
Net income / (loss)	$-	$238,686	$(238,686)	-100%

Net Sales and Cost of Goods Sold

There were no net sales related to continuing operations for the three months ended June 30, 2022 and 2021. CMI had no net sales for the three months ended June 30, 2022. CMI net sales were $1,617,647 for the three months ended June 30, 2021, of which $1,123,396 was related to medical retail, $512,282 was related to medical wholesale, $0 was related to recreational wholesale and $(18,031) was related to other revenues. The overall decrease in CMI net sales for the three months ended June 30, 2022 compared to the three months ended June 30, 2021 was $1,617,647, or 100%, which is which is attributable to the Company’s disposal of its discontinued operations as of December 31, 2021.

There were no cost of goods sold related to continuing operations for the three months ended June 30, 2022 and 2021, respectively. CMI had no cost of goods sold for the three months ended June 30, 2022. CMI’s cost of goods sold were $1,006,958 for the three months ended June 30, 2021, representing a decrease of $1,006,958 or 100%. This decrease is attributable to the Company’s disposal of its discontinued operations as of December 31, 2021.

Operating Expenses

Operating expenses encompass personnel costs, general and administrative expenses, and legal and professional fees. Total operating expenses were $1,416,244 for the three months ended June 30, 2022 as compared to $2,637,445 for the three months ended June 30, 2021. The decrease of $1,221,201, or 46%, was primarily attributable to the following changes in operating expenses of:

●	General and administrative expenses - $1,740,905 decrease

●	Legal and professional fees - $456,168 increase

The decrease of $1,740,905, or 88%, in general and administrative expenses is primarily due to the fact that the Company incurred significant stock compensation costs during the three months ending June 30, 2021 related to new CEO Christian Noel’s employment agreement and stock options granted for the CryoCann transaction.. The increase of $456,168, or 197%, in legal and professional fees is primarily due to the fact that the Company incurred a number of large expenses for its primary investor relations consultant.

CMI operating expenses encompass personnel costs, general and administrative, legal and professional fees, and amortization expense. Total operating expenses for CMI were $0 and $351,464 for the three months ending June 30, 2022 and 2021, respectively, representing a decrease of $351,464, or 100%. This decrease was attributable to the Company’s disposal of its discontinued operations as of December 31, 2021.

Other Expense

Other expense for the three months ending June 30, 2022 consisted of $35,235 interest expense and $21,061 gain on foreign exchange. Other expense for the three months ending June 30, 2021 consisted of $359,648 interest expense and $11,232 loss on foreign exchange. The decrease in interest expense was a result of fully converting $4,900,000 of notes payable into common shares during Q4 2021. The loss on foreign exchange relates to a payable agreement with Cryomass LLC’s supplier.

CMI had no other expense for the three months ending June 30, 2022. CMI’s other expense during the three months ending June 30, 2021 consisted of $20,539 interest expense, which primarily relates to the related party note.

Net Loss

For the foregoing reasons, we had a net loss of $1,430,418 for the three months ending June 30, 2022, or $0.01 net loss per common share – basic and diluted, compared to a net loss of $2,769,639 for the three months ending June 30, 2021, or $0.02 net loss per common share – basic and diluted.

Results of Operations for the Six Months Ended June 30, 2022 and 2021

Our operating results for the six months ended June 30, 2022 and 2021 are summarized as follows:

	For the Six Months Ended June 30,		Change
	2022	2021	Dollars	Percentage
Net sales	$-	$-	$-	0%
Cost of goods sold, inclusive of depreciation	-	-	-	0%
Gross profit	-	-		0%
Total operating expenses	3,544,034	3,633,149	(89,115)	-2%
Loss from operations	(3,544,034)	(3,633,149)	89,115	-2%
Total other expenses	(38,689)	(538,719)	500,030	-93%
Net loss from continuing operations, before taxes	(3,582,723)	(4,171,868)	589,145	-14%
Income taxes	-	-	-	0%
Net loss from continuing operations	$(3,582,723)	$(4,171,868)	$589,145	-14%
Net income from discontinued operations, net of tax	$-	$355,302	$(355,302)	-100%
Net loss	$(3,582,723)	$(3,816,566)	$233,843	-6%

Our operating results for the six months ended June 30, 2022 and 2021, relating to our former variable interest entity, CMI, are included above and summarized as follows:

	For the six Months Ended June 30,		Change
	2022	2021	Dollars	Percentage
Net sales	$-	$3,313,572	$(3,313,572)	-100%
Cost of goods sold, inclusive of depreciation	-	2,125,693	(2,125,693)	-100%
Gross profit	-	1,187,879	(1,187,879)	-100%
Total operating expenses	-	782,774	782,774	-100%
Gain / (loss) from operations	-	405,105	405,105	-100%
Total other expenses	-	(49,803)	(49,803)	-100%
Net income, before taxes	-	355,302	(355,302)	-100%
Income taxes	-	-	-	0%
Net income	$-	$355,302	$(355,302)	-100%

Net Sales and Cost of Goods Sold

There were no net sales related to continuing operations for the six months ended June 30, 2022 and 2021. CMI contributed no net sales for the six months ended June 30, 2022. CMI net sales were $3,313,572 for the six months ended June 30, 2021, of which $2,253,900 was related to medical retail, $1,068,592 was related to medical wholesale, $9,010 was related to recreational wholesale, and $(17,930) was related to other revenues. The overall decrease in CMI net sales for the six months ended June 30, 2022 compared to the six months ended June 30, 2021 was $3,313,572, or 100%.

There were no cost of goods sold related to continuing operations for the six months ended June 30, 2022 and 2021. CMI contributed no cost of goods sold for the six months ended June 30, 2022. CMI’s cost of goods sold were $2,125,693 for the six months ended June 30, 2021, representing a decrease of $2,125,693 or 100%. This decrease is attributable to the Company’s disposal of its discontinued operations as of December 31, 2021.

Operating Expenses

Operating expenses encompass personnel costs, general and administrative expenses, and legal and professional fees. Total operating expenses were $3,544,034 for the six months ended June 30, 2022 as compared to $3,633,149 for the six months ended June 30, 2021. The decrease of $89,115, or 2%, was primarily attributable to the following:

●	General and administrative expenses - $1,842,026 decrease

●	Legal and professional fees - $1,688,905 increase

The $1,842,026, or 78%, decrease in general and administrative expenses is primarily due to the fact that the Company incurred additional stock-based compensation expense during the six months ending June 30, 2021 related to new CEO Christian Noel’s employment agreement and stock options granted for the Cryocann Acquisition. The 1,688,905, or 369%, increase in legal and professional fees primarily resulted from the fact that the Company incurred a number of large expenses for its primary investor relations consultant.

CMI operating expenses encompass personnel costs, general and administrative, legal and professional fees, and amortization expense. Total operating expenses for CMI were $0 and $782,774, respectively, for the six months ended June 30, 2022 and 2021, which represents a decrease of $782,774 or 100%.

Other Expense

Other expense for the six months ending June 30, 2022 consisted of $71,258 interest expense and $32,569 gain on foreign exchange. Other expense for the six months ending June 30, 2021 consisted of $562,257 interest expense and $23,538 gain on foreign exchange. The decrease in interest expense was a result of fully converting $4,900,000 of notes payable into common shares during Q4 2021. The loss on foreign exchange relates to a payable agreement with Cryomass LLC’s supplier.

CMI contributed no other expense for the six months ending June 30, 2022. CMI’s other expense during the three months ending June 30, 2021 consisted of $49,803 interest expense, which primarily relates to the related party note.

Net Loss

For the foregoing reasons, we had a net loss of $3,582,723 for the six months ending June 30, 2022, or $0.02 net loss per common share – basic and diluted, compared to a net loss of $3,816,566 for the six months ending June 30, 2021, or $0.04 net loss per common share – basic and diluted.

Liquidity, Capital Resources and Cash Flows

As of June 30, 2022, the Company had working capital of $1,165,814 and cash balance of $2,188,032. The Company estimates that it needs approximately $4,000,000 to cover overhead costs plus an additional $500,000-$1,000,000 to support the capital expenditures and operations over the next twelve months. In addition to offsets from available cash balances, these costs are expected to be offset by revenues which we believe will begin to be realized in the fourth quarter of 2022. However, if needed, the Company also has available to it a facility that can be used to put shares to an investment fund in return for cash. The dollar amount of each put is determined by a formula which is based on trading volumes and prices of our shares. Based on current trading volumes and prices, we estimate that approximately $225,000 could be available every two weeks until we reach the facility limit of $10,000,000 or the end of 2023, whichever comes first. We believe that the combination of available cash, revenue generation and the facility described above will be sufficient to meet our anticipated costs going forward.

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

Capital Resources

The following table summarizes total current assets, liabilities and working capital for the periods indicated:

	June 30, 2022	December 31, 2021
Current assets	$2,254,873	$6,530,222
Current liabilities	1,089,059	1,882,419
Working capital	$1,165,814	$4,647,803

As of June 30, 2022 and December 31, 2021, we had a cash balance of $2,188,032 and $5,772,839, respectively.

Summary of Cash Flows

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Net cash used in operating activities	$(1,337,124)	$(1,582,395)	$(2,968,424)	$(2,048,618)
Net cash used in investing activities	$(135,270)	$(2,297,684)	$(762,742)	$(2,471,687)
Net cash provided by financing activities	$66,151	$3,649,994	$146,359	$4,621,772

Net used in operating activities

Net cash used in operating activities was $2,968,424 during the six months ended June 30, 2022. This included a net loss of $3,582,723, a non-cash charge related to amortization of debt discount of $62,500, a non-cash charge related to depreciation and amortization expense of $43,663, a non-cash charge related to share issuances in exchange for services of $401,044, and a non-cash charge related to stock-based compensation of $209,910. This was partially offset by net changes in prepaid expenses, security deposits, and accounts payable and accrued expenses of $102,818.

Net cash used in operating activities was $2,048,618 during the six months ended June 30, 2021. This included a net loss of $3,983,086, a non-cash charge related to stock-based compensation of $2,074,547, a non-cash charge related to the amortization of debt discount of $62,500, share issuances in exchange for services of $27,200 and cash used in operating activities from discontinued operations of $452,828. This was partially offset by net changes in prepaid expenses and accounts payable and accrued expenses of $223,049.

Net cash used in investing activities

Net cash used in investing activities was $762,742 during the six months ended June 30, 2022, due to the issuance of loans receivable, purchase of property and equipment, and purchase of intangible assets.

Net cash used in investing activities was $2,471,687 during the six months ended June 30, 2021, primarily due to the purchase of property and equipment for discontinued operations and the CryoCann transaction.

Net cash provided by financing activities

Net cash provided by financing activities for the six months ended June 30, 2022 was $146,359, from proceeds from issuance of common stock.

Net cash provided by financing activities during the six months ended June 30, 2021 was $4,621,772, which consisted of $120,000 proceeds from the issuance of common stock, $412,359 repayment of loans payable, and $4,690,000 proceeds from notes payable.

Off-Balance Sheet Arrangements

None.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. The preparation of these condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to intangibles, accounting for acquisitions, revenue recognition, income taxes, useful life and recoverability of long-lived assets and deferred income tax asset valuations. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Retail customer loyalty liabilities are recognized in the period in which they are incurred and will often be retired without being utilized. Shipping and handling costs are expensed as incurred and are included in cost of sales, which were not material for the three and six months ended June 30, 2022 and 2021.

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

Income Taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has adopted ASC 740, Income Taxes as of its inception. ASC 740 prescribes the procedures for recognition and measurement of tax positions taken or expected to be taken in income tax returns. Pursuant to ASC 740 the Company is required to compute tax asset benefits for net operating losses carried forward. The potential benefits of net operating losses have not been recognized in these condensed consolidated financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years. As of June 30, 2022 and December 31, 2021, the Company does not have an accrual relating to uncertain tax positions. It is not anticipated that unrecognized tax benefits would significantly increase or decrease within 12 months of the reporting date.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable for a smaller reporting company.

Item 4. Controls and Procedures

Management’s Evaluation of Disclosure Controls and Procedures

We have carried out an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), to allow timely decisions regarding required disclosures. Based upon that evaluation, our Company’s CEO and CFO concluded that our Company’s disclosure controls and procedures were not effective as of June 30, 2022.

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

Management’s Report on Internal Control Over Financial Reporting

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2022, the end of the annual period covered by this report and according to the criteria established in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

Based on that evaluation, management has concluded that the Company did not maintain effective internal control over financial reporting as of the quarter ended June 30, 2022 due to the existence of significant deficiency in the internal control over financial reporting described below.

A significant deficiency is a deficiency, or a combination of deficiencies, in internal controls over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Management has determined that we did not maintain effective internal controls over financial reporting as of the quarter ended June 30, 2022 due to the existence of the following material weaknesses identified by management:

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

Management’s Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer (who is also the Company’s principal executive officer), and our chief financial officer (who is also the Company’s principal financial and accounting officer) to allow for timely decisions regarding required disclosure. Thus, in accordance with Rules 13a-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures as of June 30, 2022, which is the end of the period covered by this Form 10-Q. Based on the evaluation of these disclosure controls and procedures, and in light of the significant deficiency found in our internal controls over financial reporting, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective. The ineffectiveness of our disclosure controls and procedures was due to a significant deficiency identified in our internal control over financial reporting.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2022. We have not been able to remediate the significant deficiency described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 and 2020. Our remediation efforts will continue to be implemented throughout our 2022 fiscal year. We believe that the controls that we will be implementing will improve the effectiveness of our internal control over financial reporting. As we continue to evaluate and work to improve our internal control over financial reporting, we may determine to take additional measures to address the significant deficiency or determine to supplement or modify certain of the remediation measures described above.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

Legal proceedings covering a dispute arising from a past employment agreement is pending against the Company’s former business partner, CMI. In Gaudio v. Critical Mass Industries, LLC et al, CMI’s motion to set aside a default judgment was granted April 26, 2021. It is possible that there could be adverse developments in the Gaudio case. An unfavorable outcome or settlement of pending litigation would have a significant impact on our ability to collect receivables from CMI, to complete any of the pending transactions involving our Colorado assets and agreements, and could encourage the commencement of additional litigation against CMI or the Company. We and our subsidiaries will record provisions in the condensed consolidated financial statements for pending litigation when we determine that an unfavorable outcome is probable and the amount of the loss can be reasonably estimated. At the present time, while it is reasonably possible that an unfavorable outcome in the Gaudio case may occur, (i) management is unable to estimate the possible loss or range of loss that our Company would undergo that could result from an unfavorable outcome or settlement in Gaudio; and (iii) accordingly, management has not provided any amounts in the condensed consolidated financial statements for an unfavorable outcome in this case, if applicable. Any applicable legal advice costs are expensed as incurred.

Item 1A. Risk Factors

In addition to the other information set forth in this Report, you should carefully consider the factors discussed in Item 1A, “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 and subsequent quarterly reports on Form 10-Q, which could materially affect our business, financial condition or future results.

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

Dated: August 11, 2022

/s/ Christian Noel
Christian Noel
Chief Executive Officer and Director
(Principal Executive Officer)

Dated: August 11, 2022

/s/ Philip Mullin
Philip Mullin
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)