Form 10-Q
period 2022-09-30
Cryomass Technologies, Inc.
filed 2022-11-10
CIK 1533030

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 8, 2022, the registrant had 202,526,205 shares of its common stock, par value $0.001 per share, outstanding.

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

i

CRYOMASS TECHNOLOGIES INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	September 30, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$3,129,736	$5,772,839
Prepaid expenses	136,637	757,383
Total current assets	3,266,373	6,530,222

Loan receivable	4,218,831	3,600,000
Property and equipment, net	349,586	225,000
Intangible assets, net	4,026,291	4,038,600
Goodwill	1,190,000	1,190,000
Total assets	$13,051,081	$15,583,822

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$1,235,004	$1,882,419
Total current liabilities	1,235,004	1,882,419
Notes payable	2,000,000	177,083
Total liabilities	3,235,004	2,059,502

Commitments and contingencies (Note 15)

Shareholders’ equity:
Preferred stock, $0.001 par value, 100,000 shares authorized, no shares issued and outstanding respectively	-	-
Common stock, $0.001 par value, 500,000,000 shares authorized, 202,526,205 and 196,949,801 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	202,528	196,950
Additional paid-in capital	43,013,522	41,916,207
Common stock to be issued	-	-
Accumulated deficit	(33,399,973)	(28,588,837)
Total shareholders’ equity	9,816,077	13,524,320
Total liabilities and shareholders’ equity	$13,051,081	$15,583,822

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CRYOMASS TECHNOLOGIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
		As restated, see Note 3		As restated, see Note 3
Net sales	$-	$-	$-	$-
Cost of goods sold	-	-	-	-
Gross profit	-	-	-	-

Operating expenses:
Personnel costs	733,233	1,204,621	1,534,885	2,004,417
General and administrative	306,037	489,797	839,818	2,865,604
Legal and professional fees	190,693	340,226	2,337,143	797,772
Amortization expense	21,832	21,832	65,495	21,832
Research and development	2,031	-	20,518	-
Total operating expenses	1,253,826	2,056,476	4,797,859	5,689,625
Loss from operations	(1,253,826)	(2,056,476)	(4,797,859)	(5,689,625)

Other income (expenses):
Interest expense – net	(19,636)	(590,601)	(90,894)	(1,152,858)
Gain / (loss) on foreign exchange	45,049	23,170	77,618	46,708
Total other expenses	25,413	(567,431)	(13,276)	(1,106,150)
Net loss from continuing operations, before taxes	(1,228,413)	(2,623,907)	(4,811,135)	(6,795,775)
Income taxes	-	-	-	-
Net loss from continuing operations	(1,228,413)	(2,623,907)	(4,811,135)	(6,795,775)
Net gain / (loss) from discontinued operations, net of tax	-	250,092	-	605,394
Net loss	$(1,228,413)	$(2,373,815)	$(4,811,135)	$(6,190,381)

Comprehensive loss from discontinued operations	-	-	-	-
Comprehensive loss	$(1,228,413)	$(2,373,815)	$(4,811,135)	$(6,190,381)

Net loss per common share:
Loss from continuing operations – basic and diluted	$(0.01)	$(0.02)	$(0.02)	$(0.06)

Gain / (loss) from discontinued operations – basic and diluted	$0.00	$(0.00)	$0.00	$(0.01)

Loss per common share – basic and diluted	$(0.01)	$(0.02)	$(0.02)	$(0.05)

Weighted average common shares outstanding—basic and diluted	201,998,206	118,939,488	203,440,055	107,846,167

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CRYOMASS TECHNOLOGIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(UNAUDITED)

	Common Stock		Additional Paid-In	Common Stock to	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Be Issued	Deficit	Equity
Balance at December 31, 2020	97,005,817	$97,006	$19,138,947	$98,535	$(15,729,194)	$3,605,294

Share issuance	1,491,819	1,492	207,043	(98,535)	-	110,000

Stock-based compensation	-	-	250,817	-	-	250,817

Net loss	-	-	-	-	(1,046,927)	(1,046,927)

Balance at March 31, 2021	98,497,636	$98,498	$19,596,807	$-	$(16,776,121)	$2,919,184

Share issuance	201,586	202	-	-	-	202

Share issuance related to Cryocann asset purchase	10,000,000	10,000	1,794,500	-	-	1,804,500

Share issuance pursuant to employment agreements	6,701,586	6,701	894,000	-	-	900,701

Share issuance in exchange for extinguishment of debt	2,500,000	2,500	505,902	-	-	508,402

Share issuance in exchange for services	633,125	633	56,867	-	-	57,500

Stock-based compensation	-	-	190,026	-	-	190,026

Stock options issued	-	-	710,202	-	-	710,202

Beneficial Conversion Feature of Note Payable	-	-	391,958	-	-	391,958

Warrants issued in conjunction with Convertible Notes Payable	-	-	888,371	-	-	888,371

Net loss	-	-	-	-	(2,769,639)	(2,769,639)

Balance at June 30, 2021 (As restated, see Note 3)	118,533,933	$118,534	$25,028,633	$-	$(19,545,760)	$5,601,407

Share issuance	798,414	798	199,000	-	-	199,798

Share issuance in exchange for services	633,707	634	239,853	-	-	240,487

Share issuance for interest payment on note payable	92,127	92	23,317	-	-	23,409
Stock-based compensation	-	-	68,628	-	-	68,628

Stock options issued and outstanding	-	-	258,003	-	-	258,003

Beneficial Conversion Feature of Note Payable	-	-	123,805	-	-	123,805

Warrants issued in conjunction with Convertible Notes Payable	-	-	40,408	-	-	40,408

Net loss	-	-	-	-	(2,373,815)	(2,373,815)

Balance at September 30, 2021 (As restated, see Note 3)	120,058,181	$120,058	$25,981,647	$-	$(21,919,575)	$4,182,130

	Common Stock		Additional Paid-In	Common Stock to	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Be Issued	Deficit	Equity
Balance at December 31, 2021	196,949,801	$196,950	$41,916,207	$-	$(28,588,837)	$13,524,320

Share issuance in exchange for services	458,334	458	159,959	80,208	-	240,625

Stock-based compensation	1,735,529	1,736	139,079	-	-	140,815

Net loss	-	-	-	-	(2,152,305)	(2,152,305)

Balance at March 31, 2022	199,143,664	$199,144	$42,215,245	$80,208	$(30,741,142)	$11,753,455

Shares issued from warrants exercised	220,500	221	65,930	-	-	66,151

Share issuance in exchange for services	687,501	688	239,938	-	-	240,626

Stock-based compensation	1,000,000	1,000	68,095	-	-	69,095

Net loss	-	-	-	-	(1,430,418)	(1,430,418)

Balance at June 30, 2022	201,051,665	$201,053	$42,589,208	$80,208	$(32,171,560)	$10,698,909

Share issuance in exchange for services	416,667	417	145,417	(80,208)	-	65,626

Share issuance from sale of common stock	1,000,000	1,000	213,134	-	-	214,134

Share cancellation related to interest on note payable	(92,127)	(92)	(23,317)	-	-	(23,409)

Stock-based compensation	150,000	150	89,080	-	-	89,230

Net loss	-	-	-	-	(1,228,413)	(1,228,413)

Balance at September 30, 2022	202,526,205	$202,528	$43,013,522	$-	$(33,399,973)	$9,816,077

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CRYOMASS TECHNOLOGIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended September 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:		As restated, see Note 3
Net loss from continuing operations	$(4,811,135)	$(6,795,775)
Adjustments to reconcile net loss to net cash used in operating activities from continuing operations:
Amortization of debt discount	72,917	539,692
Depreciation and amortization expense	65,495	21,832
Stock-based compensation expense	299,140	2,400,976
Share issuances in exchange for services	546,876	291,096
Change in operating assets and liabilities:
Prepaid expenses	620,746	(57,129)
Accounts payable and accrued expenses	(647,415)	876,417
Net cash used in operating activities from continuing operations	(3,853,376)	(2,722,891)
Net cash used in operating activities from disc ops	-	(347,204)
Net cash used in operating activities	(3,853,376)	(3,070,095)
CASH FLOWS FROM INVESTING ACTIVITIES:
Cash payment for Cryocann asset purchase	-	(1,000,000)
Payoff of CryoCann loan agreement at closing	-	(1,247,684)
Issuance of loans receivable	(618,831)	-
Purchase of property and equipment	(124,586)	(135,000)
Purchase of intangible assets	(53,186)	-
Net cash used in investing activities from continuing operations	(796,603)	(2,382,684)
Net cash used in investing activities from discontinued operations	-	(280,561)
Net cash used in investing activities	(796,603)	(2,663,245)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from note payable, related parties	-	237,590
Proceeds from common stock subscribed and to be issued	256,876	320,000
Repayment of loans payable, current	-	(40,668)
Proceeds from notes payable	1,750,000	4,900,000
Related party note disbursement	-	(281,771)
Net cash provided by financing activities from continuing operations	2,006,876	5,135,151
Net cash provided by financing activities from discontinued operations	-	505,902
Net cash provided by financing activities	2,006,876	5,641,053
Net increase / (decrease) in cash from continuing operations	(2,643,103)	29,576
Net increase / (decrease) in cash from discontinued operations	-	(121,863)
Cash at beginning of period	5,772,839	329,839
Cash at end of period	$3,129,736	$237,552
Supplemental disclosure of cash flow information:
Cash paid for interest	$16,592	$283,330
Supplemental disclosure of non-cash investing and financing activities:
Common stock issued pursuant to vesting of restricted stock units	$30,000	$2,851,103

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of the Business

Cryomass Technologies Inc (“Cryomass Technologies” or the “Company”) designs, manufactures and is developing the strategy to commercialize patented cryo-mechanical systems for the harvesting and refinement of hemp, cannabis, and potentially other high value crops such as hops. The system exploits CryoMass’s U.S.-patented process for the controlled application of liquid nitrogen to stabilize and separate the structural elements of gross plant material. The device currently under development can be operated at a cultivation site or be installed at a processing facility and is being optimized for the collection of fully intact hemp and cannabis trichomes. The first functional “beta” machine has completed field testing. The Company is currently negotiating a license and lease arrangement with a third party to deploy multiple CryoMass trichome separation units at the prospective partner’s facility in California and other locations, with the intention of starting commercial operations shortly thereafter.

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

CMI Statement of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Income Statement
Net sales	$-	$1,399,505	$-	$4,713,077
Cost of goods sold, inclusive of depreciation	-	857,281	-	2,982,974
Gross profit	-	542,224	-	1,730,103

Operating expenses:
Personnel costs	-	71,085	-	335,182
General and administrative	-	215,497	-	703,909
Legal and professional fees	-	5,550	-	35,815
Amortization expense	-	-	-	-
Total operating expenses	-	292,132	-	1,074,906
Gain / (loss) from operations	-	250,092	-	655,197

Other income (expenses):
Interest expense	-	-	-	(49,803)
Loss on foreign exchange	-	-	-	-
Total other expenses	-	-	-	(49,803)
Net gain from discontinued operations, before taxes	-	250,092	-	605,394
Income taxes	-	-	-	-
Net gain from discontinued operations	$-	$250,092	$-	$605,394

As a result of new agreements entered with CMI on December 31, 2021, we disposed of all CMI-related assets and extinguished any and all related obligations in exchange for a $3,600,000 promissory note due to us no later than December 31, 2023.

3. Restatement

During Q2 2021, the Company executed two tranches of convertible term note agreements in aggregate principal value of $3.0 million and $1.9 million, respectively that bear interest at a rate of 12% per annum. The notes had maturities of March 31, 2022 and September 30, 2022, respectively. In conjunction with the notes, the Company entered into certain warrant agreements to purchase common shares of the Company. The Company offered 24,500,000 of warrant shares in conjunction with the issuance of the notes with an exercise price of $0.40. The warrants from each tranche of convertible notes are exercisable from the issuance date through March 31, 2023 and April 30, 2023, respectively.

As part of year-end audit procedures, the Company discovered these warrant contracts would require an independent fair value calculation, as well as beneficial conversion value to be attributed to the convertible notes. The Company engaged an independent valuation firm to perform a fair value calculation of the warrants and associated beneficial conversion feature. As a result of the fair value analysis, additional paid-in capital was allocated to beneficial conversion feature and to warrants, resulting in debt discount and associated amortization expense as of and for the period ended September 30, 2021.

CRYOMASS TECHNOLOGIES INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	As of September 30, 2021
	Previously Reported	Adjustments	Revised
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued expenses	$3,124,652	$-	$3,124,652
Loans payable	286,441	-	286,441
Taxes payable	771	-	771
Note payable, related party	1,457,669	-	1,457,669
Liabilities held for sale, current	677,084	-	677,084
Total current liabilities	5,546,617	-	5,546,617
Notes payable	4,982,944	(850,461)	4,132,483
Deferred tax liability	14,926	-	14,926
Total liabilities	10,544,487	(850,461)	9,694,026

Commitments and contingencies

Shareholders' equity:
Preferred stock, $0.001 par value, 100,000 shares authorized, no shares issued and outstanding respectively	-	-	-
Common stock, $0.001 par value, 500,000,000 shares authorized, 120,058,181 and 97,005,817 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	120,058	-	120,058
Additional paid-in capital	24,622,355	1,359,292	25,981,647
Accumulated deficit	(21,410,744)	(508,831)	(21,919,575)
Total shareholders' equity	3,331,669	850,461	4,182,130
Total liabilities and shareholders' equity	$13,876,156	$-	$13,876,156

CRYOMASS TECHNOLOGIES INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended September 30, 2021
	Previously Reported	Adjustments	Revised

Other income (expenses):
Interest expense	(270,552)	(320,049)	(590,601)
Gain on foreign exchange	23,170	-	23,170
Total other expenses	(247,382)	(320,049)	(567,431)
Net loss from continuing operations, before taxes	(2,303,858)	(320,049)	(2,623,907)
Income taxes	-	-	-
Net loss from continuing operations	(2,303,858)	(320,049)	(2,623,907)
Net loss from discontinued operations, net of tax	250,092	-	250,092
Net loss	$(2,053,766)	$(320,049)	$(2,373,815)

Comprehensive loss from discontinued operations	-	-	-
Comprehensive loss	$(2,053,766)	$(320,049)	$(2,373,815)

	For the Nine Months Ended September 30, 2021
	Previously Reported	Adjustments	Revised

Other income (expenses):
Interest expense	(644,027)	(508,831)	(1,152,858)
Gain on foreign exchange	46,708	-	46,708
Total other expenses	(597,319)	(508,831)	(1,106,150)
Net loss from continuing operations, before taxes	(6,286,944)	(508,831)	(6,795,775)
Income taxes	-	-	-
Net loss from continuing operations	(6,286,944)	(508,831)	(6,795,775)
Net loss from discontinued operations, net of tax	605,394	-	605,394
Net loss	$(5,681,550)	$(508,831)	$(6,190,381)

Comprehensive loss from discontinued operations	-	-	-
Comprehensive loss	$(5,681,550)	$(508,831)	$(6,190,381)

CRYOMASS TECHNOLOGIES INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(UNAUDITED)

	Common Stock		Additional Paid-In	Common Stock to	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Be Issued	Deficit	Equity
Balance at March 31, 2021	98,497,636	$98,498	$19,596,807	$-	$(16,776,121)	$2,919,184
Share issuance	201,586	202	-	-	-	202
Share issuance related to Cryocann asset purchase	10,000,000	10,000	1,794,500	-	-	1,804,500
Share issuance pursuant to employment agreements	6,701,586	6,701	894,000	-	-	900,701
Share issuance in exchange for extinguishment of debt	2,500,000	2,500	505,902	-	-	508,402
Share issuance in exchange for services	633,125	633	56,867	-	-	57,500
Stock-based compensation	-	-	190,026	-	-	190,026
Stock options issued and outstanding	-	-	710,202	-	-	710,202
Net loss	-	-	-	-	(2,580,857)	(2,580,857)
Previously reported balance at June 30, 2021	118,533,933	$118,534	$23,748,304	$-	$(19,356,978)	$4,509,860

Adjustments:
Interest expense from debt discount amortization related to Beneficial Conversion Feature	-	-	-	-	(188,782)	(188,782)
Beneficial Conversion Feature of Note Payable	-	-	391,958	-	-	391,958
Warrants issued in conjunction with Convertible Notes Payable	-	-	888,371	-	-	888,371
Adjusted balance at June 30, 2021	118,533,933	$118,534	$25,208,633	$-	$(19,545,760)	$5,601,407

Share issuance	798,414	798	199,000	-	-	199,798
Share issuance in exchange for services	633,707	634	239,853	-	-	240,487
Share issuance for interest payment on note payable	92,127	92	23,317	-	-	23,409
Stock-based compensation	-	-	68,628	-	-	68,628
Stock options issued and outstanding	-	-	258,003	-	-	258,003
Beneficial Conversion Feature of Note Payable	-	-	85,250	-	-	85,250
Net loss	-	-	-	-	(2,053,766)	(2,053,766)
Balance at September 30, 2021	120,058,181	$120,058	$25,902,684	$-	$(21,599,526)	$4,423,216

Adjustments:
Interest expense from debt discount amortization related to Beneficial Conversion Feature	-	-	-	-	(320,049)	(320,049)
Beneficial Conversion Feature of Note Payable	-	-	38,555	-	-	38,555
Warrants issued in conjunction with Convertible Notes Payable	-	-	40,408	-	-	40,408
Adjusted balance at September 30, 2021	120,058,181	$120,058	$25,981,647	$-	$(21,919,575)	$4,182,130

CRYOMASS TECHNOLOGIES INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended September 30, 2021
	Previously Reported	Adjustments	Revised
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss from continuing operations	$(6,286,944)	$(508,831)	$(6,795,775)
Adjustments to reconcile net loss to net cash used in operating activities from continuing operations:
Depreciation and amortization expense	21,832	-	21,832
Amortization of debt discount	30,861	508,831	539,692
Stock-based compensation expense	2,400,976	-	2,400,976
Fair value of common stock issued pursuant to service and advisory agreements	291,096	-	291,096
Change in operating assets and liabilities:
Prepaid expenses	(57,129)	-	(57,129)
Accounts payable and accrued expenses	876,417	-	876,417
Net cash used in operating activities from continuing operations	(2,722,891)	-	(2,722,891)
Net cash provided by operating activities from discontinued operations	(347,204)	-	(347,204)
Net cash used in operating activities	(3,070,095)	-	(3,070,095)

4. Going Concern Uncertainty, Financial Conditions and Management’s Plans

The Company believes it has sufficient cash available, in addition to cash expected to be available from lease payments and royalty payments in connection with future revenue generation, to fund its anticipated level of operations for at least the next twelve months. As of September 30, 2022, the Company had working capital of $2,031,369 and cash balance of $3,129,736. The Company estimates that it needs approximately $4,000,000 over the next twelve months. The Company has capital expenditure requirements ranging from zero to $6,600,000 depending on how many trichome separation units are ordered during the next twelve months, but upfront lease payments are expected to offset each unit ordered. However, if needed, the Company also has available to it a facility that can be used to put shares to an investment fund in return for cash. The dollar amount of each put is determined by a formula which is based on trading volumes and prices of our shares. Based on current trading volumes and prices, we estimate that approximately $100,000 could be available every two weeks until we reach the facility limit of $10,000,000 or the end of 2023, whichever comes first. We believe that the combination of available cash, lease payments and royalty payments from revenue generation and the facility described above will be sufficient to meet our anticipated costs going forward.

While management believes the Company has sufficient cash available to support an anticipated level of operations for at least the next twelve months, the continuation of our company as a going concern is dependent upon the continued financial support from our shareholders, the ability of our company to obtain necessary equity or debt financing to continue operations, and ultimately the attainment of profitable operations. For the nine months ended September 30, 2022, our company used $3,853,376 of cash for operating activities, incurred a net loss of $4,811,135 and has an accumulated deficit of $33,399,973 since inception.

On March 11, 2020, the 2019 novel coronavirus (“COVID-19) was characterized as a “pandemic.”  The Company’s operations were impacted during the year in the United States. The impact of COVID-19 developments and uncertainty with respect to the economic effects of the pandemic has introduced significant volatility in the financial markets.

The Company assessed certain accounting matters that require consideration of forecasted financial information, including, but not limited to, the carrying value of the Company’s goodwill, intangible assets, and other long-lived assets, and valuation allowances in context with the information reasonably available to the Company and the unknown future impacts of COVID-19 as of September 30, 2022 and through the date of this report. The Company’s future assessment of the magnitude and duration of COVID-19, as well as other factors, could result in material impacts to the Condensed Consolidated Financial Statements in future reporting periods.

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

Effective December 31, 2021, the Company entered into an asset purchase agreement involving its VIE with Critical Mass Industries, Inc. and John Knapp, the sole shareholder of Critical Mass Industries, Inc., to divest its discontinued operations, where the buyer assumes all assets and liabilities from the Company. Therefore, with regards to both criteria discussed above, the Company no longer has the power to direct activities, absorb losses, or receive benefits from the VIE and as such will no longer consolidate CMI’s financial results with its own.

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

Discontinued Operations

The Company had no revenues from discontinued operations for the three and nine months ended September 30, 2022. For the three and nine months ended September 30, 2021, Company’s revenue consisted of sales of cannabis and ancillary products to both retail consumers and wholesale customers through its relationship with a VIE, CMI. Revenue for retail customers was recognized upon completion of the transaction in the point of sale system and satisfaction of the sale by providing the corresponding inventory at the retail location. Revenue for wholesale customers was recognized upon acceptance of the physical goods and confirmation by acceptance of the inventory in the regulatory marijuana enforcement tracking reporting compliance (“METRC”) system. Revenue was recognized upon transfer of control of promised products to customers, generally as risk of loss passes, in an amount that reflected the consideration CMI expected to receive in exchange for those products. Taxes collected from customers, which was subsequently remitted to governmental authorities, were excluded from revenue.

Retail customer loyalty liabilities were recognized in the period in which they were incurred and were often retired without being utilized. Shipping and handling costs were expensed as incurred and are included in cost of sales.

CMI operated in a highly regulated environment in which state regulatory approval was required prior to the customer being able to purchase the product, either through the Colorado Marijuana Enforcement Division for wholesale clients or the Colorado Department of Public Health and Environment for medical patients.

Expenses

Operating Expenses

Operating expenses encompass personnel costs, research and development expenses, general and administrative expenses, professional and legal fees and depreciation and amortization related to the property and equipment and intangibles acquired through the acquisition of Cryocann. Personnel costs consist primarily of consulting expense and administrative salaries and wages. General and administrative expenses are comprised of travel expenses, accounting expenses, stock-based compensation, and board fees. Professional services are principally comprised of outside legal and professional fees.

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

Indefinite-lived intangible assets established in connection with business combinations consist of in process research and development and internal-use software. Intangible assets with indefinite lives are recorded at their estimated fair value at the date of acquisition. Once in process research and development is placed in service, it will be amortized over the estimated useful life. Internal-use software costs recognized as an intangible asset relates to capitalizable costs of computer software obtained for internal-use as defined by the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 350-40-30-1. All other internal-use software costs are expensed as incurred by the Company. Amortization will be recorded straight-line over the estimated useful life of the software once the software is ready for its intended use. As of September 30, 2022, our internal-use software was not ready for its intended use. The estimated useful life for internal-use software will be determined and periodically reassessed based on considerations for obsolescence, technology, competition, and other economic factors.

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

Management concluded that there were no events indicative of goodwill impairment during the nine months ended September 30, 2022.

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

Management concluded that there were no events indicative of identifiable intangible asset impairment during the nine months ended September 30, 2022.

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

As a result of our fair value calculations, we recognized $928,779 and $515,763 of additional paid in capital associated with the value of the warrants and beneficial conversion, respectively, resulting in a total notes payable discount of $1,444,542. As such, no debt discount amortization was recognized during the three and nine months ended September 30, 2022. $320,049 and $508,831 of debt discount amortization was recognized as interest expense during the three and nine months ended September 30, 2021.

Net Loss per Share

The Company follows ASC 260, Earnings Per Share, which requires presentation of basic and diluted earnings per share (“EPS”) on the face of the income statement for all entities with complex capital structures. Net earnings or loss per share is computed by dividing net income or loss by the weighted-average number of common shares outstanding during the period, excluding shares subject to redemption or forfeiture. The Company presents basic and diluted net earnings or loss per share. Diluted net earnings or loss per share reflect the actual weighted average of common shares issued and outstanding during the period, adjusted for potentially dilutive securities outstanding. Potentially dilutive securities are excluded from the computation of the diluted net loss per share if their inclusion would be anti-dilutive. There were 1,313,860 unvested RSU’s considered potentially dilutive securities outstanding as of September 30, 2022 and 2,185,003 unvested RSU’s considered potentially dilutive securities outstanding as of September 30, 2021. Diluted net loss per share is the same as basic net loss per share for each period.

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

As if the acquisition occurred on January 1, 2021, as reported in our pro forma basis, our net loss would have been $2,373,815 and $7,407,987 and our net loss per common share would have been $0.02 and $0.06 for the three and nine months ended September 30, 2021, respectively. Our net sales would have remained unchanged during the period. These pro forma results are not necessarily indicative of the results that actually would have occurred if the acquisition had occurred on the first day of the periods presented, nor does the pro forma financial information purport to represent the results of operations for future periods.

7. Discontinued Operations

In June 2020, the Company’s board of directors adopted a plan to exit the cultivation, manufacturing of infused products and retail distribution businesses through the termination of its VIE relationship with CMI. The Company determined that this event represented a strategic shift having a major effect on the Company’s operations and financial results.

The consolidated statements of operations include the following operating results related to these CMI discontinued operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

Net sales	$-	$1,399,505	$-	$4,713,077
Cost of goods sold, inclusive of depreciation	-	857,281	-	2,982,974
Gross profit	-	542,224	-	1,730,103

Operating expenses:
Personnel costs	-	71,085	-	335,182
General and administrative	-	215,497	-	703,909
Legal and professional fees	-	5,550	-	35,815
Total operating expenses	-	292,132	-	1,074,906
Gain from operations	-	250,092	-	655,197

Other income (expenses):
Interest expense	-	-	-	(49,803)
Loss on foreign exchange	-	-	-	-
Total other expenses	-	-	-	(49,803)
Net gain from discontinued operations, before taxes	-	250,092	-	605,394
Income taxes	-	-	-	-
Net gain from discontinued operations	$-	$250,092	$-	$605,394

8. Property and Equipment, Net

Property and equipment, net, of $349,586 and $225,000 as of September 30, 2022 and December 31, 2021, respectively, consisted entirely of machinery and equipment.

As of September 30, 2022, our machinery and equipment was not capable of producing a unit of product that is saleable. On October 24, 2022, our machinery and equipment was able to produce a commercially viable unit and we began depreciating the machine at that time.

9. Goodwill and Intangible Assets

The carrying value of goodwill was $1,190,000 as of September 30, 2022 and December 31, 2021.

The following tables summarize information relating to the Company’s identifiable intangible assets as of September 30, 2022 and December 31, 2021:

	September 30, 2022
	Estimated Useful Life (Years)	Gross Amount	Accumulated Amortization	Carrying Value
Amortized
Patent	10 years	$873,263	$(109,158)	$764,105
Indefinite-lived
In-process research and development	Indefinite	3,209,000	-	3,209,000
Internal-use software	Indefinite	53,186	-	53,186
Total identifiable intangible assets		$4,135,449	$(109,158)	$4,026,291

	December 31, 2021
	Estimated Useful Life (Years)	Gross Amount	Accumulated Amortization	Carrying Value
Amortized
Patent	10 years	$873,263	$(43,663)	$829,600
Indefinite-lived
In-process research and development	Indefinite	3,209,000	-	3,209,000
Total identifiable intangible assets		$4,082,263	$(43,663)	$4,038,600

Amortization expense was $21,832 and $65,495 for the three and nine months ended September 30, 2022, respectively, and was $21,832 for the three and nine months ended September 30, 2021.

10. Loans Receivable

As a result of new agreements entered with CMI on December 31, 2021, as further detailed in Note 1 above, we received a $6,600,000 promissory note due to us no later than December 31, 2023, of which we determined the net realizable value of the gross amount of the note was $3,600,000. In consideration of the loan receivable, we conveyed to CMI, any and all manufacturing, grow equipment, and retail-related assets and other assets Seller owned in the state of Colorado and were used by CMI subsidiaries in the course of business, including client lists and appertaining intellectual property, as well as all liabilities related to these assets. During the first quarter of 2022, the Company issued an additional $620,000 in loans to CMI, which is included in the loan receivable balance on the condensed consolidated balance sheets.

11. Debt

On July 27, 2020, the Company entered into a subscription agreement consisting of 1) a convertible note and 2) warrants. The 1) convertible note had a face value of $250,000, matured August 1, 2022, and accrues interest at 8% per annum. The note was convertible into 2,500,000 shares of the Company’s common stock at a conversion price of $0.10 per share. The beneficial conversion feature was accounted for in accordance with ASC 470-20 Debt with Conversion and Other Options and the resulting debt discount was amortized over the life of the note. The note was fully repaid on August 10, 2022. As of December 31, 2021, the net carrying amount was $177,083, which consisted of the $250,000 convertible note and $72,917 unamortized debt discount. The warrants were exercisable to purchase an additional 2,500,000 shares of common stock at $0.25 per share and expired on August 1, 2022.

On August 26, 2020, the Company entered into a $600,000 loan agreement, which accrued interest at 84% per annum. On January 25, 2021, the Company refinanced this loan at 93.6%, to obtain additional funding. The loan was fully repaid on April 27, 2021.

On March 18, 2021, the Company entered into a $225,000 note payable, which accrued interest at 15% per annum. The note was fully repaid on May 7, 2021.

Between March 29, 2021 and July 6, 2021, the Company entered into a series of similar subscription agreements with either domestic or non-US accredited investors, respectively (each, a “Initial Tranche Subscription Agreement (US)” and, respectively, “Initial Tranche Subscription Agreement (non-US)”) pursuant to which the Company issued and sold to certain accredited investors, in the initial tranche of a non-brokered private placement (the “Private Placement”), an aggregate 3,000 units (“Units”), each Unit representing (i) one $1,000 principal amount term note providing for an optional conversion into shares of Company common stock at a price of $0.20 per share (each the “Initial Convertible Term Note”) and (ii) a common share warrant for the purchase of 5,000 shares of Company common stock at an exercise price of $0.40 per share (each an “Initial Warrant”), for aggregate net proceeds of $3,000,000. The Initial Convertible Term Notes would have matured on March 31, 2022 had they not all been converted and the Initial Warrants expire unless exercised by on March 31, 2023. Interest accrued on these notes at a rate of 12% per annum payable on a quarterly basis.

Between May 11, 2021 and July 6, 2021, the Company entered into a series of substantially similar subscription agreements with either domestic or non-US investors (each, a “Subscription Agreement (US)”, and, respectively, “Subscription Agreement (non-US)”) pursuant to which the Company issued and sold to certain accredited investors, in the second tranche of the Private Placement, an aggregate 1,900 units (“Units”), each Unit representing (i) one $1,000 principal amount term note (each a “Convertible Term Note”) providing for an optional conversion into shares of Company common stock at a price of $0.20 per share and (ii) a common share warrant for the purchase of 5,000 shares of Company common stock at an exercise price of $0.40 per share (each a “Warrant”), for additional aggregate net proceeds of $1,900,000. The Convertible Term Notes and Warrants had a maturity of September 30, 2022 and the Warrants expire unless exercised by April 30, 2023. Interest accrued at a rate of 12% per annum payable on a quarterly basis.

All notes were converted during the fourth quarter of 2021.

On August 20, 2021, the Company entered into a $300,000 loan agreement, which accrued interest at 91.23% per annum. Payment was due on a weekly basis up to the maturity date of May 27, 2021. The loan was fully repaid on October 19, 2021.

On September 15, 2022, the Company entered into a $2,000,000 loan agreement which accrues interest at 12% per annum, payable quarterly. The full principal amount is due on October 1, 2024.

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

On August 19, 2021, the Company entered into a loan agreement of $237,590 with its Chief Executive Officer, Christian Noel. The note accrued interest at 14% per annum and was repaid on October 22, 2021.

On November 15, 2021, the Company issued 250,000 common shares and warrants, respectively, to Christian Noel in exchange for $50,000. In addition, the Company issued 760,000 common shares and warrants, respectively, to Trichome Capital Inc. in exchange for $152,000. Christian Noel has voting and investment control of Trichome Capital Inc.

On November 15, 2021, the Company issued 760,000 common shares and warrants, respectively, to Health Diplomats Pte Ltd in exchange for $152,000. Delon Human, one of our independent directors, owns 100% of Health Diplomats Pte Ltd.

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

From July to September 2022, the Company issued 416,667 shares of common stock in exchange for services, 1,000,000 shares from sale of common stock, and 150,000 shares related to vesting of employee RSU grants. Additionally, 92,127 shares were cancelled related to an interest payment that was paid in cash.

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

A summary of the Company’s RSU award activity for the nine months ended September 30, 2022 is as follows:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2021	2,200,003	$0.45
Granted	1,469,511	0.27
Vested	(1,735,529)	0.49
Forfeited	-	-
Outstanding at March 31, 2022	1,933,985	$0.27
Granted	510,000	0.35
Vested	(1,135,000)	0.28
Forfeited	(50,000)	0.17
Outstanding at June 30, 2022	1,258,985	0.20
Granted	69,875	0.26
Vested	(15,000)	0.20
Forfeited	-	-
Outstanding at September 30, 2022	1,313,860	0.30

The total fair value of RSUs vested during the three and nine months ending September 30, 2022 was $3,000 and $1,168,600, respectively. The total fair value of RSUs vested during the three and nine months ending September 30, 2021 was $0 and $2,851,102, respectively. As of September 30, 2022, there was $203,224 of unrecognized stock-based compensation cost related to non-vested RSU’s, which is expected to be recognized over the remaining vesting period.

Stock-based compensation expense relating to RSU’s was $89,230 and $299,140 for the three and nine months ending September 30, 2022, respectively. Stock-based compensation expense relating to RSU’s was $68,328 and $1,410,173 for the three and nine months ending September 30, 2021, respectively. Stock-based compensation for the three months ending September 30, 2022 consisted of equity awards forfeited, granted and vested to employees, directors and consultants of the Company in the amount of $5,313, $83,917, and $0, respectively. Stock-based compensation for the nine months ending September 30, 2022 consisted of equity awards forfeited, granted and vested to employees, directors and consultants of the Company in the amount of $29,101, $265,193, and $4,846, respectively. Expenses for stock-based compensation is included on the accompanying consolidated statements of operations in general and administrative expense.

Stock Option Awards

A summary of the Company’s stock option activity for the nine months ended September 30, 2022 is as follows:

	Stock Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2021	8,500,000	$0.18	9.2	$1,579,108
Granted and vested	-	-	-	-
Forfeited	-	-	-	-
Outstanding at March 31, 2022	8,500,000	$0.18	9.0	$1,579,108
Granted and vested	-	-	-	-
Forfeited	-	-	-	-
Outstanding at June 30, 2022	8,500,000	$0.18	8.7	$1,579,108
Granted and vested	-	-	-	-
Forfeited	-	-	-	-
Outstanding at September 30, 2022	8,500,000	$0.18	8.5	$1,579,108

During the three and nine months ended September 30, 2022, the Company did not issue any stock options. During the three and nine months ended September 30, 2021, the Company issued 1,000,000 and 5,000,000 stock options, respectively.

During the year ended December 31, 2021, the Company issued warrants with the option to purchase 73,950,000 common shares at an exercise price of $0.40 per share. Of these warrants, 15,000,000 shares expire on March 31, 2023, 9,500,000 expire on April 30, 2023, 1,000,000 expire on September 17, 2023, 9,000,000 expire on October 15, 2023, 9,510,000 expire on October 26, 2023, 190,000 expire on November 2, 2023, 4,560,000 expire on November 10, 2023, 1,940,000 expire on November 15, 2023, 750,000 expire on November 17, 2023, and 22,500,000 expire on November 10, 2024. During the three and nine months ended September 30, 2022, 220,500 warrants were exercised at $0.30 per share.

The fair value of these warrants is $1,867,960, which is reflected in additional paid in capital.

14. Income Taxes

In accordance with ASC 740-270, the Company calculates the interim tax expense based on an annual effective tax rate (“AETR”). The AETR represents the Company’s estimated effective tax rate for the year based on full year projection of tax expense, divided by the projection of full year pretax book loss, adjusted for discrete transactions occurring during the period. The annual effective tax rate for the nine months ended September 30, 2022 was 0.0%,

As of September 30, 2022, the Company has recorded no income tax liability.

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

There are no other leases that meet the reporting standards of ASU Topic 842 as the Company does not have any leases with a term exceeding twelve months. There were no lease payments not accounted for under ASU Topic 842 for the three and nine months ended September 30, 2022, respectively. Other lease payments not accounted for under ASU Topic 842 total $16,190 and $46,706 for the three and nine months ended September 30, 2021, respectively.

An ROU asset of $1,411,461 was recognized upon the CMI Transaction. The right of use assets and lease liabilities assumed from the CMI transaction were disposed of as part of the disposal of our discontinued operations, which is described in further detail above.

The present value of the liabilities decreased by $0 and $150,259 for the three months ended September 30, 2022 and 2021, respectively, and by $0 and $363,707 for the nine months ended September 30, 2022 and 2021, respectively. This balance is included in the operating section of the statement of cash flows for the nine months ended September 30, 2022 and 2021. Operating lease cost was approximately $0 and $169,326 for the three months ended September, 2022 and 2021, respectively, and was approximately $0 and $495,360 for the nine months ended September 30, 2022 and 2021, respectively.

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

16. Subsequent Events

On November 6, 2022, the Company entered into a non-binding term sheet outlining the principal terms of a license agreement with a California-based company for the deployment of twelve (12) Trichome Separator Units (the “Units”) over exclusive territories covering the states of California, Pennsylvania, New Jersey, New York and Florida. The rental/royalty deal provides for licensing of the Company’s patented Cryogenic Separation of Plant Material technology for use in cannabis biomass processing as well as leasing of the Units. The agreement, when completed, provides for upfront license fees totaling $10,200,000 payable between closing of the agreement and June 30, 2023, plus lease payments equaling 50% of net revenue (gross revenue minus certain agreed operating and administrative costs) from the processing of the cannabis biomass. The term of the agreement is five years. The agreement is subject to completion of documentation.

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

General Overview

Cryomass Technologies Inc (“Cryomass Technologies” or the “Company”) began as Auto Tool Technologies Inc., which was incorporated under the laws of the State of Nevada on May 10, 2011. The Company’s name was changed to AFC Building Technologies Inc. effective January 10, 2014. Effective April 26, 2018, the Company changed its name to First Colombia Development Corp. Effective October 14, 2019, the Company changed its name to Redwood Green Corp. Effective September 1, 2020, the Company changed its name to Andina Gold Corp. On July 15, 2021, the Company entered into a plan of merger with its wholly-owned subsidiary, Cryomass Technologies Inc a Nevada corporation, for the purpose of changing the name of the Company to Cryomass Technologies Inc. effective August 27, 2021. Our stock trading symbol is CRYM.

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

On July 15, 2019, the Company, through its wholly owned subsidiary Good Acquisition Co., entered into a Membership Interest Purchase Agreement to acquire intellectual property and other assets of Critical Mass Industries LLC DBA Good Meds (“CMI” and/or “Good Meds”), a Colorado limited liability company (“CMI Transaction”). CMI is licensed by the Marijuana Enforcement Division of Colorado Department of Revenue. Under the terms of the Membership Interest Purchase Agreement, CMI retained the cannabis license, inventory and accounts receivable (the “Cannabis License Assets”) and continued to operate the cannabis business related to those assets. In consideration for the transfer of the acquired assets, the Company delivered 13,553,233 shares of the Company common stock, in addition to $1,999,770 in cash to CMI.

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

In August 2020, the Company established a wholly owned Colombian subsidiary, Andina Gold Colombia SAS for the purpose of exploring unique opportunities for gold exploration in Columbia. In December 2020, due to the death of the top geologist exploring opportunities on behalf of the Company, and the effects of the ongoing Coronavirus pandemic, the Company determined that pursuit of gold exploration in Colombia was no longer a practical alternative.

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

To develop and commercialize the technology, we contracted with an independent engineering and manufacturing firm to refine the design of our cryo-mechanical system for the handling of harvested hemp, cannabis and other high-value plants. The system exploits CryoMass’s U.S.-patented process for the controlled application of liquid nitrogen to stabilize and separate the structural elements of gross plant material. The system, which we now call the CryoMass Trichome Separation System is fully developed and optimized for the low-cost collection of fully intact hemp and cannabis trichomes. It can be used within minutes after plants have been cut and can also efficiently capture trichomes from fresh frozen or even dried plant parts, including trim. The device’s through-put capacity is to be approximately 600 kilograms of gross plant material per hour. The advanced design for the equipment has been completed, and testing of a prototype machine is currently un The engineering and manufacturing firm has indicated that it has the capacity to build 10 to 15 such devices per month. The first functional “beta” machine has completed field testing. The Company is currently negotiating a license arrangement with a third party to deploy twelve trichome separation units at the prospective partner’s facility in California and other locations, with the intention of starting commercial operations shortly thereafter.

Management believes the CryoMass system will deliver a compelling combination of cost and time savings while enhancing product quality and quantity for largescale cultivators and processors of hemp and cannabis. The use of a CryoMass system – which can be trucked to and operated on the fields of most large hemp and cannabis growers or be permanently installed at a user’s processing facility – should eliminate many of the costs that come with traditional practices, especially the labor, fuel and capital costs of drying and curing hemp or cannabis that is grown for the extraction of end products. With traditional practices, harvested plants are transported to a specially constructed drying house and then treated for a week or longer under controlled conditions of temperature and humidity. It’s a costly method. With our system, harvested plants are simply fed into the front end of a CryoMass trichome separation system, and minutes later fully intact trichomes are collected at the back end of the unit. With traditional practices and their seven-to-ten days of handling and drying, a large share of a plant’s valuable trichomes break off and are lost. Then the remaining trichomes are damaged by long exposure to oxygen and by the evaporation of their volatile terpenes. The CryoMass system, on the other hand, stabilizes and collects fully intact trichomes at harvest, leaving no opportunity for such wasteful loss. Field-captured trichomes are the cleanest element of a hemp or cannabis plant because, unlike the rest of the plant, trichomes do not readily take up heavy metals, pesticides or other common soil contaminants. As a product for end-users, field-captured trichomes are closest to being contaminant free. As feedstock for manufacturers of extracts and oils, they are the key to the purest products possible.

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

On November 17, 2021, we announced the completion of a $10.3 million equity financing. The financing and the earlier conversion of substantially all the company’s debt into common stock left the Company with adequate resources for our planned business development. In connection with the financing, 1,010,000 shares and 760,000 shares of CryoMass Technologies common stock were purchased by CEO Christian Noël and Chairman of the Board Delon Human, respectively, either individually or through entities controlled by them.

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

On June 23, 2021, the Company consummated purchase of assets of Cryocann USA Corp through its wholly-owned subsidiary Cryomass LLC. We have finalized research and development work of our patented technology. We have completed commercial-scale testing of the system and have been targeting specific markets and industries to employ this ground-breaking technology.

Management believes the CryoMass system will deliver a compelling combination of cost and time savings while enhancing product quality and quantity for largescale cultivators and processors of hemp and cannabis. The use of a CryoMass system should eliminate many of the costs that come with traditional practices, especially the labor, fuel and capital costs of drying and curing hemp or cannabis that is grown for the extraction of end products. With traditional practices, harvested plants are transported to a specially constructed drying house and then treated for a week or longer under controlled conditions of temperature and humidity. It’s a costly method. With our system, harvested plants are simply fed into the front end of a CryoMass trichome separation system, and minutes later fully intact trichomes are collected at the back end of the unit. With traditional practices and their seven-to-ten days of handling and drying, a large share of a plant’s valuable trichomes break off and are lost. Then the remaining trichomes are damaged by long exposure to oxygen and by the evaporation of their volatile terpenes. The CryoMass system, on the other hand, stabilizes and collects fully intact trichomes at harvest, leaving no opportunity for such wasteful loss. Field-captured trichomes are the cleanest element of a hemp or cannabis plant because, unlike the rest of the plant, trichomes do not readily take up heavy metals, pesticides or other common soil contaminants. As a product for end-users, field-captured trichomes are closest to being contaminant free. As feedstock for manufacturers of extracts and oils, they are the key to the purest products possible.

Because the trichomes collected from CryoMass system represent only 10% or so of a plant’s weight and volume, they are cheaper to ship and store than gross plant material. For the same reason and because trichomes are free of the waxes and other unwanted materials found in the rest of the plant, processing trichomes into oils and extracts can be far quicker, cheaper and easier than processing gross plant material. Even trichomes captured from dried or frozen plant parts deliver this cost-saving advantage to processors of oils and extracts. The three-dimensional advantage achievable with the CryoMass system – first-stage cost savings, product enhancement and downstream cost savings – can as much as double a crop’s wholesale value. And in some jurisdictions, users may enjoy a reduction in excise taxes levied on cannabis and hemp harvests, which typically are tied to the gross weight of hemp or cannabis that is removed from the field.

Results of Operations for the Three Months Ended September 30, 2022 and 2021

Our operating results for the three months ended September 30, 2022 and 2021 are summarized as follows:

	For the Three Months Ended September 30,		Change
	2022	2021	Dollars	Percentage
Net sales	$-	$-	$-	0%
Cost of goods sold, inclusive of depreciation	-	-	-	0%
Gross profit	-	-	-	0%
Total operating expenses	1,253,826	2,056,476	(802,650)	-39%
Loss from operations	(1,253,826)	(2,056,476)	802,650	-39%
Total other expenses	25,413	(567,431)	592,844	-104%
Net loss from continuing operations, before taxes	(1,228,413)	(2,623,907)	1,395,494	-53%
Income taxes	-	-	-	0%
Net loss from continuing operations	$(1,228,413)	$(2,623,907)	$1,395,494	-53%
Net income / (loss) from disc. operations, net of tax	$-	$250,092	$(250,092)	-100%
Net loss	$(1,228,413)	$(2,373,815)	$1,145,402	-48%

Our operating results for the three months ended September 30, 2022 and 2021, relating to our former variable interest entity, CMI, are classified as discontinued operations above and summarized as follows:

	For the Three Months Ended September 30,		Change
	2022	2021	Dollars	Percentage
Net sales	$-	$1,399,505	$(1,399,505)	-100%
Cost of goods sold, inclusive of depreciation	-	857,281	(857,281)	-100%
Gross profit	-	542,224	(542,224)	-100%
Total operating expenses	-	292,132	(292,132)	-100%
Gain / (loss) from operations	-	250,092	(250,092)	-100%
Total other expenses	-	-	-	0%
Net income / (loss), before taxes	-	250,092	(250,092)	-100%
Income taxes	-	-	-	0%
Net income / (loss)	$-	$250,092	$(250,092)	-100%

Net Sales and Cost of Goods Sold

There were no net sales related to continuing operations for the three months ended September 30, 2022 and 2021. CMI had no net sales for the three months ended September 30, 2022. CMI net sales were $1,399,505 for the three months ended September 30, 2021, of which $943,012 was related to medical retail, $456,540 was related to medical wholesale, $(47) was related to recreational wholesale and $0 was related to other revenues. The overall decrease in CMI net sales for the three months ended September 30, 2022 compared to the three months ended September 30, 2021 was $1,399,505, or 100%, which is which is attributable to the Company’s disposal of its discontinued operations as of December 31, 2021.

There were no cost of goods sold related to continuing operations for the three months ended September 30, 2022 and 2021, respectively. CMI had no cost of goods sold for the three months ended September 30, 2022. CMI’s cost of goods sold were $857,281 for the three months ended September 30, 2021, representing a decrease of $857,281 or 100%. This decrease is attributable to the Company’s disposal of its discontinued operations as of December 31, 2021.

Operating Expenses

Operating expenses encompass personnel costs, general and administrative expenses, and legal and professional fees. Total operating expenses were $1,253,826 for the three months ended September 30, 2022 as compared to $2,056,476 for the three months ended September 30, 2021. The decrease of $802,650, or 39%, was primarily attributable to the following changes in operating expenses of:

●	Personnel costs - $471,388 decrease

●	General and administrative expenses - $183,760 decrease

The decrease of $471,388, or 39%, in personnel costs is primarily due to a large employee signing bonus and consulting contracts for investor relations and equipment testing in 2021. The decrease of $183,760, or 38%, in general and administrative expenses is primarily due to the fact that the Company incurred significant stock options costs during the three months ending September 30, 2021.

CMI operating expenses encompass personnel costs, general and administrative, legal and professional fees, and amortization expense. Total operating expenses for CMI were $0 and $292,132 for the three months ending September 30, 2022 and 2021, respectively, representing a decrease of $292,132, or 100%. This decrease was attributable to the Company’s disposal of its discontinued operations as of December 31, 2021.

Other Expense

Other expense for the three months ending September 30, 2022 consisted of $19,636 interest expense and $45,049 gain on foreign exchange. Other expense for the three months ending September 30, 2021 consisted of $590,601 interest expense and $23,170 gain on foreign exchange. The decrease in interest expense was a result of fully converting $4,900,000 of notes payable into common shares during Q4 2021. The loss on foreign exchange relates to a payable agreement with Cryomass LLC’s supplier.

CMI had no other expense for the three months ending September 30, 2022 and 2021.

Net Loss

For the foregoing reasons, we had a net loss of $1,228,413 for the three months ending September 30, 2022, or $0.01 net loss per common share – basic and diluted, compared to a net loss of $2,373,815 for the three months ending September 30, 2021, or $0.02 net loss per common share – basic and diluted.

Results of Operations for the Nine Months Ended September 30, 2022 and 2021

Our operating results for the nine months ended September 30, 2022 and 2021 are summarized as follows:

	For the Nine Months Ended September 30,		Change
	2022	2021	Dollars	Percentage
Net sales	$-	$-	$-	0%
Cost of goods sold, inclusive of depreciation	-	-	-	0%
Gross profit	-	-		0%
Total operating expenses	4,797,859	5,689,625	(891,766)	-16%
Loss from operations	(4,797,859)	(5,689,625)	891,766	-16%
Total other expenses	(13,276)	(1,106,150)	1,092,874	-99%
Net loss from continuing operations, before taxes	(4,811,135)	(6,795,775)	1,984,640	-29%
Income taxes	-	-	-	0%
Net loss from continuing operations	$(4,811,135)	$(6,795,775)	$1,984,640	-29%
Net income from discontinued operations, net of tax	$-	$605,394	$(605,394)	-100%
Net loss	$(4,811,135)	$(6,190,381)	$1,379,246	-22%

Our operating results for the nine months ended September 30, 2022 and 2021, relating to our former variable interest entity, CMI, are included above and summarized as follows:

	For the Nine Months Ended September 30,		Change
	2022	2021	Dollars	Percentage
Net sales	$-	$4,713,077	$(4,713,077)	-100%
Cost of goods sold, inclusive of depreciation	-	2,982,974	(2,982,974)	-100%
Gross profit	-	1,730,103	(1,730,103)	-100%
Total operating expenses	-	1,074,906	(1,074,906)	-100%
Gain / (loss) from operations	-	655,197	(655,197)	-100%
Total other expenses	-	(49,803)	(49,803)	-100%
Net income, before taxes	-	605,394	(605,394)	-100%
Income taxes	-	-	-	0%
Net income	$-	$605,394	$(605,394)	-100%

Net Sales and Cost of Goods Sold

There were no net sales related to continuing operations for the nine months ended September 30, 2022 and 2021. CMI contributed no net sales for the nine months ended September 30, 2022. CMI net sales were $4,713,077 for the nine months ended September 30, 2021, of which $3,196,912 was related to medical retail, $1,525,132 was related to medical wholesale, $8,963 was related to recreational wholesale, and $(17,930) was related to other revenues. The overall decrease in CMI net sales for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 was $4,713,077, or 100%.

There were no cost of goods sold related to continuing operations for the nine months ended September 30, 2022 and 2021. CMI contributed no cost of goods sold for the nine months ended September 30, 2022. CMI’s cost of goods sold were $2,982,974 for the nine months ended September 30, 2021, representing a decrease of $2,982,974 or 100%. This decrease is attributable to the Company’s disposal of its discontinued operations as of December 31, 2021.

Operating Expenses

Operating expenses encompass personnel costs, general and administrative expenses, and legal and professional fees. Total operating expenses were $4,797,859 for the nine months ended September 30, 2022 as compared to $5,689,625 for the nine months ended September 30, 2021. The decrease of $891,766, or 16%, was primarily attributable to the following:

●	General and administrative expenses - $2,025,786 decrease

●	Legal and professional fees - $1,539,371 increase

The $2,025,786, or 71%, decrease in general and administrative expenses is primarily due to the fact that the Company incurred additional stock-based compensation expense during the nine months ending September 30, 2021 related to new CEO Christian Noel’s employment agreement and stock options granted for the Cryocann Acquisition. The 1,539,371, or 193%, increase in legal and professional fees primarily resulted from the fact that the Company incurred a number of large expenses for its primary investor relations consultant.

CMI operating expenses encompass personnel costs, general and administrative, legal and professional fees, and amortization expense. Total operating expenses for CMI were $0 and $782,774, respectively, for the nine months ended September 30, 2022 and 2021, which represents a decrease of $782,774 or 100%.

Other Expense

Other expense for the nine months ending September 30, 2022 consisted of $90,894 interest expense and $77,618 gain on foreign exchange. Other expense for the nine months ending September 30, 2021 consisted of $1,152,858 interest expense and $46,708 gain on foreign exchange. The decrease in interest expense was a result of fully converting $4,900,000 of notes payable into common shares during Q4 2021. The loss on foreign exchange relates to a payable agreement with Cryomass LLC’s supplier.

CMI contributed no other expense for the nine months ending September 30, 2022. CMI’s other expense during the three months ending September 30, 2021 consisted of $49,803 interest expense, which primarily relates to the related party note.

Net Loss

For the foregoing reasons, we had a net loss of $4,811,135 for the nine months ending September 30, 2022, or $0.02 net loss per common share – basic and diluted, compared to a net loss of $6,190,381 for the nine months ending September 30, 2021, or $0.04 net loss per common share – basic and diluted.

Liquidity, Capital Resources and Cash Flows

The Company believes it has sufficient cash available, in addition to cash expected to be available from lease payments and royalty payments in connection with future revenue generation, to fund its anticipated level of operations for at least the next twelve months. As of September 30, 2022, the Company had working capital of $2,031,369 and cash balance of $3,129,736. The Company estimates that it needs approximately $4,000,000 to cover overhead costs over the next twelve months. The Company has capital expenditure requirements ranging from zero to $6,600,000 depending on how many trichome separation units are ordered over the next twelve months, but upfront lease payments are expected to offset each unit ordered. However, if needed, the Company also has available to it a facility that can be used to put shares to an investment fund in return for cash. The dollar amount of each put is determined by a formula which is based on trading volumes and prices of our shares. Based on current trading volumes and prices, we estimate that approximately $100,000 could be available every two weeks until we reach the facility limit of $10,000,000 or the end of 2023, whichever comes first. We believe that the combination of available cash, lease payments and royalty payments from revenue generation and the facility described above will be sufficient to meet our anticipated costs going forward.

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

Capital Resources

The following table summarizes total current assets, liabilities and working capital for the periods indicated:

	September 30, 2022	December 31, 2021
Current assets	$3,266,373	$6,530,222
Current liabilities	1,235,004	1,882,419
Working capital	$2,031,369	$4,647,803

As of September 30, 2022 and December 31, 2021, we had a cash balance of $3,129,736 and $5,772,839, respectively.

Summary of Cash Flows

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Net cash used in operating activities	$(884,951)	$(1,021,477)	$(3,853,376)	$(3,070,095)
Net cash used in investing activities	$(33,861)	$(191,358)	$(796,603)	$(2,663,045)
Net cash provided by financing activities	$1,860,517	$1,019,281	$2,006,876	$5,641,053

Net used in operating activities

Net cash used in operating activities was $3,853,376 during the nine months ended September 30, 2022. This included a net loss of $4,811,135, a non-cash charge related to amortization of debt discount of $72,917, a non-cash charge related to depreciation and amortization expense of $65,495, a non-cash charge related to share issuances in exchange for services of $546,876, and a non-cash charge related to stock-based compensation of $299,140. This was partially offset by net changes in prepaid expenses, security deposits, and accounts payable and accrued expenses of $26,669.

Net cash used in operating activities was $3,070,095 during the nine months ended September 30, 2021. This included a net loss of $6,795,775, a non-cash charge related to stock-based compensation of $2,400,976, a non-cash charge related to the amortization of debt discount of $30,861, the fair value of common stock issued pursuant to service and advisory agreements of $291,096, a non-cash charge related to depreciation and amortization expense of $21,832 and cash used in operating activities from discontinued operations of $347,204. This was partially offset by net changes in prepaid expenses and accounts payable and accrued expenses of $819,288.

Net cash used in investing activities

Net cash used in investing activities was $796,603 during the nine months ended September 30, 2022, due to the issuance of loans receivable, purchase of property and equipment, and purchase of intangible assets.

Net cash used in investing activities was $2,663,245 during the nine months ended September 30, 2021, primarily due to the purchase of property and equipment for discontinued operations and the CryoCann transaction.

Net cash provided by financing activities

Net cash provided by financing activities for the nine months ended September 30, 2022 was $2,006,876, from proceeds from issuance of common stock of $256,876 and proceeds from notes payable of $1,750,000.

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

Revenue is recognized upon completion of promised services to customers in an amount that reflects the consideration the Company expects to receive in exchange for those services. Taxes collected from customers, which are subsequently remitted to governmental authorities, are excluded from revenue.

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

Effective December 31, 2021, the Company entered into an asset purchase agreement involving its VIE with Critical Mass Industries, Inc. and John Knapp, the sole shareholder of Critical Mass Industries, Inc., to divest its discontinued operations, where the buyer assumes all assets and liabilities from the Company. Therefore, with regards to both criteria discussed above, the Company no longer has the power to direct activities, absorb losses, or receive benefits from the VIE and as such ceased to consolidate with CMI.

Income Taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has adopted ASC 740, Income Taxes as of its inception. ASC 740 prescribes the procedures for recognition and measurement of tax positions taken or expected to be taken in income tax returns. Pursuant to ASC 740 the Company is required to compute tax asset benefits for net operating losses carried forward. The potential benefits of net operating losses have not been recognized in these condensed consolidated financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years. As of September 30, 2022 and December 31, 2021, the Company does not have an accrual relating to uncertain tax positions. It is not anticipated that unrecognized tax benefits would significantly increase or decrease within 12 months of the reporting date.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable for a smaller reporting company.

Item 4. Controls and Procedures

Management’s Evaluation of Disclosure Controls and Procedures

We have carried out an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), to allow timely decisions regarding required disclosures. Based upon that evaluation, our Company’s CEO and CFO concluded that our Company’s disclosure controls and procedures were not effective as of September 30, 2022.

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

Management’s Report on Internal Control Over Financial Reporting

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2022, the end of the annual period covered by this report and according to the criteria established in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

Based on that evaluation, management has concluded that the Company did not maintain effective internal control over financial reporting as of the quarter ended September 30, 2022 due to the existence of significant deficiency in the internal control over financial reporting described below.

A significant deficiency is a deficiency, or a combination of deficiencies, in internal controls over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Management has determined that we did not maintain effective internal controls over financial reporting as of the quarter ended September 30, 2022 due to the existence of the following material weaknesses identified by management:

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

Management utilizes external experts to assist the Company with technical accounting expertise needs as deemed necessary and has engaged a consultant to perform a formal assessment and remediation of its internal control’s framework. However, no assurance can be made at this point that the implementation of such controls and procedures will be completed in a timely manner or that they will be adequate once implemented.

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

Management’s Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer (who is also the Company’s principal executive officer), and our chief financial officer (who is also the Company’s principal financial and accounting officer) to allow for timely decisions regarding required disclosure. Thus, in accordance with Rules 13a-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures as of September 30, 2022, which is the end of the period covered by this Form 10-Q. Based on the evaluation of these disclosure controls and procedures, and in light of the significant deficiency found in our internal controls over financial reporting, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective. The ineffectiveness of our disclosure controls and procedures was due to a significant deficiency identified in our internal control over financial reporting.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2022. We have not been able to remediate the significant deficiency described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 and 2020. Our remediation efforts will continue to be implemented throughout our 2022 fiscal year. We believe that the controls that we will be implementing will improve the effectiveness of our internal control over financial reporting. As we continue to evaluate and work to improve our internal control over financial reporting, we may determine to take additional measures to address the significant deficiency or determine to supplement or modify certain of the remediation measures described above.

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

Dated: November 10, 2022

/s/ Christian Noel
Christian Noel
Chief Executive Officer and Director
(Principal Executive Officer)

Dated: November 10, 2022

/s/ Philip Mullin
Philip Mullin
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)