Form 10-K
period 2022-12-31
Cryomass Technologies, Inc.
filed 2023-03-24
CIK 1533030

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

As of June 30, 2022, the last business day of the registrant’s last completed second quarter, the aggregate market value of the common stock held by non-affiliates of the registrant was approximately $38,287,902, based on the June 30, 2022 closing price of the registrant’s common stock, as reported by OTC Markets, Inc. For the purposes of this disclosure, shares of common stock held by each executive officer, director and stockholder known by the registrant to be affiliated with such individuals based on public filings and other information known to the registrant have been excluded since such persons may be deemed affiliates. This determination of affiliate status for the purpose is not necessarily a conclusive determination for other purposes.

As of March 21, 2023, the registrant had 204,216,637 shares of its common stock, par value $0.001 per share, outstanding.

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

ii

PART I

ITEM 1 BUSINESS

Company History

Cryomass Technologies Inc (“Cryomass Technologies” or the “Company”) began as Auto Tool Technologies Inc., which was incorporated under the laws of the State of Nevada on May 10, 2011. The Company’s name was changed to AFC Building Technologies Inc. effective January 10, 2014. Effective April 26, 2018, the Company changed its name to First Colombia Development Corp. Effective October 14, 2019, the Company changed its name to Redwood Green Corp. Effective September 1, 2020, the Company changed its name to Andina Gold Corp. On July 15, 2021, the Company changed its name to Cryomass Technologies Inc and subsequently changed its trading symbol changed to CRYM.

The Company’s principal office is located at 1001 Bannock St., Suite 612, Denver, CO 80204, and its telephone number is 303-416-7208. The Company’s website is www.cryomass.com. Information appearing on the website is not incorporated by reference into this report.

On May 10, 2018, the Company began to establish various business ventures in Colombia through its Colombian subsidiary, First Colombia Devco S.A.S (“Devco”).

On July 1, 2019, the Company acquired 100% of the membership interests in General Extract, LLC, a Colorado limited liability company, in exchange for the shares of Devco. The name of this subsidiary was subsequently changed to Cryomass LLC.

On July 15, 2019, the Company entered into a Membership Interest Purchase Agreement to acquire cannabis-related intellectual property and certain other assets, but not cannabis licenses, of Critical Mass Industries LLC (“CMI”), a Colorado limited liability company.

Effective December 31, 2021, the Company disposed of all CMI-related assets and extinguished any and all related obligations. Therefore, we determined that CMI no longer qualifies as a variable interest entity (“VIE”) as of December 31, 2021.

In August 2020, the Company established a wholly owned Colombian subsidiary, Andina Gold Colombia SAS for this purpose acquiring gold properties in Colombia. However, due to the untimely death of our top geologist, the Company determined that pursuit of gold exploration in Colombia was no longer a practical alternative. In Q1 2022 the respective subsidiary was closed.

On June 22, 2021, the Company entered into an Asset Purchase Agreement with Cryocann USA Corp, a California corporation (“Cryocann”), pursuant to which Company acquired substantially all the assets of Cryocann. The aggregate purchase price was $3,500,000 million in cash and 10,000,000 shares of Company common stock. As part of the Cryocann Acquisition, we retained both Cryocann employees, who have expert knowledge of the industry, related participants, customers and the acquired patented technology. Under their employment agreements, each employee may receive compensation if specific performance targets are met in association with our future operating performance when the Cryocann technology enters the market. The technology and assets acquired from Cryocann are operated from the Company’s subsidiary, Cryomass LLC. The patented cryo-mechanical technology is for the separation of plant materials in the harvesting of hemp and cannabis, and potentially other high value crops such as hops. We believe this technology will reduce processing costs and increases the quality of extracted compounds. We are exploring the application of the underlying technology to a broad range of industries that handle high-value materials and that could benefit from our precision capture methods. We anticipate that cannabis and hemp will be the first in a series of such industries.

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

Canadian Patent no. 3 064 896 “Cryogenic Separation of Plant Material” was filed on May 25, 2018 by two assignors, who assigned it, among other, various other intellectual property rights, to a wholly owned subsidiary of the Company as part of the Cryocann June 22, 2021 transaction. The respective Canadian patent was granted on April 19, 2022. Provided that all patent maintenance fees are paid, the Canadian patent no. 2 064 896 will expire on May 25, 2038.

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

Market Size

Production and processing of hemp and cannabis is a huge, worldwide industry. In the U.S., for example, the wholesale value of the cannabis crop from just the 11 states permitting adult-use and medical cannabis exceeds $6 billion annually.Growth in the U.S. and in the worldwide market is likely fed in part by the growing acceptance of medicinal cannabis products and anticipated legislative changes in various jurisdictions worldwide.

Several other high-value plants, including species that are important for health and wellness products, wrap their valuable elements in trichomes. The technology we are developing for hemp and cannabis may have profitable application to those other species as well.

Recent Developments

The Company recently signed a license and lease arrangement with RedTape Core Partners LLC (“RedTape”) to deploy multiple CryoMass trichome separation units at the prospective partner’s facility in California and other locations, with the intention of starting commercial operations shortly. Under the terms of a multi-state license agreement, RedTape has licensed the patented process and will deploy 12 Trichome Separation systems for a total upfront investment of US$10.2 million payable in installments to CryoMass throughout 2023. CryoMass has agreed to deliver the units to RedTape according to a schedule that extends over 24 months. In addition to the installments, RedTape will pay CryoMass 50% of all net revenue generated by the units over the life of the agreement. The license agreement grants RedTape the exclusive right, subject to agreed-upon distribution and licensing milestones, to distribute the Trichome Separation units and develop the hemp and cannabis processing and extraction markets with CryoMass in states where RedTape has extensive affiliate business operations and alliances. The five states covered by the agreement are California, New York, New Jersey, Florida and Pennsylvania.

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

Although we believe our management team has extensive knowledge of the cannabis and other relevant industries and closely monitors changes in legislation, we also intend to provide equipment and services in an evolving environment that may not develop as expected. Furthermore, our operations continue to evolve under our business plan as we continually assess new strategic opportunities for our business within various areass. Assessing the future prospects of our business is challenging in light of both known and unknown risks and difficulties we may encounter. Growth prospects in the industry can be affected by a wide variety of factors including:

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

We cannot predict the level of market acceptance, or the amount of market share our new products will achieve. We may experience delays in the introduction of new products. Any delays or other problems with our new product launches will adversely affect our performance. In addition, introducing new products can result in decreases in revenues from our existing products. We expect to make substantial investments in product development and refinement. We may need more funding for product development and refinement than is readily available, which could adversely affect our business.

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

Further acquisitions may be necessary to realize our overall corporate strategy. There can be no assurance that we will be able to identify appropriate acquisition targets, successfully acquire identified targets or successfully integrate the business of acquired companies or the assets acquired to realize the full, anticipated benefits of such acquisitions. Our ability to address these issues will determine the extent to which we are able to successfully integrate, exploit and develop the acquired assets and to realize the expected benefits of the Cryocann USA Corp. transactions. Our failure to do so could have a material adverse effect on our performance following the transaction.

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

Our business, results of operations and financial condition may be adversely affected by pandemic infectious diseases,.

Pandemic infectious diseases, such as the COVID-19 pandemic, may adversely impact our business, consolidated results of operations and financial condition. The global spread of COVID-19 has created significant volatility and uncertainty and economic disruption. The extent to which COVID-19 will continue to impact our business, operations and financial results will depend on numerous evolving factors that we may not be able to accurately predict, including: the duration and scope of the pandemic; governmental, business and individuals’ actions that have been and continue to be taken in response to the pandemic; the impact of the pandemic on economic activity and actions taken in response; the effect on our customers and customer demand our services, products and solutions; our ability to sell and provide its services and solutions, including as a result of travel restrictions and people working from home; the ability of our customers to pay for our services and solutions; and any closures of our offices and the offices and facilities of our customers. COVID-19, as well as measures taken by governmental authorities to limit the spread of this or similar viruses, may interfere with the ability of our employees, suppliers, and other business providers to carry out their assigned tasks or supply materials or services at ordinary levels of performance relative to the requirements of our business, which may cause us to materially curtail certain of our business operations. We require additional funding and such funding may not be available to us as a result of contracting capital markets resulting from the COVID-19 or similar pandemics. Any of these events could materially adversely affect our business, financial condition, results of operations and/or stock price.

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

War, terrorism, geopolitical uncertainties, and other related business interruptions have caused and could cause damage or disruption to international commerce and the global economy, and thus could have a material adverse effect on the Company, its suppliers, logistics providers, manufacturing vendors and customers. The Company’s business operations are subject to interruption by, among others, disasters, whether as a result of war, refugee crises, fire, power shortages, nuclear power plant accidents and other industrial accidents, terrorist attacks and other hostile acts, labor disputes, and other events beyond its control. Such events could decrease demand for the Company’s products, make it difficult or impossible for the Company to develop, prototype, make and deliver products to its customers or to receive components from its suppliers, and create delays and inefficiencies in the Company’s supply chain. While the Company’s suppliers are expected to maintain safe working environments and operations, an industrial accident could occur and could result in disruption to the Company’s business and harm to the Company’s reputation. In any event of business interruption, the Company could incur significant losses, require substantial recovery time and experience significant expenditures in order to resume operations.

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

Our Common Share price on the OTCQX has experienced significant price and volume fluctuations. Stock markets in general have experienced extreme price and volume fluctuations, and the market prices of securities have been highly volatile. These fluctuations are often unrelated to operating performance and may adversely affect the market price of the Common Shares. As a result, an investor may be unable to sell any Common Shares such investor acquires at a desired price.

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

The issuance of a large number of shares of our Common Stock could significantly dilute existing stockholders and negatively impact the market price of our Common Stock.

On January 6, 2021, the Company entered into an Equity Purchase Agreement, with Peak One providing that, upon the terms and subject to the conditions thereof, Peak One is committed to purchase, on an unconditional basis, shares of Common Stock (“Put Shares”) at an aggregate price of up to $10 million over the course of the commitment period. Pursuant to the terms of the equity purchase agreement, the purchase price for each of the Put Shares equals 89% of the Market Price on such date on which the Purchase Price is calculated. The Market Price is defined in the EPA as the lesser of the (i) closing bid price of the Common Stock on the Principal Market on the Trading Day immediately preceding the respective Put Date, or (ii) the lowest closing bid price of the Common Shares on the Principal Market for any Trading Day during the Valuation Period. The Valuation Period is defined as the period of seven (7) Trading Days immediately following the Clearing Date associated with the applicable Put Notice. The Valuation Period begins on the first Trading Day following the Clearing Date. As a result, if we sell shares of Common Stock under the equity purchase agreement, we will be issuing Common Stock at below market prices, which could cause the market price of our Common Stock to decline, and if such issuances are significant in number, the amount of the decline in our market price could also be significant. In general, we are unlikely to sell shares of Common Stock under the equity purchase agreement at a time when the additional dilution to stockholders would be substantial unless we are unable to obtain capital to meet our financial obligations from other sources on better terms at such time. However, if we do, the dilution that could result from such issuances could have a material adverse impact on existing stockholders and could cause the price of our common stock to fall rapidly based on the amount of such dilution.

The Selling Securityholders may sell a large number of shares, resulting in substantial diminution to the value of shares held by existing stockholders.

Pursuant to the Equity Purchase Agreement, we are prohibited from delivering a Put Notice to Peak One to the extent that the issuance of shares would cause the Selling Securityholders to beneficially own more than 4.99% of our then-outstanding shares of common stock; provided, however, the Selling Securityholders in their sole discretion can waive this ownership limitation up to 9.99% of our then-outstanding shares of Common Stock. These restrictions however, do not prevent the Selling Stockholder from selling shares of Common Stock received in connection with the Equity Line and then receiving additional shares of Common Stock in connection with a subsequent issuance. In this way, the Selling Securityholders could sell more than 4.99% (or 9.99% if 4.99% ownership limitation is waived) of the outstanding shares of Common Stock in a relatively short time frame while never holding more than 4.99% (or 9.99% if 4.99% ownership limitation is waived) at any one time. As a result, existing stockholders and new investors could experience substantial diminution in the value of their shares of Common Stock. Additionally, we do not have the right to control the timing and amount of any sales by the Selling Securityholders of the shares issued under the Equity Line.

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

Cautionary Note

We have sought to identify what we believe to be the most significant risks to our business, but we cannot predict whether, or to what extent, any of such risks may be realized nor can we guarantee that we have identified all possible risks that might arise. Investors should carefully consider all of such risk factors before making an investment decision with respect to our common stock.

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

ITEM 3 LEGAL PROCEEDINGS

Legal proceedings covering a dispute arising from a past employment agreement is pending against the Company’s former business partner, CMI. In Gaudio v. Critical Mass Industries, LLC et al, CMI’s motion to set aside a default judgment was granted April 26, 2021 and a mandatory mediation settlement conference is scheduled for March 30, 2023. It is possible that there could be adverse developments in the Gaudio case. An unfavorable outcome or settlement of pending litigation could encourage the commencement of additional litigation against CMI or the Company. We and our subsidiaries will record provisions in the consolidated financial statements for pending litigation when we determine that an unfavorable outcome is probable and the amount of the loss can be reasonably estimated. At the present time, while it is reasonably possible that an unfavorable outcome in the Gaudio case may occur, (i) management is unable to estimate the possible loss or range of loss that our Company would undergo that could result from an unfavorable outcome or settlement in Gaudio; and (iii) accordingly, management has not provided any amounts in the consolidated financial statements for an unfavorable outcome in this case, if applicable. Any applicable legal advice costs are expensed as incurred.

ITEM 4 MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5 MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is quoted on the OTC Markets OTCQX Trading Tier under the ticker symbol “CRYM”. The following table sets forth, for the periods indicated, the high and low closing sales prices of our common stock:

Three Months Ended	2022		2021
	High	Low	High	Low
March 31	$0.33	$0.20	$0.26	$0.13
June 30	0.54	0.20	0.45	0.15
September 30	0.38	0.22	0.35	0.17
December 31	0.28	0.17	0.64	0.21

Holders

As of March 21, 2023, there were 320 registered holders of record of our common stock, plus approximately 3,924 additional shareholders owning shares held for them beneficially in brokerage accounts, and we had 204,216,637 common shares issued and outstanding.

Dividend Policy

We have not paid any dividends since our incorporation and do not anticipate the payment of dividends in the foreseeable future. At present, our policy is to retain any earnings to develop and market our services. The payment of dividends in the future will depend upon, among other factors, our earnings, capital requirements and operating financial conditions.

Equity Compensation Plan Information

The Company adopted its 2019 Omnibus Stock Incentive Plan (the “2019 Plan”), and on January 10, 2022, the shareholders approved the 2022 Stock Incentive Plan which then replaced the 2019 Plan (collectively the “Stock Incentive Plans”). The Stock Incentive Plans provide for the issuance of stock options, stock grants and RSUs to employees, directors and consultants. The primary purpose of the Stock Incentive Plans is to enhance the ability to attract, motivate, and retain the services of qualified employees, officers and directors. Any stock incentives granted under the Stock Incentive Plans will be at the discretion of the Compensation Committee of the Board of Directors.

During 2021, the Company granted 6,650,000 restricted stock units (RSU’s) and 5,000,000 vested stock options to directors, employees, and consultants. 6,903,172 RSUs vested, leaving 2,200,003 RSUs and 8,500,000 stock options outstanding as of December 31, 2021. During 2022, the Company granted 2,064,386 restricted stock units (RSU’s) to directors, employees, and consultants. 3,442,116 RSUs vested and 50,000 RSUs were forfeited, leaving 772,273 outstanding as of December 31, 2022. The Company awarded no stock options in 2022. As of December 31, 2022, there were 8,500,000 stock options vested and outstanding.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

We did not sell any equity securities which were not registered under the Securities Act during the year ended December 31, 2022 that were not otherwise disclosed in this annual report on Form 10-K, in our quarterly reports on Form 10-Q, or in our current reports on Form 8-K filed during the year ended December 31, 2022.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fourth quarter of our fiscal year ended December 31, 2022.

ITEM 6 [RESERVED]

Not applicable.

ITEM 7 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

The following discussion and analysis of the results of operations and financial condition for the years ended December 31, 2022 and 2021 should be read in conjunction with our consolidated financial statements and the notes to those consolidated financial statements that are included elsewhere in this Annual Report on Form 10-K. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors. See “Forward-Looking Statements” at the beginning of this report.

General Overview

Cryomass Technologies Inc (“Cryomass Technologies” or the “Company”) began as Auto Tool Technologies Inc., which was incorporated under the laws of the State of Nevada on May 10, 2011. The Company’s name was changed to AFC Building Technologies Inc. effective January 10, 2014. Effective April 26, 2018, the Company changed its name to First Colombia Development Corp. Effective October 14, 2019, the Company changed its name to Redwood Green Corp. Effective September 1, 2020, the Company changed its name to Andina Gold Corp. On July 15, 2021, the Company changed its name to Cryomass Technologies Inc and subsequently changed its trading symbol to CRYM.

The Company’s principal office is located at 1001 Bannock St., Suite 612, Denver, CO 80204, and its telephone number is 303-416-7208. The Company’s website is www.cryomass.com. Information appearing on the website is not incorporated by reference into this report. On May 10, 2018, the Company began to establish various business ventures in Colombia through its Colombian subsidiary, First Colombia Devco S.A.S (“Devco”).

On July 1, 2019, the Company acquired 100% of the membership interests in General Extract, LLC, a Colorado limited liability company, in exchange for the shares of Devco. The name of this subsidiary was subsequently changed to Cryomass LLC.

On July 15, 2019, the Company entered into a Membership Interest Purchase Agreement to acquire cannabis-related intellectual property and certain other assets, but not cannabis licenses, of Critical Mass Industries LLC (“CMI”), a Colorado limited liability company.

Effective December 31, 2021, the Company disposed of all CMI-related assets and extinguished any and all related obligations. Therefore, we determined that CMI no longer qualifies as a variable interest entity (“VIE”) as of December 31, 2021.

In August 2020, the Company established a wholly owned Colombian subsidiary, Andina Gold Colombia SAS for this purpose acquiring gold properties in Colombia. However, due to the untimely death of our top geologist, the Company determined that pursuit of gold exploration in Colombia was no longer a practical alternative. In Q1 2022 the respective subsidiary was closed.

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

To develop and commercialize the technology, we contracted with an independent engineering and manufacturing firm to refine the design of our cryo-mechanical system for the handling of harvested hemp, cannabis and other high-value plants. The system exploits CryoMass’s U.S.-patented process for the controlled application of liquid nitrogen to stabilize and separate the structural elements of gross plant material. The system, which we now call the CryoMass Trichome Separation System is fully developed and optimized for the low-cost collection of fully intact hemp and cannabis trichomes. It can be used within minutes after plants have been cut and can also efficiently capture trichomes from fresh frozen or even dried plant parts, including trim. The device’s through-put capacity is to be approximately 350 kilograms of gross plant material per hour. The advanced design for the equipment has been completed, and testing of a prototype machine is currently underway. The engineering and manufacturing firm has indicated that it has the capacity to build up to 15 such devices per quarter. The first functional “beta” machine has completed field testing. The Company recently signed a license and lease arrangement with a third party to deploy multiple CryoMass trichome separation units at the prospective partner’s facility in California and other locations, with the intention of starting commercial operations shortly.

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

On January 16, 2023, we entered into a Patent License and Equipment Rental Agreement with Redtape Core Partners, LLC. The text of the agreement redated to protect confidential and competitively sensitive information is attached hereto as Exhibit 10.20.

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

Our Current Business

Our business portfolio includes the accounts of Cryomass LLC (formerly known as General Extract), which is controlled by the Company through its 100% ownership interest. The Company dissolved its previously reported VIE relationship with Critical Mass Industries Inc., as of December 31, 2021.

On June 23, 2021, the Company consummated purchase of assets of Cryocann USA Corp through its wholly-owned subsidiary Cryomass LLC. We have finalized research and development work of our patented technology. We have completed commercial-scale testing of the system and have been targeting specific markets and industries to employ this ground-breaking technology.

The Company recently signed a license and lease arrangement with RedTape Core Partners LLC (“RedTape”) to deploy multiple CryoMass trichome separation units at the prospective partner’s facility in California and other locations, with the intention of starting commercial operations shortly. Under the terms of a multi-state license agreement, RedTape has licensed the patented process and will deploy 12 Trichome Separation systems for a total upfront investment of US$10.2 million payable in installments to CryoMass throughout 2023. CryoMass has agreed to deliver the units to RedTape according to a schedule that extends over 24 months. In addition to the installments, RedTape will pay CryoMass 50% of all net revenue generated by the units over the life of the agreement. The license agreement grants RedTape the exclusive right, subject to agreed-upon distribution and licensing milestones, to distribute the Trichome Separation units and develop the hemp and cannabis processing and extraction markets with CryoMass in states where RedTape has extensive affiliate business operations and alliances. The five states covered by the agreement are California, New York, New Jersey, Florida and Pennsylvania.

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

Results of Operations for the Years Ended December 31, 2022 and 2021

The following table shows our results of operations for the years ended December 31, 2022 and 2021. The historical results presented below are not necessarily indicative of the results that may be expected for any future period.

	For the Years Ended December 31,		Change
	2022	2021	Dollars	Percentage
Net sales	$-	$-	$-	-%
Cost of goods sold, inclusive of depreciation	-	-	-	-%
Gross profit / (loss)	-	-	-	-%
Total operating expenses	10,311,810	7,991,827	2,319,983	29%
Loss from operations	(10,311,810)	(7,991,827)	(2,319,983)	29%
Total other expenses	(132,669)	(2,142,815)	2,010,146	-94%
Net loss from continuing operations, before taxes	(10,444,479)	(10,134,642)	(309,837)	3%
Income taxes	(21,788)	-	(21,788)	-100%
Net loss from continuing operations	(10,422,691)	(10,134,642)	(288,049)	-3%
Net income / (loss) from disc. Operations, net of tax	$-	$(2,725,001)	$2,725,001	-100%
Net loss	$(10,422,691)	$(12,859,643)	$2,436,952	-19%

The following table shows our results of operations for the years ended December 31, 2022 and 2021 specifically relating to our variable interest entity, CMI, which is classified as discontinued operations above. The historical results presented below are not necessarily indicative of the results that may be expected for any future period.

	For the Years Ended December 31,		Change
	2022	2021	Dollars	Percentage
Net sales	$-	$5,891,894	$(5,891,894)	-100%
Cost of goods sold, inclusive of depreciation	-	4,132,696	(4,132,696)	-100%
Gross profit	-	1,759,198	(1,759,198)	-100%
Total operating expenses	-	1,402,437	(1,402,437)	-100%
Gain from operations	-	356,761	(356,761)	-100%
Total other expenses	-	(49,803)	49,803	-100%
Loss on disposal of discontinued operations	-	-	-	-100%
Net income / (loss), before taxes	-	306,958	(306,958)	-100%
Income taxes	-	-	-	-100%
Net income / (loss)	$-	$306,958	$306,958	-100%

Net Sales and Cost of Goods Sold

There were no net sales related to continuing operations for the year ended December 31, 2022. CMI net sales were $5,891,894 for the year ended December 31, 2021, of which $4,032,719 was related to medical retail, $1,864,314 was related to medical wholesale, $12,791 was related to recreational wholesale, and $(17,930) was related to other revenues. Revenue generating activities for discontinued operations are attributable to CMI. The overall decrease in CMI net sales for the year ended December 31, 2022, compared to the year ended December 31, 2021 was $5,891,894, or 100% which is attributable to the Company’s disposal of its discontinued operations as of December 31, 2021.

There were no cost of goods sold related to continuing operations for the year ended December 31, 2022. CMI’s cost of goods sold were $4,132,696 for the year ended December 31, 2021, representing a decrease of $4,132,696 or 100%. This decrease is attributable to the Company’s disposal of its discontinued operations as of December 31, 2021. CMI’s cost of goods sold for the year ended December 31, 2021 primarily consisted of allocated salaries and wages of employees directly related to the production process, allocated depreciation directly related to the production process, cultivation supplies, rent and utilities.

Operating Expenses

Operating expenses encompass personnel costs, general and administrative expenses, and legal and professional fees. Total operating expenses were $10,311,810 for the year ended December 31, 2022 as compared to $7,991,827 for the year ended December 31, 2021. The increase of $2,319,983, or 29%, was primarily attributable to the following changes in operating expenses of:

●	Legal and professional fees - $1,767,519 increase

●	General and administrative expenses - $1,616,812 increase

●	Depreciation and amortization expense - $118,738 increase

The increase of $1,616,812, or 41%, in general and administrative expenses is due to an increase in bad debt expense, which primarily results from the Company deeming its loans receivable from CMI as uncollectible at the end of 2022. The increase of $1,767,519, or 233%, in legal and professional fees resulted from investor relations services from one vendor. The increase of $118,738, or 272%, in depreciation and amortization expense primarily resulted from the commencement of the Company’s depreciation of its machinery and equipment as well as the amortization of its in-process research and development.

CMI operating expenses encompass personnel costs, general and administrative, legal and professional fees, and amortization expense. Total operating expenses for CMI were $0 and $1,402,437 for the years ended December 31, 2022 and 2021 respectively, representing a decrease of $1,402,437, or 100%. This decrease was attributable to the Company’s disposal of its discontinues operations as of December 31,2021.

Other Expense

Other expense for the year ended December 31, 2022 consisted of $147,014 interest expense and $14,345 gain on foreign exchange. Other expense for the year ended December 31, 2021 consisted of $2,189,959 interest expense and $47,144 gain on foreign exchange. The decrease in interest expense was predominantly the result of recognizing and fully amortizing a debt discount of $1,444,542 associated with a convertible note in 2021. The increase in gain on foreign exchange predominantly relates to a payable agreement with Cryomass LLC’s supplier.

CMI’s other expense for the year ended December 31, 2021 consisted of $49,803 interest expense, which primarily relates to the related party note.

Net Loss

For the foregoing reasons, we had a net loss of $10,422,691 for the year ended December 31, 2022, or $0.05 net loss per common share – basic and diluted, compared to a net loss of $12,859,643 for the year ended December 31, 2021, or $0.08 net loss per common share – basic and diluted.

Liquidity, Capital Resources and Cash Flows

The Company believes that its available cash balance as of the date of this filing will not be sufficient to fund its anticipated level of operations for at least the next twelve months. The Company believes that, at the present time, its ability to continue operations depends on cash expected to be available from lease payments and royalty payments in connection with future revenue generation, as well as possible debt and equity investment sources, to fund its anticipated level of operations for at least the next twelve months. As of December 31, 2022, the Company had working capital of $878,031 and cash balance of $2,016,057. The Company estimates that it needs approximately $4,000,000 to cover overhead costs and capital expenditure requirements ranging from zero to $6,600,000 depending on how many trichome separation units are ordered over the next twelve months. The Company believes that the Company will continue to incur losses for the immediate future. The Company expects to finance future cash needs from the results of operations and, depending on the results of operations, the Company will need additional equity or debt financing until the Company can achieve profitability and positive cash flows from operating activities from, for example, our recently signed lease and license agreement. As of December 31, 2022, one trichome separation unit has been delivered and is expected to begin producing revenue in the second quarter of 2023. Since the operating expenses of the unit are required to be covered by the licensee and not the Company, the royalty payment would be free cash flow which could be used to cover operating expenses. However, there can be no assurance that the Company will receive sufficient operating cash flow from our licensing agreement or otherwise that we will be able to attract the necessary financing.

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

Going Concern

The Company believes that there is substantial doubt about the Company’s ability to continue as a going concern. Our financial statements for the year ended December 31, 2022 have been prepared on a going concern basis and contain an additional explanatory paragraph which identifies issues that raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Capital Resources

The following table summarizes total current assets, liabilities and working capital for the periods indicated:

	December 31,
	2022	2021
Current assets	$2,166,496	$6,530,222
Current liabilities	1,288,465	1,882,419
Working capital	$878,031	$4,647,803

As of December 31, 2022 and 2021, we had a cash balance of $2,016,057 and $5,772,839, respectively.

Summary of Cash Flows

	For the Years Ended December 31,
	2022	2021
Net cash used in operating activities	$(4,766,864)	$(5,600,512)
Net cash used in investing activities	$(1,018,669)	$(2,803,244)
Net cash provided by financing activities	$2,028,751	$13,846,756

Net cash used in operating activities

Net cash used in operating activities was $4,766,864 during the year ended December 31, 2022. This included a net loss of $10,422,691, a non-cash charge related to the amortization of debt discount of $72,917, a non- cash charge related to depreciation and amortization of $157,001, a non-cash charge related to bad debt expense of $4,218,831, a non-cash charge related to the fair value of common stock issued of $590,625, a non-cash charge related to stock-based compensation of $603,463, and a non-cash charge related to deferred income tax of $21,788. This was partially offset by net changes in accounts receivable, prepaid expenses, inventories, accounts payable and accrued expenses, and taxes payable of $34,778.

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

Net cash used in investing activities

Net cash used in investing activities was $1,018,669 during the year ended December 31, 2022, due to the purchase of property and equipment, purchase of intangible assets, and issuance of loan receivable.

Net cash used in investing activities was $2,803,244 during the year ended December 31, 2021, due to the purchase of property and equipment and the CryoCann transaction.

Net cash provided by financing activities

Net cash provided by financing activities for the year ended December 31, 2022 was $2,028,751, which consisted of $256,876 proceeds from the issuance of common stock, $21,875 proceeds from common stock to be issued, and $1,750,000 proceeds from notes payable.

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

Income Taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has adopted ASC 740, Income Taxes as of its inception. ASC 740 prescribes the procedures for recognition and measurement of tax positions taken or expected to be taken in income tax returns. Pursuant to ASC 740 the Company is required to compute tax asset benefits for net operating losses carried forward. The Company currently carries a deferred tax asset on its balance sheet.

ITEM 7A QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable for a smaller reporting company.

ITEM 8 FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated balance sheets as of December 31, 2022 and 2021, and the related consolidated statements of operations, and shareholders’ equity and cash flows for each of the two years in the years ended December 31, 2022 and 2021, together with the related notes and the report of our independent registered public accounting firm, are set forth on pages F-1 to F-29 of this report.

ITEM 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A CONTROLS AND PROCEDURES

Management’s Evaluation of Disclosure Controls and Procedures

We have carried out an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), to allow timely decisions regarding required disclosures. Based upon that evaluation, our Company’s CEO and CFO concluded that our Company’s disclosure controls and procedures were not effective as of December 31, 2022.

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

Management’s Report on Internal Control Over Financial Reporting

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2022, the end of the annual period covered by this report and according to the criteria established in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

Based on that evaluation, management has concluded that the Company did not maintain effective internal control over financial reporting as of the fiscal year ended December 31, 2022 due to the existence of significant deficiency in the internal control over financial reporting described below.

A significant deficiency is a deficiency, or a combination of deficiencies, in internal controls over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Management has determined that we did not maintain effective internal controls over financial reporting as of the fiscal year ended December 31, 2022 due to the existence of the following significant deficiencies identified by management:

●	Due to the Company’s size, there is insufficient segregation of duties to prevent or detect on a timely basis a misstatement of our annual or interim financial statements.

●	Information technology controls are ineffective or lacking, An IT strategic plan and general controls related to access, change management, segregation of duties, contingency planning, information security, business applications, and interfaces are not yet adequately implemented, updated and monitored.

●	A top-down risk assessment has not yet been performed and documented by management to identify, analyze, and assess risks related to operations, external financial and non-financial reporting, internal reporting, compliance, fraud or other changes that could significantly impact the internal control environment.

●	Internal controls and related activities that could mitigate financial statement risks within key business processes have either not been established or are not fully adequate, documented, and/or maintained. Also, various regulatory compliance issues currently exist at an entity-level related to the control environment component specific to non-performance and/or insufficient/incomplete performance, document maintenance, review and approval, and the enforcement of individual accountability.

●	Documented accounting and other standard rules, guidelines, policies and procedures for key functions within the organization (HR, Payroll, Finance, Sales, IT, etc) have either not been established, are not complete, and/or are not consistently being utilized and monitored against control activities for compliance and ICFR effectiveness.

●	A whistle-blower program has not yet been established for the anonymous reporting, appropriate tracking, investigating, monitoring, and resolving of alleged wrongdoing, personnel complaints and grievances, without retribution.

●	Recurring, formalized employee communication and training on internal controls and the company’s commitment to ICFR has not yet been established. Additionally, a permanent, independent internal audit solution has not yet been established to perform an ongoing evaluation of the company’s key controls and ICFR, continuous monitoring of corrective actions, and regular reporting of internal control deficiencies and overall effectiveness of the company’s internal control environment.

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

Management has engaged the services of an experienced expert in internal controls who has been evaluating our current system and implement a more effective system to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act have been recorded, processed, summarized and reported accurately. Our management intends to develop or improve procedures to address the current deficiencies to the extent possible by the end of fiscal 2023.

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

Management’s Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer (who is also the Company’s principal executive officer), and our chief financial officer (who is also the Company’s principal financial and accounting officer) to allow for timely decisions regarding required disclosure. Thus, in accordance with Rules 13a-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures as of December 31, 2022, which is the end of the period covered by this Form 10-K. Based on the evaluation of these disclosure controls and procedures, and in light of the significant deficiency found in our internal controls over financial reporting, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective. The ineffectiveness of our disclosure controls and procedures was due to a significant deficiency identified in our internal control over financial reporting.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the fiscal year ended December 31, 2022. We have not been able to remediate the significant deficiency described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 and 2021. Our remediation efforts will continue to be implemented throughout our 2023 fiscal year. We believe that the controls that we will be implementing will improve the effectiveness of our internal control over financial reporting. As we continue to evaluate and work to improve our internal control over financial reporting, we may determine to take additional measures to address the significant deficiency or determine to supplement or modify certain of the remediation measures described above.

ITEM 9B OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

None.

PART III

For Part III, the information set forth in our definitive Proxy Statement for our Annual Meeting of Shareholders to be filed within 120 days after December 31, 2022, herby is incorporated by reference into this Report.

ITEM 10 DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Our directors and executive officers and their respective ages, positions, and biographical information are set forth below.

Name	Position	Age
Christian Noël	Chief Executive Officer & Director	46
Philip Mullin	Chief Financial Officer	69
Patricia Kovacevic	General Counsel, Corporate Secretary	52
Dr. Delon Human	Chairman of the Board	60
Mario Gobbo	Director	69
Mark Radke	Director	68
Simon Langelier	Director	65

Christian Noël, Chief Executive Officer & Director

Christian Noel is a trusted investor and business strategist, who has held senior positions in financial and investment organizations in Montreal, Canada, for the last 21 years. During his career, he has acquired extensive experience in risk management, tax planning, wealth management , and financial strategy design and execution.

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

Philip Mullin, Chief Financial Officer

Philip Mullin has 30 years’ experience as CFO, COO, and in consulting and turnarounds for businesses with revenues of less than $100 million and has served as Chief Financial Officer of the Company since June, 2019. Mr. Mullin was previously managing director of Somerset Associates LLC, a CFO, accounting, tax and financial consulting company. Between 2009 and 2019, he operated primarily in consulting and interim CFO roles in multiple sectors including fintech, blockchain, drones, recycling, medical marijuana, and electrical power generation. From 2003-09, Mr. Mullin was a partner of Tatum Partners, a human capital firm engaged in providing CFO services. Within Tatum, Mr. Mullin served in numerous leadership roles: from 2006-09, as CFO of Zi Corporation, a leading software development company specializing in mobile phones, which was sold in April 2009 to Nuance Communications; from 2003-06, as interim CFO of Homax Products, Vice President Finance of Yakima Products, and as a consultant in several engagements in industrial construction, manufacturing and air transportation. From 2001-03, he served as turnaround consultant to companies in the telecom sector; from 1995-2001, he was engaged in various C-level capacities in a public entity that was restructured and eventually became International DisplayWorks, a manufacturer of LCD displays based in Rocklin, California with operations in Shenzhen, China, which was later sold to Flextronics.

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

From 2016 to 2020, he served as Director (Vice-Chairman) of the Board of Pharmacielo, a biopharmaceutical health & wellness company, from its early phase, to its listing on the Toronto Stock Exchange. Since August 2019, he has also served on the board of Redwood Green Corporation (now called Cryomass Technologies Inc), from December 2019 as Chairman of the Board. This company is listed on the USA OTCQX stock exchange. In addition, he serves on the board of the Fio Corporation, a big data and medical diagnostics company.

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

Mario Gobbo, Director

Mario Gobbo has 35 years of banking and corporate finance experience in healthcare and energy. His expertise encompasses venture capital and private equity as well as investment banking and strategic advisory services. Mr. Gobbo was acting CFO of Xcovery, a cancer-based biotech company and currently serves on the Supervisory Board and is Chair of Cinkarna Celje, a fine chemicals for paints (titanium dioxide) company in Celje, Slovenia. Until recently, he was on the board of Zavarovalnica Triglav, the largest Slovene insurance company spearheading healthcare insurance in Central Europe and was Chairman of the Board and is Chair of the Audit Committee of Helix BioPharma, a Toronto-listed biotech company developing interesting novel complex biomolecules to combat various cancers. As an executive director, he was also on the board of Lazard Brothers, London.

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

Simon Langelier, Director

Simon Langelier had a 30-year career with industry leader Philip Morris International, serving in several senior positions, including President Eastern Europe, Middle East & Africa, President Eastern Asia and President of Next Generation Products & Adjacent Businesses. He was also Managing Director in numerous countries in Europe as well as Colombia.

Between June 2017 and February 2023 Mr. Langelier was a non-executive director at Imperial Brands PLC, a British multinational company with a comprehensive portfolio of traditional and non-combustible tobacco and nicotine products. He also served as Chairman of the Board of PharmaCielo Ltd from August 2015 through June 2021.

Mr. Langelier is currently an Honorary Professorial Fellow at Lancaster University in the U.K, a member of the Dean’s Council of that university’s Management School and a BSc Management Sciences graduate from the same institution.

Information Concerning the Board of Directors and Certain Committees

The Board of Directors currently consists of five directors, four of whom the Board of Directors has determined are independent within the meaning of the rules of the OTCQX, which the Company has adopted as its definition of independence in the Audit Committee Charter. The Board of Directors held four regularly scheduled meetings during the 2022 fiscal year. Each of the directors attended all meetings of the Board of Directors and committees on which they served during the 2022 fiscal year. The Board of Directors does not have a formal policy governing director attendance at its annual meeting of stockholders.

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

The Audit Committee held four formal meetings during fiscal year 2022. The current members of the Audit Committee are Messrs. Gobbo (Chair) and Radke.

The Board of Directors has determined that each member of the Audit Committee meets the independence standards set forth in Rule 10A-3 promulgated under the Exchange Act and the independence standards set forth in the rules of the OTCQX. The Board of Directors has determined that Mr. Gobbo qualifies as an “audit committee financial expert” as defined in Item 407(d)(5)(ii) of Regulation S-K, promulgated under the Exchange Act.

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

The Compensation Committee held one formal meeting during fiscal year 2022. The members of the Compensation Committee are Dr. Human (Chair), and Mr. Langelier.

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

The Nominating and Corporate Governance Committee did not hold any meetings during the fiscal year 2022. The members of the Nominating and Corporate Governance Committee are Messrs. Radke (Chair) and Mr. Langelier.

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

Legal Proceedings

Legal proceedings covering a dispute arising from a past employment agreement is pending against the Company’s former business partner, CMI. In Gaudio v. Critical Mass Industries, LLC et al, CMI’s motion to set aside a default judgment was granted April 26, 2021 and a mandatory mediation settlement conference is scheduled for March 30, 2023. It is possible that there could be adverse developments in the Gaudio case. An unfavorable outcome or settlement of pending litigation could encourage the commencement of additional litigation against CMI or the Company. We and our subsidiaries will record provisions in the consolidated financial statements for pending litigation when we determine that an unfavorable outcome is probable and the amount of the loss can be reasonably estimated. At the present time, while it is reasonably possible that an unfavorable outcome in the Gaudio case may occur, (i) management is unable to estimate the possible loss or range of loss that our Company would undergo that could result from an unfavorable outcome or settlement in Gaudio; and (iii) accordingly, management has not provided any amounts in the consolidated financial statements for an unfavorable outcome in this case, if applicable. Any applicable legal advice costs are expensed as incurred.

Family Relationships

There are no family relationships among our directors or executive officers.

Involvement in Certain Legal Proceedings

None of our directors, executive officers, promoters or control persons has been involved in any events requiring disclosure under Item 401(f) of Regulation S-K, except as follows:

ITEM 11 EXECUTIVE COMPENSATION

The following table sets forth, for the years indicated, all compensation paid, distributed or earned for services, including salary and bonus amounts, rendered in all capacities by the Company’s named executive officers during the years ended December 31, 2022 and December 31, 2021. The information contained below represents compensation earned by the Company’s officers for their work related to the Company:

Name and Position	Year	Salary ($)	Share-based awards ($)	Option-based awards ($)	Total compensation ($)
Christian Noel, Chief Executive Officer	2022	387,000	148,945	-	535,945
	2021	240,000	981,000	-	1,221,000

Christopher Hansen, Chief Executive Officer	2022	-	-	-	-
	2021	75,000	70,000	-	145,000

Philip Mullin, Chief Financial Officer	2022	290,400	182,500	-	472,900
	2021	264,000	54,000	-	318,000

Patricia Kovacevic, General Counsel &	2022	266,200	76,445	-	342,645
Head of External Affairs	2021	230,083	13,500	258,003	501,586

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

The following table provides information regarding the incentive plan awards for each named executive officer outstanding as of December 31, 2022:

Outstanding Share Awards and Option Awards as of December 31, 2022

	Option-based Awards(1)			Share-based Awards
Name and Position	Number of securities underlying unexercised options (#)	Option exercise price ($)	Value of unexercised in-the-money options as at December 31, 2022	Number of shares or units of shares that have not vested	Market or payout value of share awards that have not vested
Christian Noel, Chief Executive Officer	N/A	N/A	N/A	N/A	N/A
Philip Mullin, Chief Financial Officer	2,000,000	0.16	50,200	-	-
Patricia Kovacevic, General Counsel & Head of External Affairs	1,000,000	0.29	-	-	-

The following table provides information regarding the value vested or earned on incentive plan awards during the year ended December 31, 2022:

Incentive Plan Awards – Value Vested or Earned During the Year

Name and Position	Option-based awards-Value vested during the year(1) ($)	Share-based awards-Value vested during the year ($)
Christian Noel, Chief Executive Officer	N/A	130,850
Philip Mullin, Chief Financial Officer	N/A	240,000
Patricia Kovacevic, General Counsel & Head of External Affairs	N/A	63,475

Re-pricing of Options

We did not re-price any options previously granted to our executive officers during the fiscal years ended December 31, 2022 and 2021.

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

Director Compensation Table

The following table provides information regarding compensation paid to the Company’s directors (other than a director who was a named executive officer) during the year ended December 31, 2022:

Name	Fees earned ($)	Share-based awards ($)	Option-based awards ($)	Total ($)
Dr. Delon Human	$32,000	$186,100	$-	$218,100
Mario Gobbo	32,000	186,100	-	218,100
Mark Radke	32,000	186,100	-	218,100
Simon Langelier	30,578	-		30,578

2019 Omnibus Stock Incentive Plan

The Company adopted its 2019 Omnibus Stock Incentive Plan (the “2019 Plan”), which was then replaced by the 2022 Stock Incentive plan when it was approved by the shareholders on January 10, 2022 (collectively the Stock Incentive Plans”), provides for the issuance of stock options, stock grants and RSUs to employees, directors and consultants. The primary purpose of the Stock Incentive Plans is to enhance the ability to attract, motivate, and retain the services of qualified employees, officers and directors. Any RSUs granted under the Stock Incentive Plans will be at the discretion of the Compensation Committee of the Board of Directors.

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

The Incentive Plan will permit the board of directors of the Company, or a committee or subcommittee thereof, to grant to eligible employees, non-employee directors and consultants of the Company and its subsidiaries non-statutory and incentive stock options, stock appreciation rights (SARs), restricted stock awards, restricted stock units (RSUs), deferred stock units, performance awards, non-employee director awards, and other stock-based awards. Subject to adjustment, the maximum number of shares of Common Stock to be authorized for issuance under the Incentive Plan is 14.6% of the outstanding shares of Common Stock.

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

Incentive Plan Awards

The following table provides information regarding the incentive plan awards for each director (other than a director who was a named executive officer) outstanding as of December 31, 2022:

Outstanding Share Awards and Options Awards

	Option-based Awards			Share-based Awards
Name	Number of securities underlying unexercised options (#)	Option exercise price ($)	Value of unexercised in-the-money options as at December 31, 2022	Number of shares or units of shares that have not vested	Market or payout value of share awards that have not vested
Dr. Delon Human	1,500,000	0.16	37,650	485,529	89,871
Mario Gobbo	N/A	N/A	N/A	285,529	52,851
Mark Radke	N/A	N/A	N/A	285,529	52,851
Simon Langelier	N/A	N/A	N/A	177,395	32,836

Directors and Officers Liability Insurance

As of December 31, 2022, the Corporation maintained $3,000,000 of group liability insurance for the protection of the directors and officers of the Corporation. In the fiscal year ended December 31, 2022, the Corporation paid an annual premium of $308,508 for such policy.

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

ITEM 12 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of our Common Stock as of March 21, 2023 by (a) each shareholder who is known to us to own beneficially 5% or more of our outstanding Common Stock, (b) all directors, (c) our executive officers and (d) all executive officers and directors as a group. Except as otherwise indicated, all persons listed below have (i) sole voting power and investment power with respect to their shares of Common Stock, except to the extent that authority is shared by spouses under applicable law, and (ii) record and beneficial ownership with respect to their shares of Common Stock.

For purposes of this table, a person or group of persons is deemed to have “beneficial ownership” of any shares of Common Stock that such person has the right to acquire within 60 days of March 21, 2023. For purposes of computing the percentage of outstanding shares of our Common Stock held by each person or group of persons named above, any shares that such person or persons has the right to acquire within 60 days of March 21, 2023 is deemed to be outstanding, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. The inclusion herein of any shares listed as beneficially owned does not constitute an admission of beneficial ownership. Unless otherwise identified, the address of our directors and officers is c/o Cryomass Technologies Inc., 1001 Bannock St, Suite 612, Denver, CO 80204.

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership		Percentage of Class (2)
Alexander Massa	47,205,000	(3)	23.1
9318-2582 Quebec Inc 8000 boul Langelier #407 Montreal, Quebec H1P 3K2	12,550,000	(4)	6.1
Steve Cimini	12,500,000	(9)	6.1
Christian Noël	9,482,932	(5)	4.6
Delon Human	3,420,000	(6)	1.7
Philip Mullin	2,875,900	(7)	1.4
Patricia Kovacevic	1,397,000	(8)	0.7
Mario Gobbo	400,000		0.2
Mark Radke	400,000		0.2
Simon Langelier	400,000		0.2
All directors and officers as a group (7 persons)	18,375,432		9.0

(1)	Unless otherwise indicated, the address of the beneficial owner is c/o the Company, 1001 Bannock Street, Suite 612, Denver, CO 80204.

(2)	Based on 204,216,637 shares outstanding

(3)	Alexander Massa has voting and investment control over 22,500,000 shares and exercisable warrants to purchase 22,500,00 shares held by CRYM Co-Invest, LP, 602,500 shares and 500,000 exercisable warrants to purchase shares held by Ham Senior Inc., and 602,500 shares and exercisable warrants to purchase 500,000 shares held by Hungry Asset Monster Inc. The address for CRYM Co-Invest, LP is One World Trade Center, Suite 83G, New York, NY 10007 and the address for Ham Senior Inc. and Hungry Asset Monster Inc. is 50 North Laura Street, Jacksonville, FL 32202.

(4)	Patrick Varin has voting and investment control over 6,275,000 shares and exercisable warrants to purchase 6,275,000 shares held by 9318-2582 Quebec Inc.

(5)	Mr. Noël is beneficial owner of 909,471 shares and exercisable warrants to purchase 760,000 shares held by Trichome Capital Inc. and exercisable warrants to purchase 250,000 shares.

(6)	Dr. Human is the beneficial holder of fully-vested stock options to purchase 1,500,000 shares, exercisable at $0.16 per share, expiring in 2030, and is the beneficial owner of 760,000 shares and exercisable warrants to purchase 760,000 shares held by Health Diplomats Pte Ltd.

(7)	Mr. Mullin is the beneficial holder of fully-vested stock options to purchase 2,000,000 shares, exercisable at $0.16 per share, expiring in 2030.

(8)	Ms. Kovacevic is the beneficial holder of fully-vested stock options to purchase 1,000,000 shares, exercisable at $0.29 per share, expiring in 2031.
(9)	Mr. Cimini has dispositive control of 10,000,000 common shares held by Cryocann USA Crop, warrants exercisable at $0.40 per share to purchase 250,000 shares, expiring in 2024, and stock options exercisable at $0.18 per share to purchase 2,000,000 shares, expiring in 2031.

ITEM 13 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Review, Approval or other transactions, transactions with family members – loans, debt conversion, private placement, ratification of transactions with related persons

We have adopted a code of ethics and we rely on our board to review related party transactions on an ongoing basis to prevent conflicts of interest. Our Board reviews a transaction in light of the affiliations of the director, officer or employee and the affiliations of such person’s immediate family. Transactions are presented to our Board for approval before they are entered into or, if this is not possible, for ratification after the transaction has occurred. If our Board finds that a conflict of interest exists, then it will determine the appropriate remedial action, if any. Our Board approves or ratifies a transaction if it determines that the transaction is consistent with the best interests of the Company. During the year-ended December 31, 2021, the Board reviewed and approved a loan to the Company made by Christian Noel, its CEO. There were no other such transactions or requests for review during the fiscal years ended December 31, 2022 and December 31, 2021.

Director Independence

The Board of Directors currently consists of five directors, four of whom the Board of Directors has determined are independent within the meaning of the rules of the OTCQX, which the Company has adopted as its definition of independence in the Audit Committee Charter.

ITEM 14 PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table shows the fees paid or accrued by us for the audit and other services provided for the fiscal periods shown.

	2022	2021
Borgers:
Audit and Non-Audit Fees
Audit fees	$375,860	$274,000
Audit-related fees	54,000	54,000
Tax fees	-	-
All other fees	-	-
Total	$429,860	$328,000

The Audit Committee pre-approves all audit and non-audit services to be performed by the independent registered public accounting firm in accordance with the rules and regulations promulgated under the Exchange Act. The Board pre-approved 100% of the audit, audit-related and tax services performed by the independent registered public accounting firm for the fiscal years ended December 31, 2022 and 2021. The percentage of hours expended on the principal accountant’s engagement to audit the Company’s financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant’s full-time, permanent employee was 0%.

PART IV

ITEM 15 EXHIBIT AND FINANCIAL STATEMENT SCHEDULES

(a) Financial Statements

Our consolidated balance sheets as of December 31, 2022 and 2021, and the related consolidated statements of operations and shareholders’ equity and cash flows for each of the two years in the years ended December 31, 2022 and 2021, together with the related notes and the report of our independent registered public accounting firm, are set forth on pages F-1 to F-29 of this report.

(b) Exhibits

Exhibit Number	Description
(3)	Articles of Incorporation and Bylaws
3.1	Articles of Incorporation (incorporated by reference to our Registration Statement on Form S- 1 filed on May 9, 2012).
3.2	Bylaws (incorporated by reference to our Registration Statement on Form S-1 filed on May 9, 2012).
3.3	Certificate of Amendment (incorporated by reference to our Current Report on Form 8-K filed on January 13, 2014).
3.4	Certificate of Change filed with the Nevada Secretary of State on April 12, 2018 with an effective date of April 26, 2018. (incorporated by reference to our Current Report on Form 8-K filed on May 2, 2018)
3.5	Articles of Merger filed with the Nevada Secretary of State on April 12, 2018 with an effective date of April 26, 2018. (incorporated by reference to our Current Report on Form 8-K filed on May 2, 2018)
3.6	Articles of Merger filed with the Nevada Secretary of State on October 14, 2019 (incorporated by reference to our Current Report on Form 8-K filed on October 18, 2019)
3.7	Articles of Merger filed with the Nevada Secretary of State on September 1, 2020 (incorporated by reference to our Current Report on Form 8-K filed on September 3, 2020)
3.8	Articles of Merger filed with the Nevada Secretary of State on July 23, 2021 (incorporated by reference to our Current Report on Form 8-K filed on July 27, 2021)
(10)	Material Contracts
10.1	Asset Purchase Agreement between Andina Gold Corp, General Extract LLC, Cryocann USA Corporation, Steve Cimini and Matt Armstrong dated June 22, 2021 (incorporated by reference to our Current Report on Form 8-K filed on June 28, 2021)
10.2	Asset Purchase Agreement Among Critical Mass Industries LLC, Critical Mass Industries, Inc., John Knapp, Good Meds, Inc. and Cryomass Technologies Inc dated December 31, 2021 (incorporated by reference to our Registration Statement on Form S- 1 filed on February 14, 2022)
10.3	Mutual Termination Agreement by and among Critical Mass Industries LLC, Critical Mass Industries, Inc., John Knapp, and Good Meds, Inc dated December 31, 2021 (incorporated by reference to our Registration Statement on Form S- 1 filed on February 14, 2022)
10.4	Restated and Amended Administrative Services Agreement by and among Critical Mass Industries LLC, Critical Mass Industries, Inc., John Knapp, and Good Meds, Inc dated December 31, 2021 (incorporated by reference to our Registration Statement on Form S- 1 filed on February 14, 2022)
10.5	2019 Omnibus Equity Incentive Plan (incorporated by reference to our Annual Report on Form 10-K for December 31, 2020)
10.6	2022 Stock Incentive Plan (incorporated by reference to our Registration Statement on Form S- 1 filed on February 14, 2022)
10.7	Christian Noel Employment Agreement (incorporated by reference to our Registration Statement on Form S- 1 filed on February 14, 2022)

10.8	Amendment to Christian Noel Employment Agreement dated December 13, 2021 (incorporated by reference to our Registration Statement on Form S- 1 filed on February 14, 2022)
10.9	Philip Mullin Revised Employment Agreement (incorporated by reference to our Annual Report on Form 10-K for December 31, 2020)
10.10	Amendment to Philip Mullin Revised Employment Agreement (incorporated by reference to our Registration Statement on Form S- 1 filed on February 14, 2022)
10.11	Patricia Kovacevic Third Amended Employment Agreement (incorporated by reference to our Registration Statement on Form S- 1 filed on February 14, 2022)
10.12	Amendment to Patricia Kovacevic Third Employment Agreement (incorporated by reference to our Registration Statement on Form S- 1 filed on February 14, 2022)
10.13	Form of Convertible Note (incorporated by reference to our Registration Statement on Form S- 1 filed on February 14, 2022)
10.14	Form of Warrant- August 1, 2020 (incorporated by reference to our Registration Statement on Form S- 1 filed on February 14, 2022)
10.15	Form of Warrant- April 2021 (incorporated by reference to our Registration Statement on Form S- 1 filed on February 14, 2022)
10.16	Form of Warrant-October 2021 (incorporated by reference to our Registration Statement on Form S- 1 filed on February 14, 2022)
10.17	Form of Warrant-November 2021 (incorporated by reference to our Registration Statement on Form S- 1 filed on February 14, 2022)
10.18	Equity Purchase Agreement with Peak One Opportunity Fund, L.P. (incorporated by reference to our Registration Statement on Form S-1 filed on April 27, 2022)
10.19	Amendment No. 1 to Equity Purchase Agreement with Peak One Opportunity Fund, L.P. (incorporated by reference to our Registration Statement on Form S-1 filed on April 27, 2022)
10.20	Patent License and Equipment Rental Agreement by and between Cryomass Technologies Inc and RedTape Core Partners LLC and Affiliates dated January 16, 2023
21	Subsidiaries of the Registrant (incorporated by reference to our Registration Statement on Form S-1 filed on June 17, 2022)
(31)	Rule 13a-14(a)/15d-14(a) Certifications
31.1*	Section 302 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer.
31.2*	Section 302 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer and Principal Accounting Officer.
(32)	Section 1350 Certifications
32.1*	Section 906 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer.
32.2*	Section 906 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer and Principal Accounting Officer.
(101)*	Interactive Data Files
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CRYOMASS TECHNOLOGIES INC.
(Registrant)

Dated: March 24, 2023

/s/ Christian Noël
Christian Noël
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Christian Noël	Chief Executive Officer	March 24, 2023
Christian Noël	(Principal Executive Officer)

/s/ Philip Mullin	Chief Financial Officer	March 24, 2023
Philip Mullin	(Principal Accounting Officer)

/s/ Dr. Delon Human	President of the Board of Directors	March 24, 2023
Dr. Delon Human

/s/ Mario Gobbo	Director	March 24, 2023
Mario Gobbo

/s/ Mark Radke	Director	March 24, 2023
Mark Radke

/s/ Simon Langelier	Director	March 24, 2023
Simon Langelier

CRYOMASS TECHNOLOGIES INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Cryomass Technologies Inc.:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Cryomass Technologies Inc. (the “Company”) as of December 31, 2022 and 2021 and the related consolidated statements of operations, shareholders’ equity, and cash flows for the two years in the period ended December 31, 2022, and the related notes and schedules (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the two years in the period ended December 31, 2022 and 2021, in conformity with accounting principles generally accepted in the United States of America.

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

/S BF Borgers CPA PC (PCAOB ID 5041)

We have served as the Company's auditor since 2021

Lakewood, CO

March 24, 2023

CRYOMASS TECHNOLOGIES INC.

CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$2,016,057	$5,772,839
Deferred tax asset	21,788	-
Prepaid expenses	128,651	757,383
Total current assets	2,166,496	6,530,222

Loan receivable	-	3,600,000
Property and equipment, net	525,855	225,000
Goodwill	1,190,000	1,190,000
Intangible assets, net	3,980,582	4,038,600
Total assets	$7,862,933	$15,583,822

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$1,288,465	$1,882,419
Total current liabilities	1,288,465	1,882,419
Notes payable	2,000,000	177,083
Total liabilities	3,288,465	2,059,502

Commitments and contingencies (Note 15)

Shareholders’ equity:
Preferred stock, $0.001 par value, 100,000 shares authorized, no shares issued and outstanding respectively	-	-
Common stock, $0.001 par value, 500,000,000 shares authorized, 202,651,205 and 196,949,801 shares issued and outstanding at December 31, 2022 and 2021, respectively	202,652	196,950
Additional paid-in capital	43,163,579	41,916,207
Common stock to be issued	219,765	-
Accumulated deficit	(39,011,528)	(28,588,837)
Total shareholders’ equity	4,574,468	13,524,320
Total liabilities and shareholders’ equity	$7,862,933	$15,583,822

The accompanying notes are an integral part of these consolidated financial statements.

CRYOMASS TECHNOLOGIES INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2022	2021
Net sales	$-	$-
Cost of goods sold	-	-
Gross profit	-	-

Operating expenses:
Personnel costs	2,003,506	3,207,110
General and administrative	5,600,038	3,983,226
Legal and professional fees	2,525,347	757,828
Research and development	20,518	-
Depreciation and amortization	162,401	43,663
Total operating expenses	10,311,810	7,991,827
Loss from operations	(10,311,810)	(7,991,827)

Other income (expenses):
Interest expense	(147,014)	(2,189,959)
Gain / (loss) on foreign exchange	14,345	47,144
Total other expenses	(132,669)	(2,142,815)
Net loss from continuing operations, before taxes	(10,444,479)	(10,134,642)
Income taxes	(21,788)	-
Net loss from continuing operations	(10,422,691)	(10,134,642)
Net gain / (loss) from discontinued operations, net of tax (including loss on disposal of $3,021,724)	-	(2,725,001)
Net loss	$(10,422,691)	$(12,859,643)

Comprehensive loss from discontinued operations	-	-
Comprehensive loss	$(10,422,691)	$(12,859,643)

Net loss per common share:
Loss from continuing operations - basic and diluted	$(0.05)	$(0.06)

Gain / (loss) from discontinued operations - basic and diluted	$-	$(0.02)

Loss per common share - basic and diluted	$(0.05)	$(0.08)

Weighted average common shares outstanding—basic and diluted	200,884,333	157,509,715

The accompanying notes are an integral part of these consolidated financial statements.

CRYOMASS TECHNOLOGIES INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock		Additional Paid-In	Common Stock to be	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Issued	Deficit	Equity
Balance at December 31, 2020	97,005,817	$97,006	$19,138,947	$98,535	$(15,729,194)	$3,605,294

Share issuance from sale of common stock	53,191,819	53,192	9,556,368	(98,535)	-	9,511,025

Share issuance related to CryoCann asset purchase	10,000,000	10,000	1,794,500	-	-	1,804,500

Share issuance pursuant to employment agreements	6,701,586	6,702	894,000	-	-	900,702

Share issuance in exchange for extinguishment of debt	27,121,119	27,095	5,381,308	-	-	5,408,403

Share issuance in exchange for services	2,837,333	2,837	965,175	-	-	968,012

Share issuance for interest on note payable	92,127	118	49,823	-	-	49,941

Stock-based compensation - shares	-	-	784,364	-	-	784,364

Stock-based compensation - options	-	-	968,205	-	-	968,205

Beneficial Conversion Feature of Note Payable	-	-	515,763	-	-	515,763

Fair value of warrants issued	-	-	1,867,754	-	-	1,867,754

Net loss	-	-	-	-	(12,859,643)	(12,859,643)

Balance at December 31, 2021	196,949,801	$196,950	$41,916,207	$-	$(28,588,837)	$13,524,320

Share issuance in exchange for services	1,687,502	1,687	588,938	21,875	-	612,500

Stock-based compensation	2,885,529	2,886	402,687	197,890	-	603,463

Shares issued from warrants exercised	220,500	221	65,930	-	-	66,151

Share issuance from sale of common stock	1,000,000	1,000	213,134	-	-	214,134

Share cancellation related to interest on not payable	(92,127)	(92)	(23,317)	-	-	(23,409)
Net loss	-	-	-	-	(10,422,691)	(10,422,691)

Balance at December 31, 2022	202,651,205	$202,652	$43,163,579	$219,765	$(39,011,528)	$4,574,468

The accompanying notes are an integral part of these consolidated financial statements.

CRYOMASS TECHNOLOGIES INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(10,422,691)	$(10,134,642)
Adjustments to reconcile net loss to net cash used in operating activities from continuing operations:
Amortization of debt discount	72,917	1,547,181
Depreciation and amortization expense	157,001	43,663
Bad debt expense	4,218,831	540,000
Fair value of common stock issued pursuant to service and advisory agreements	590,625	1,011,075
Payable extinguishment for services not provided	-	318,970
Stock-based compensation expense	603,463	2,653,271
Deferred income tax expense	(21,788)	(14,926)
Change in operating assets and liabilities:
Prepaid expenses	628,732	(696,908)
Accounts payable and accrued expenses	(593,954)	(366,587)
Net cash used in operating activities from continuing operations	(4,766,864)	(5,098,903)
Net (used in) / provided by operating activities from discontinued operations	-	(501,609)
Net cash used in operating activities	(4,766,864)	(5,600,512)
CASH FLOWS FROM INVESTING ACTIVITIES:
Cash Payment for CryoCann asset purchase	-	(1,000,000)
Payoff of CryoCann loan agreement at closing	-	(1,247,684)
Issuance of loans receivable	(618,831)	-
Purchase of property and equipment	(300,855)	(225,000)
Purchase of intangible assets	(98,983)	-
Net cash used in investing activities from continuing operations	(1,018,669)	(2,472,684)
Net cash used in investing activities from discontinued operations	-	(330,560)
Net cash used in investing activities	(1,018,669)	(2,803,244)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable, related parties	-	237,590
Repayment of notes payable, related parties	-	(237,590)
Proceeds from issuance of common stock	256,876	10,308,000
Proceeds from common stock subscribed and to be issued	21,875	-
Proceeds from loans payable, current	-	286,441
Repayment of loans payable, current	-	(698,800)
Proceeds from notes payable	1,750,000	4,900,000
Repayment of seller note for acquisition	-	(1,173,016)
Related party note disbursement	-	(281,771)
Net cash provided by financing activities from continuing operations	2,028,751	13,340,854
Net cash provided by financing activities from discontinued operations	-	505,902
Net cash provided by financing activities	2,028,751	13,846,756
Net increase / (decrease) in cash from continuing operations	(3,756,782)	5,769,267
Net decrease in cash from discontinued operations	-	(326,267)
Cash at beginning of period	5,772,839	329,839
Cash at end of period	$2,016,057	$5,772,839
Supplemental disclosure of cash flow information:
Cash paid for interest	$16,592	$449,068
Supplemental disclosure of non-cash investing and financing activities:
Common stock issued pursuant to separation agreement	$-	$-
Common stock issued pursuant to vesting of restricted stock units	$1,168,600	$2,851,103

The accompanying notes are an integral part of these consolidated financial statements.

CRYOMASS TECHNOLOGIES INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. NATURE OF THE BUSINESS

Cryomass Technologies Inc (“Cryomass Technologies” or the “Company”) designs, manufactures and is developing the strategy to commercialize patented cryo-mechanical systems for the harvesting and refinement of hemp, cannabis, and potentially other high value crops such as hops. The system exploits CryoMass’s U.S.-patented process for the controlled application of liquid nitrogen to stabilize and separate the structural elements of gross plant material. The device currently under development can be operated at a cultivation site or be installed at a processing facility and is being optimized for the collection of fully intact hemp and cannabis trichomes. The first functional “beta” machine has completed field testing. The Company recently signed a license and lease arrangement with a third party to deploy multiple CryoMass trichome separation units at the prospective partner’s facility in California and other locations, with the intention of starting commercial operations shortly.

The Company’s principal office is located at 1001 Bannock St., Suite 612, Denver, CO 80204, and its telephone number is 303-416-7208. The Company’s website is www.cryomass.com. Information appearing on the website is not incorporated by reference into this prospectus.

The Company over its history has explored a number of different business opportunities.

On May 10, 2018, the Company began to establish various business ventures in Colombia through its Colombian subsidiary, First Colombia Devco S.A.S (“Devco”).

On July 1, 2019, the Company acquired 100% of the membership interests in General Extract, LLC, a Colorado limited liability company, in exchange for the shares of Devco. The name of this subsidiary was subsequently changed to Cryomass LLC.

On July 15, 2019, the Company entered into a Membership Interest Purchase Agreement to acquire cannabis-related intellectual property and certain other assets, but not cannabis licenses, of Critical Mass Industries LLC (“CMI”), a Colorado limited liability company.

Effective December 31, 2021, the Company disposed of all CMI-related assets and extinguished any and all related obligations. Therefore, we determined that CMI no longer qualifies as a variable interest entity (“VIE”) as of December 31, 2021.

In August 2020, the Company established a wholly owned Colombian subsidiary, Andina Gold Colombia SAS for this purpose acquiring gold properties in Colombia. However, due to the untimely death of our top geologist, the Company determined that pursuit of gold exploration in Colombia was no longer a practical alternative. In Q1 2022 the respective subsidiary was closed.

CRYOMASS TECHNOLOGIES INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

The first functional “beta” machine has completed field testing. The Company recently signed a license and lease arrangement with a third party to deploy multiple CryoMass trichome separation units at the prospective partner’s facility in California and other locations, with the intention of starting commercial operations shortly.

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

CRYOMASS TECHNOLOGIES INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

Under ASC 810, a reporting entity has a controlling financial interest in a VIE, and must consolidate that VIE, if the total equity investment at risk is not sufficient to permit the legal entity to finance its activities without additional subordinated financial support provided by any parties, including equity holders. Beginning July 15, 2019, the Company consolidated Critical Mass Industries LLC DBA Good Meds (“CMI” and/or “Good Meds”) as a VIE pursuant to certain intellectual property, administrative and consulting agreements in which the Company is deemed the primary beneficiary of CMI. Accordingly, the results of CMI were included in the accompanying consolidated financial statements.

Effective December 31, 2021, we entered into a restated and amended administrative services agreement, terminated our license and marketing agreements, and restated the asset purchase agreement with CMI and affiliates. As a result of these agreements, we disposed of all CMI-related assets and extinguished any and all related obligations. For clarity, we have no management or operations decision-making right or responsibility, nor any access to future economic benefits from operation of the assets. Therefore, upon commencing these agreements, we determined that CMI no longer qualified as a variable interest entity as of December 31, 2021.

CMI Assets & Liabilities
As of December 31,
Description	2022	2021
Current assets
Cash and cash equivalents	$-	$-
Accounts receivable, net	-	-
Inventory, net	-	-
Total current assets	-	-

Total assets	$-	$-

Current liabilities
Accounts payable and accrued expenses	$-	$-
Total current liabilities	-	-

Total liabilities	-	-
Net assets	$-	$-

CRYOMASS TECHNOLOGIES INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

CMI Statement of Operations
	For the Years Ended December 31,
Description	2022	2021
Net sales	$-	$5,891,894
Cost of goods sold, inclusive of depreciation	-	4,132,696
Gross profit	$-	$1,759,198

Operating expenses
Personnel costs	-	428,728
Sales and marketing	-	816,683
General and administrative	-	112,934
Legal and professional fees	-	44,092
Amortization expense	-	-
Total operating expenses	-	1,402,437
Gain from operations	$-	$356,761

Other income / (expense)
Interest expense	-	(49,803)
Goodwill impairment	-	-
Intangibles impairment	-	-
Other income	-	-
Total other income / (expense)	-	(49,803)
Loss on disposal of discontinued operations	-	(3,021,724)
Net income / (loss), before taxes	-	(2,714,766)
Income taxes	-	(10,235)
Net income / (loss), net of taxes	$-	$(2,725,001)

As a result of new agreements entered with CMI on December 31, 2021, we disposed of all CMI-related assets and extinguished any and all related obligations in exchange for a $3,600,000 promissory note due to us no later than December 31, 2023, which was deemed uncollectible during the year ended December 31, 2022.

3. GOING CONCERN UNCERTAINTY, FINANCIAL CONDITIONS AND MANAGEMENT’S PLANS

The Company believes that there is substantial doubt about the Company’s ability to continue as a going concern. The Company believes that its available cash balance as of the date of this filing will not be sufficient to fund its anticipated level of operations for at least the next twelve months. The Company believes that, at the present time, its ability to continue operations depends on cash expected to be available from lease payments and royalty payments in connection with future revenue generation, or possibly from debt or equity investments, to fund its anticipated level of operations for at least the next twelve months. As of December 31, 2022, the Company had working capital of $878,031 and cash balance of $2,016,057. The Company estimates that it needs approximately $4,000,000 to cover overhead costs and has capital expenditure requirements ranging from zero to $6,600,000 depending on how many trichome separation units are ordered over the next twelve months. The Company believes that the Company will continue to incur losses for the immediate future. The Company expects to finance future cash needs from the results of operations and, depending on the results of operations, the Company may need additional equity or debt financing until the Company can achieve profitability and positive cash flows from operating activities from, for example, our recently signed lease and license agreement. As of December 31, 2022, one trichome separation unit has been delivered and is expected to begin producing revenue in the second quarter of 2023. Since the operating expenses of the unit are required to be covered by the licensee and not the Company, the royalty payment would be free cash flow which could be used to cover operating expenses. However, there can be no assurance that the Company will receive sufficient operating cash flow from our licensing agreement or that we will be able to attract the necessary financing.

The continuation of our company as a going concern is dependent upon the continued financial support from our shareholders, the ability of our company to obtain necessary equity or debt financing to continue operations, and ultimately the attainment of profitable operations. For the year ended December 31, 2022, our company used $4,766,864 of cash for operating activities, incurred a net loss of $10,422,691 and has an accumulated deficit of $(39,011,528) since inception.

On March 11, 2020, the 2019 novel coronavirus (“COVID-19) was characterized as a “pandemic.”  The Company’s operations were impacted during the year in the United States. The impact of COVID-19 developments and uncertainty with respect to the economic effects of the pandemic has introduced significant volatility in the financial markets.

The Company assessed certain accounting matters that require consideration of forecasted financial information, including, but not limited to, the carrying value of the Company’s goodwill, intangible assets, and other long-lived assets, and valuation allowances in context with the information reasonably available to the Company and the unknown future impacts of COVID-19 as of December 31, 2022 and through the date of this report. The Company’s future assessment of the magnitude and duration of COVID-19, as well as other factors, could result in material impacts to the Consolidated Financial Statements in future reporting periods.

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

Our financial statements for the year ended December 31, 2022 have been prepared on a going concern basis and contain an additional explanatory paragraph which identifies issues that raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements have been prepared in accordance with GAAP. The consolidated financial statements include the accounts of the Cryomass Technologies Inc, Cryomass LLC, and CMI, a VIE for which the Company was deemed to be the primary beneficiary. CMI was no longer included in the consolidated financial statements as of or for the period subsequent to December 31, 2021. All significant intercompany balances and transactions have been eliminated in consolidation. The Company operates as one segment from its corporate headquarters in Colorado.

Effective December 31, 2021, the Company entered into an asset purchase agreement involving its VIE with Critical Mass Industries, Inc. and John Knapp, the sole shareholder of Critical Mass Industries, Inc., to divest its discontinued operations, where the buyer assumes all assets and liabilities from the Company. Therefore, with regards to both criteria discussed above, the Company no longer has the power to direct activities, absorb losses, or receive benefits from the VIE and as such ceased to consolidate CMI’s financial results with its own.

Use of Estimates

The preparation of the Company’s consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of expenses during the reporting period. Significant estimates and assumptions reflected in these consolidated financial statements include, but are not limited to determining the fair value of the assets acquired and liabilities assumed in acquisition, determining the useful lives and potential impairment of long-lived assets and potential impairment of goodwill. The Company bases its estimates on historical experience, known trends and other market-specific or other relevant factors that it believes to be reasonable under the circumstances. On an ongoing basis, management evaluates its estimates when there are changes in circumstances, facts and experience. Changes in estimates are recorded in the period in which they become known. Actual results could differ from those estimates.

Reclassifications

Certain items in the interim consolidated financial statements were reclassified from prior periods for presentation purposes.

Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturities of three months or less at the time of issuance to be cash equivalents.

CRYOMASS TECHNOLOGIES INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash. Periodically, the Company maintains deposits in accredited financial institutions in excess of federally insured limits. The Company deposits its cash in financial institutions that it believes have high credit quality and has not experienced any losses on such accounts. Aside from this, the Company does not believe it is exposed to any unusual credit risk.

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

Discontinued Operations

The Company had no revenues from discontinued operations for the years ended December 31, 2022. For the year ended December 31, 2021, the Company’s revenue consisted of sales of cannabis and ancillary products to both retail consumers and wholesale customers through its relationship with a VIE, CMI. Revenue for retail customers was recognized upon completion of the transaction in the point of sale system and satisfaction of the sale by providing the corresponding inventory at the retail location. Revenue for wholesale customers was recognized upon acceptance of the physical goods and confirmation by acceptance of the inventory in the regulatory marijuana enforcement tracking reporting compliance (“METRC”) system. Revenue was recognized upon transfer of control of promised products to customers, generally as risk of loss passes, in an amount that reflected the consideration CMI expected to receive in exchange for those products. Taxes collected from customers, which was subsequently remitted to governmental authorities, were excluded from revenue.

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

CRYOMASS TECHNOLOGIES INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

Estimated Useful Life
Computer equipment	3 – 5 years
Furniture and fixtures	5 – 7 years
Machinery and equipment	15 years
Leasehold improvements	Shorter of lease term or 15 years

Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price of an acquired entity over the fair value of identifiable tangible and intangible assets acquired and liabilities assumed in a business combination.

Indefinite-lived intangible assets established in connection with business combinations consist of in process research and development and internal-use software. Intangible assets with indefinite lives are recorded at their estimated fair value at the date of acquisition. Once in process research and development is placed in service, it will be amortized over the estimated useful life. Internal-use software costs recognized as an intangible asset relates to capitalizable costs of computer software obtained for internal-use as defined by the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 350-40-30-1. All other internal-use software costs are expensed as incurred by the Company. Amortization will be recorded straight-line over the estimated useful life of the software once the software is ready for its intended use. As of December 31, 2022, our internal-use software was not ready for its intended use. The estimated useful life for internal-use software will be determined and periodically reassessed based on considerations for obsolescence, technology, competition, and other economic factors.

Intangible assets with finite lives are recorded at their estimated fair value at the date of acquisition and are amortized over their estimated useful lives using the straight-line method. Amortization of assets ceases upon designation as held for sale. The estimated useful lives of intangible assets are detailed in the table below:

Estimated Useful Life
Patent	120 months
In process research and development	104 months

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

Management concluded that there were no events indicative of goodwill impairment during the year ended December 31, 2022.

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

Management concluded that there were no events indicative of identifiable intangible asset impairment during the year ended December 31, 2022

Contingencies

An initial right-of-use (“ROU”) asset and corresponding liability of $1,411,461 was recognized upon the CMI Transaction. The Company adopted ASU Topic 842 January 1, 2019, but had no reportable operating leases at that point in time. As of December 31, 2022, our ROU assets and liabilities associated with CMI were no longer included on the consolidated balance sheets.

CRYOMASS TECHNOLOGIES INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Income Taxes

The Company uses the liability method of accounting for income taxes as set forth in ASC 740, Income Taxes. Under the liability method, deferred taxes are determined based on the temporary differences between the financial statement and tax basis of assets and liabilities using tax rates expected to be in effect during the years in which the basis differences reverse. A valuation allowance is recorded when it is likely that the deferred tax assets will not be realized. We assess our income tax positions and record tax benefits for all years subject to examination based upon our evaluation of the facts, circumstances and information available at the reporting date. In accordance with ASC 740-10, for those tax positions where there is a greater than 50% likelihood that a tax benefit will be sustained, our policy will be to record the largest amount of tax benefit that is more likely than not to be realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. For those income tax positions where there is less than 50% likelihood that a tax benefit will be sustained, no tax benefit will be recognized in the consolidated financial statements.

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

As a result of our fair value calculations, we recognized $928,779 and $515,763 of additional paid in capital associated with the value of the warrants and beneficial conversion, respectively, resulting in a total notes payable discount of $1,444,542, which was completely amortized in 2021. As such, no debt discount amortization was recognized during the year ended December 31, 2022.

CRYOMASS TECHNOLOGIES INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Net Loss per Share

The Company follows ASC 260, Earnings Per Share, which requires presentation of basic and diluted earnings per share (“EPS”) on the face of the income statement for all entities with complex capital structures. Net earnings or loss per share is computed by dividing net income or loss by the weighted-average number of common shares outstanding during the period, excluding shares subject to redemption or forfeiture. The Company presents basic and diluted net earnings or loss per share. Diluted net earnings or loss per share reflect the actual weighted average of common shares issued and outstanding during the period, adjusted for potentially dilutive securities outstanding. Potentially dilutive securities are excluded from the computation of the diluted net loss per share if their inclusion would be anti-dilutive. There were 772,273 unvested RSU’s considered potentially dilutive securities outstanding as of December 31, 2022 and 2,200,003 unvested RSU’s considered potentially dilutive securities outstanding as of December 31, 2021. Diluted net loss per share is the same as basic net loss per share for each period.

Recent Accounting Pronouncements

In August 2020, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging— Contracts in Entity’s Own Equity (Subtopic 815-40). ASU 2020-06 reduces the number of accounting models for convertible debt instruments and convertible preferred stock. The accounting model for beneficial conversion features is removed. The ASU is effective for smaller reporting companies for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company determined that this update will impact its consolidated financial statements, but has not yet determined the impact.

5. BUSINESS COMBINATIONS

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

As if the acquisition occurred on January 1, 2021, as reported in our pro forma basis, our net loss would have been $9,209,433 and our net loss per common share would have been $0.05 for the year ended December 31, 2021. Our net sales would have remained unchanged during the period. These pro forma results are not necessarily indicative of the results that actually would have occurred if the acquisition had occurred on the first day of the periods presented, nor does the pro forma financial information purport to represent the results of operations for future periods.

CRYOMASS TECHNOLOGIES INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The following table below represents the revenue, net loss and loss per share effect of the acquired company, as reported in our pro forma basis as if the acquisition occurred on January 1, 2021. These pro forma results are not necessarily indicative of the results that actually would have occurred if the acquisition had occurred on the first day of the periods presented, nor does the pro forma financial information purport to represent the results of operations for future periods.

	For the Years Ended December 31,
	2022	2021
Net sales	$-	$7,641,737
Net loss	$(10,422,691)	$(12,417,483)
Net loss per common share	$(0.05)	$(0.08)

6. DISCONTINUED OPERATIONS

In June 2020, the Company’s board of directors adopted a plan to exit the cultivation, manufacturing of infused products and retail distribution businesses through the termination of its VIE relationship with CMI. The Company determined that this event represented a strategic shift having a major effect on the Company’s operations and financial results.

The consolidated statements of operations include the following operating results related to these CMI discontinued operations:

	Year Ended December 31,
	2022	2021
Net sales	$-	$5,891,894
Cost of goods sold, inclusive of depreciation	-	4,132,696
Gross profit	-	1,759,198

Operating expenses:
Personnel costs	-	428,728
Sales and marketing	-	816,683
General and administrative	-	112,934
Legal and professional fees	-	44,092
Amortization expense	-	-
Total operating expenses	-	1,402,437
Gain from operations	-	356,761

Other income (expenses):
Interest expense	-	(49,803)
Goodwill impairment	-	-
Intangibles impairment	-	-
Other income	-	-
Total other income (expenses)	-	(49,803)
Loss on disposal of discontinued operations	-	(3,021,724)
Net gain / (loss) from discontinued operations, before taxes	-	(2,714,766)
Income taxes	-	(10,235)
Net gain / (loss) from discontinued operations	$-	$(2,725,001)

As discussed in Note 2, we disposed of all CMI-related assets and extinguished any and all related obligations, resulting in a loss on disposal of discontinued operations of $3,021,724 in 2021.

CRYOMASS TECHNOLOGIES INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

7. PROPERTY AND EQUIPMENT, NET

Property and equipment, net, of $525,855 and $225,000 as of December 31, 2022 and 2021, respectively, consisted entirely of machinery and equipment.

On October 24, 2022, our machinery and equipment was able to produce a commercially viable unit and we began depreciating the machine at that time.

	December 31, 2022	December 31, 2021
Leasehold improvements	$-	$-
Machinery and equipment	531,255	225,000
Furniture and fixtures	-	-
Construction in progress	-	-
	531,255	225,000
Less: Accumulated depreciation	(5,400)	-
	$525,855	$225,000

Depreciation expense for the years ended December 31, 2022 and 2021 was $5,400 and $0, respectively.

8. GOODWILL AND INTANGIBLE ASSETS

The carrying value of goodwill was $1,190,000 and $1,190,000, as of December 31, 2022 and December 31, 2021, respectively.

The following tables summarize information relating to the Company’s identifiable intangible assets as of December 31, 2022 and December 31, 2021, respectively.

	As of December 31, 2022
	Estimated Useful Life (Years)	Gross Amount	Accumulated Amortization	Carrying Value
Amortized
Patent	120 months	873,263	(130,989)	742,274
Indefinite-lived
In-process research and development	104 months	3,209,000	(69,675)	3,139,325
Internal use software	Indefinite	98,983	-	98,983
Total identifiable intangible assets		$4,181,246	$(200,664)	$3,980,582

	As of December 31, 2021
	Estimated Useful Life (Years)	Gross Amount	Accumulated Amortization	Carrying Value
Amortized
Patent	120 months	873,263	(43,663)	829,600
Indefinite-lived
In-process research and development	104 months	3,209,000	-	3,209,000
Total identifiable intangible assets		$4,082,263	$(43,663)	$4,038,600

Amortization expense was $157,001 and $43,663 for the years ended December 31, 2022 and 2021, respectively.

CRYOMASS TECHNOLOGIES INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

9. LOAN RECEIVABLE

As a result of new agreements entered with CMI on December 31, 2021, as further detailed in Note 1 above, we received a $6,600,000 promissory note due to us no later than December 31, 2023, of which we determined the net realizable value of the gross amount of the note was $3,600,000. In consideration of the loan receivable, we conveyed to CMI, any and all manufacturing, grow equipment, and retail-related assets and other assets Seller owned in the state of Colorado and were used by CMI subsidiaries in the course of business, including client lists and appertaining intellectual property, as well as all liabilities related to these assets. During the first quarter of 2022, the Company issued an additional $620,000 in loans to CMI. During the fourth quarter of 2022, the Company deemed the full loan receivable balance to be uncollectible and therefore it is no longer included on the consolidated balance sheets as of December 31, 2022.

10. DEBT

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

Between March 29, 2021 and July 6, 2021, the Company entered into a series of similar subscription agreements with either domestic or non-US accredited investors, respectively (each, a “Initial Tranche Subscription Agreement (US)” and, respectively, “Initial Tranche Subscription Agreement (non-US)”) pursuant to which the Company issued and sold to certain accredited investors, in the initial tranche of a non-brokered private placement (the “Private Placement”), an aggregate 3,000 units (“Units”), each Unit representing (i) one $1,000 principal amount term note providing for an optional conversion into shares of Company common stock at a price of $0.20 per share (each the “Initial Convertible Term Note”) and (ii) a common share warrant for the purchase of 5,000 shares of Company common stock at an exercise price of $0.40 per share (each an “Initial Warrant”), for aggregate net proceeds of $3,000,000. The Initial Convertible Term Notes would have matured on March 31, 2022 had they not all been converted and the Initial Warrants expire unless exercised by March 31, 2023. Interest accrued on these notes at a rate of 12% per annum payable on a quarterly basis.

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

On August 20, 2021, the Company entered into a $300,000 loan agreement, which accrued interest at 91.23% per annum. Payment was due on a weekly basis up to the maturity date of May 27, 2022. The loan was fully repaid on October 19, 2021.

On September 15, 2022, the Company entered into a $2,000,000 loan agreement which accrues interest at 12% per annum, payable quarterly. The full principal amount is due on October 1, 2024.

CRYOMASS TECHNOLOGIES INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

11. RELATED PARTY TRANSACTIONS

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

On September 15, 2022, the Company entered into a loan agreement of $2,000,000 with CRYM Co-Invest, for which Alexander Massa, a 10% beneficial owner of the Company, has investment control. The note accrues interest at 12% per annum and matures on October 1, 2024.

12. SHAREHOLDERS’ EQUITY

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

CRYOMASS TECHNOLOGIES INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

From September to December 2022, the Company issued 125,000 shares of common stock in exchange for services.

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

A summary of the Company’s RSU award activity for the year ended December 31, 2022 is as follows:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2021	2,200,003	$0.45
Granted	2,064,386	0.29
Vested	(3,442,116)	0.40
Forfeited	(50,000)	0.17
Outstanding at December 31, 2022	772,273	$0.30

The total fair value of RSUs vested during the years ending December 31, 2022 and 2021 was $1,168,600 and $2,851,102, respectively. As of December 31, 2022 and 2021, there was $132,747 and $78,676, respectively, of unrecognized stock-based compensation cost related to non-vested RSU’s, which is expected to be recognized over the remaining vesting period.

Stock-based compensation expense relating to RSU’s was $603,463 and $1,685,066 for the years ending December 31, 2022 and 2021, respectively. Stock-based compensation for the year ending December 31, 2022 consisted of equity awards forfeited, granted and vested to employees, directors and consultants of the Company in the amount of $249,507, $349,110, and $4,846, respectively. Expenses for stock-based compensation is included on the accompanying consolidated statements of operations in general and administrative expense.

CRYOMASS TECHNOLOGIES INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Stock Option Awards

A summary of the Company’s stock option activity for the year ended December 31, 2022 is as follows:

	Stock Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2021	8,500,000	$0.18	9.2	$1,579,108
Granted and vested	-	-	-	-
Forfeited	-	-	-	-
Outstanding at December 31, 2022	8,500,000	$0.18	8.5	$1,579,108

During the years ended December 31, 2022 and 2021, the Company issued 0 and 5,000,000, respectively, of stock options to certain employees, which vested immediately, for a total fair value of $0 and $968,205, respectively. Stock-based compensation expense relating to stock options was $0 and $968,205, respectively.

During the year ended December 31, 2021, the Company issued warrants with the option to purchase 73,950,000 common shares at an exercise price of $0.40 per share. Of these warrants, 15,000,000 shares expire on March 31, 2023, 9,500,000 expire on April 30, 2023, 1,000,000 expire on September 17, 2023, 9,000,000 expire on October 15, 2023, 9,510,000 expire on October 26, 2023, 190,000 expire on November 2, 2023, 4,560,000 expire on November 10, 2023, 1,940,000 expire on November 15, 2023, 750,000 expire on November 17, 2023, and 22,500,000 expire on November 10, 2024. During the year ended December 31, 2022, 220,500 warrants were exercised at $0.30 per share.

The fair value of these warrants is $1,867,960, which is reflected in additional paid in capital.

13. INCOME TAXES

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

The provision (benefit) for income taxes for the years ended December 31, 2022 and 2021 consists of:

	2022	2021
Current (benefit) provision
Federal	$-	$-
State	-	-
Total Current	-	-

Deferred (benefit) provision
Federal	$(6,262)	$3,724
State	(15,527)	6,511
Total Deferred	$(21,788)	$10,235

Total Provision	$(21,788)	$10,235

CRYOMASS TECHNOLOGIES INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The statutory federal income tax rate (21 percent) for the years ended December 31, 2022 and 2021 is reconciled to the effective income tax rate as follows:

	2022		2021
	Tax	Percentage	Tax	Percentage
Income Taxes At Statutory Federal Income Tax Rate	$(2,193,341)	21.00%	$(2,202,256)	21.00%
State Taxes, Net Of Federal Income Tax Benefit	(15,527)	(0.15)	6,511	(0.06)
Return to Provision Adjustment - Permanent Items	(433,010)	4.15	-	0.00
Deferred Only Adjustment	(360,713)	3.45	-	0.00
Change in Valuation Allowance	2,984,005	(28.57)	1,838,803	(17.53)
Section 280E Expense Disallowance	-	0.00	367,177	(3.50)
Other	(3,203)	0.03	1	0.00
Effective tax	$10,235	(0.10)%	$10,235	(0.10)%

Deferred tax assets and liabilities by type at December 31, 2022 and 2021 are as follows:

Deferred Tax Assets (Liabilities):	2022	2021
Stock Compensation	$122,132	$(7,335)
Stock Compensation - Options	256,288	259,057
Accrued Salary	-	44,384
Trademark/Trade Name	(73,637)	(8,033)
Developed Manufacturing Process - Extraction	-	(53,747)
Customer Relationships	-	1,947
Patent	-	3,589
In-Process Research & Development - CryoCann	(61,490)	(26,376)
Goodwill - CMI	-	179,892
In-Process Research & Development - CMI	89,619	98,135
Goodwill - CryoCann	(16,862)	3,490
NOL - Federal Pre-2018	43,367	43,367
NOL - Federal Post-2017	5,233,548	2,097,542
NOL - State	1,086,609	608,703
Deferred Tax Assets (Liabilities)	$6,690,261	$3,244,615

Valuation Allowance	(6,693,634)	(3,269,776)

Net Deferred Tax Assets (Liabilities)	$(3,373)	$(25,161)

As of December 31, 2022 and 2021, the Company had federal net operating loss carryforwards of approximately $25,128,168 and $10,194,806. As result of the 2017 Tax Cuts and Jobs Act (“TCJA”) and the 2020 Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), any federal net operating losses generated in years beginning after December 31, 2017 can be carried forward indefinitely to offset taxable income in future periods. The amount of federal net operating losses with an indefinite carryforward totaled $24,921,659 as of December 31, 2022. The federal net operating losses generated prior to 2018 will begin to expire in 2037. State net operating losses were approximately $31,260,334 and $16,641,692 at December 31, 2022 and 2021. State net operating losses will begin to expire in 2041. The deferred tax assets before valuation allowance for the net operating losses were $6,363,524 and $2,749,613 as of December 31, 2022 and 2021. Should a change in ownership occur, the net operating losses would be subject to the limitations set forth under IRC Section 382.

Management assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing deferred tax assets. On the basis of this evaluation, as of December 31, 2022, the Company has recorded a full valuation allowance against its net deferred tax assets. The valuation allowance is estimated to be approximately $6,693,634 and $3,269,776 for the years ended December 31, 2022 and 2021, respectively. However, because deferred tax liabilities related to indefinite lived intangibles cannot be used as a source of income to recognize deferred tax assets with definite lives, the recorded valuation allowance exceeded the net deferred assets resulting in an overall net deferred tax liability, as reflected in the table above.

The Company has adopted the provisions of ASC 740 which prescribe the procedures for recognition and measurement of tax positions taken or expected to be taken in income tax returns. As of December 31, 2022, the Company does not have an accrual relating to uncertain tax positions. It is not anticipated that unrecognized tax benefits would significantly increase or decrease within 12 months of the reporting date.

CRYOMASS TECHNOLOGIES INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

14. COMMITMENTS & CONTINGENCIES

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

There are no other leases that meet the reporting standards of ASU Topic 842 as the Company does not have any other leases with a term exceeding twelve months. There were no lease payments not accounted for under ASU Topic 842 for the years ended December 31, 2022 and 2021, respectively.

An ROU asset of $1,411,461 was recognized upon the CMI Transaction.

The present value of the liabilities decreased by $0 and $519,671 for the years ended December 31, 2022 and 2021, respectively. This balance is included in the operating section of the statement of cash flows for the years ended December 31, 2022 and 2021. Operating lease cost was approximately $0 and $664,686 for the years ended December 31, 2022 and 2021, respectively.

The right of use assets and lease liabilities assumed from the CMI transaction were disposed of as part of the disposal of our discontinued operations, which is described in further detail above.

The Company does not have any leases that have not yet commenced which are significant.

Legal Proceedings

Legal proceedings covering a dispute arising from a past employment agreements is pending against the Company’s former business partner, CMI. In Gaudio v. Critical Mass Industries, LLC et al, CMI’s motion to set aside a default judgment was granted April 26, 2021 and a mandatory mediation settlement conference is scheduled for March 30, 2023. It is possible that there could be adverse developments in the Gaudio case. An unfavorable outcome or settlement of pending litigation could encourage the commencement of additional litigation against CMI or the Company. We and our subsidiaries will record provisions in the consolidated financial statements for pending litigation when we determine that an unfavorable outcome is probable and the amount of the loss can be reasonably estimated. At the present time, while it is reasonably possible that an unfavorable outcome in the Gaudio case may occur, (i) management is unable to estimate the possible loss or range of loss that our Company would undergo that could result from an unfavorable outcome or settlement in Gaudio; and (iii) accordingly, management has not provided any amounts in the consolidated financial statements for an unfavorable outcome in this case, if applicable. Any applicable legal advice costs are expensed as incurred.

15. SUBSEQUENT EVENTS

On January 10, 2023, the Company issued a total of 1,100,000 shares of common stock to its three executive officers as performance bonuses for the 2022 fiscal year. In addition, 277,932 shares of common stock were issued to the Chief Executive Officer as additional compensation for serving as a director. The other four directors each received 277,932 RSUs which vest on January 10, 2025.

On January 16, 2023, the Company entered into a Patent License and Equipment Rental Agreement (Exhibit 10.20) stipulating that the Company may receive an upfront fee of $10.2 million for the lease of up to 12 units of the Company’s Trichome Separation Systems., and subsequent royalty revenues from the operation of the units. Royalty payments, which consist of net revenues (as defined in the agreement) collected from customers will be split evenly between the Company and the licensee of the agreement.