Form 10-Q
period 2023-03-31
Cryomass Technologies, Inc.
filed 2023-05-15
CIK 1533030

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of May 11, 2023, the registrant had 205,329,137 shares of its common stock, par value $0.001 per share, outstanding.

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

Any forward-looking statements in this Quarterly Report on Form 10-Q reflect our current views with respect to future events or to our future financial performance. A more detailed description of risk factors that may affect our operating results can be found in Part II, Item 1A, “Risk Factors” in this Quarterly Report on Form 10-Q and Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 filed with the SEC on March 24, 2023, and our other filings with the SEC. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future.

i

CRYOMASS TECHNOLOGIES INC.

CONSOLIDATED BALANCE SHEETS

	March 31, 2023 (unaudited)	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$663,978	$2,016,057
Deferred Tax asset	21,788	21,788
Prepaid expenses	92,774	128,651
Total current assets	778,540	2,166,496

Property and equipment, net	737,302	525,855
Goodwill	1,190,000	1,190,000
Intangible assets, net	3,879,919	3,980,582
Total assets	$6,585,761	$7,862,933

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$1,431,221	$1,288,465
Total current liabilities	1,431,221	1,288,465
Notes payable, related party	2,000,000	2,000,000
Total liabilities	3,431,221	3,288,465

Commitments and contingencies (Note 10)

Shareholders’ equity:
Preferred stock, $0.001 par value, 100,000 shares authorized, no shares issued and outstanding respectively	-	-
Common stock, $0.001 par value, 500,000,000 shares authorized, 204,779,137 and 202,651,205 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	204,780	202,652
Additional paid-in capital	43,559,814	43,163,579
Common stock to be issued	-	219,765
Accumulated deficit	(40,610,054)	(39,011,528)
Total shareholders’ equity	3,154,540	4,574,468
Total liabilities and shareholders’ equity	$6,585,761	$7,862,933

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CRYOMASS TECHNOLOGIES INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended March 31,
	2023	2022

Net sales	$-	$-
Cost of goods sold	-	-
Gross profit	-	-

Operating expenses:
Personnel costs	768,266	335,230
General and administrative	339,895	295,349
Legal and professional fees	298,742	1,458,257
Depreciation and amortization expense	124,529	21,832
Research and development	123	17,122
Total operating expenses	1,531,555	2,127,790
Loss from operations	(1,531,555)	(2,127,790)

Other income (expenses):
Interest expense - net	(53,661)	(36,023)
Gain / (loss) on foreign exchange	(13,310)	11,508
Total other expenses	(66,971)	(24,515)
Net loss before taxes	(1,598,526)	(2,152,305)
Income taxes	-	-
Net loss	$(1,598,526)	$(2,152,305)

Net loss per common share:
Loss per common share - basic and diluted	$(0.01)	$(0.01)

Weighted average common shares outstanding—basic and diluted	204,021,504	198,268,853

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CRYOMASS TECHNOLOGIES INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(UNAUDITED)

	Common Stock		Additional Paid-In	Common Stock to	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Be Issued	Deficit	Equity
Balance at December 31, 2021	196,949,801	$196,950	$41,916,207	$-	$(28,588,837)	$13,524,320
Share issuance in exchange for services	458,334	458	159,959	80,208	-	240,625
Stock-based compensation	1,735,529	1,736	139,079	-	-	140,815
Net loss	-	-	-	-	(2,152,305)	(2,152,305)
Balance at March 31, 2022	199,143,664	$199,144	$42,215,245	$80,208	$(30,741,142)	$11,753,455
Balance at December 31, 2022	202,651,205	$202,652	$43,163,579	$219,765	$(39,011,528)	$4,574,468
Common stock issued for prior period services	62,500	62	21,813	(21,875)	-	-
Common stock issued for current period services	187,500	188	65,438	-	-	65,626
Common stock issued for vested RSUs for prior period services	1,100,000	1,100	196,790	(197,890)	-	-
Common stock issued for vested RSUs for current period services	777,932	778	49,222	-	-	50,000
Stock-based compensation for vested RSUs for current period services	-	-	62,972	-	-	62,972
Net loss	-	-	-	-	(1,598,526)	(1,598,526)
Balance at March 31, 2023	204,779,137	$204,780	$43,559,814	$-	$(40,610,054)	$3,154,540

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CRYOMASS TECHNOLOGIES INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended March 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,598,526)	$(2,152,305)
Adjustments to reconcile net loss to net cash used in operating activities from continuing operations:
Amortization of debt discount	-	31,250
Depreciation and amortization expense	124,529	21,832
Fair value of common stock issued pursuant to service and advisory agreements	-	160,417
Stock-based compensation expense	-	140,815
Common stock issued for vested RSUs for current period services	50,000	-
Stock-based compensation for vested RSUs for current period services	62,972	-
Common stock issued for the current period services	65,626	-
Change in operating assets and liabilities:
Prepaid expenses	35,877	684,205
Accounts payable and accrued expenses	(78,821)	(517,514)
Net cash used in operating activities	(1,338,343)	(1,631,300)
CASH FLOWS FROM INVESTING ACTIVITIES:
Issuance of loans receivable	-	(618,831)
Purchase of property and equipment	-	(8,641)
Purchase of intangible assets	(13,736)	-
Net cash used in investing activities	(13,736)	(627,472)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from common stock subscribed and to be issued	-	80,208
Net cash provided by financing activities	-	80,208
Net (decrease) in cash	(1,352,079)	(2,178,564)
Cash at beginning of period	2,016,057	5,772,839
Cash at end of period	$663,978	$3,594,275
Supplemental disclosure of non-cash investing activities:
Purchase of property and equipment on credit	$(221,577)	-

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

Cryomass Technologies Inc serves as the parent company to its wholly-owned subsidiaries which include Cryomass LLC, Cryomass California LLC, and 1304740 B.C. Unlimited Liability Company.

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

2. Going Concern Uncertainty, Financial Conditions and Management’s Plans

The Company believes that there is substantial doubt about the Company’s ability to continue as a going concern. The Company believes that its available cash balance as of the date of this filing will not be sufficient to fund its anticipated level of operations for at least the next twelve months. The Company believes that, at the present time, its ability to continue operations depends on cash expected to be available from lease payments and royalty payments in connection with future revenue generation, or possibly from debt or equity investments, to fund its anticipated level of operations for at least the next twelve months. As of March 31, 2023, the Company had a working deficit of $652,681 and cash balance of $663,978. The Company estimates that it needs approximately $4,000,000 to cover overhead costs and has capital expenditure requirements ranging from zero to $6,600,000 depending on how many trichome separation units are ordered over the next twelve months. The Company believes that the Company will continue to incur losses for the immediate future. The Company expects to finance future cash needs from the results of operations and, depending on the results of operations, the Company may need additional equity or debt financing until the Company can achieve profitability and positive cash flows from operating activities from, for example, our recently signed lease and license agreement. As of March 31, 2023, one trichome separation unit has been delivered and is expected to begin producing revenue in the second quarter of 2023. Since the operating expenses of the unit are required to be covered by the licensee and not the Company, the royalty payment would be free cash flow which could be used to cover operating expenses. However, there can be no assurance that the Company will receive sufficient operating cash flow from our licensing agreement or that we will be able to attract the necessary financing.

The continuation of our Company as a going concern is dependent upon the continued financial support from our shareholders, the ability of our Company to obtain necessary equity or debt financing to continue operations, and ultimately the attainment of profitable operations. For the three months ended March 31, 2023, our Company used $1,338,343 of cash for operating activities, incurred a net loss of $1,598,526 and has an accumulated deficit of $40,610,054 since inception.

Our financial statements for the three months ended March 31, 2023 have been prepared on a going concern basis and do not include any adjustments that might result from the outcome of this uncertainty.

3. Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements have been prepared in accordance with Generally Accepted Accounting Principles. The consolidated financial statements include the accounts of the Cryomass Technologies Inc, Cryomass LLC, Cryomass California LLC, and 1304740 B.C. Unlimited Liability Company. All significant intercompany balances and transactions have been eliminated in consolidation. The Company operates as one segment from its corporate headquarters in Colorado.

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

Estimated Useful Life
Computer equipment	3 – 5 years
Furniture and fixtures	5 – 7 years
Machinery and equipment	15 years
Leasehold improvements	Shorter of lease term or useful life

Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price of an acquired entity over the fair value of identifiable tangible and intangible assets acquired and liabilities assumed in a business combination.

Indefinite-lived intangible assets established in connection with business combinations consist of in process research and development and internal-use software. Intangible assets with indefinite lives are recorded at their estimated fair value at the date of acquisition. Once in process research and development is placed in service, it will be amortized over the estimated useful life. Internal-use software costs recognized as an intangible asset relates to capitalizable costs of computer software obtained for internal-use as defined by the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 350-40-30-1. All other internal-use software costs are expensed as incurred by the Company. Amortization will be recorded straight-line over the estimated useful life of the software once the software is ready for its intended use. As of March 31, 2023, our internal-use software was not ready for its intended use. The estimated useful life for internal-use software will be determined and periodically reassessed based on considerations for obsolescence, technology, competition, and other economic factors.

Intangible assets with finite lives are recorded at their estimated fair value at the date of acquisition and are amortized over their estimated useful lives using the straight-line method. Amortization of assets ceases upon designation as held for sale. The estimated useful lives of intangible assets are detailed in the table below:

Estimated Useful Life
Patent	120 Months
In process research and development	104 Months
Internal use software	Pending

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

Management concluded that there were no events indicative of goodwill impairment during the three months ended March 31, 2023.

Indefinite-Lived Intangible Assets and Intangible Assets Subject to Amortization

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

Management concluded that there were no events indicative of identifiable intangible asset impairment during the three months ended March 31, 2023.

Leases

We account for our leases under ASC 842. Under this guidance, arrangements meeting the definition of a lease are classified as operating or financing leases, and are recorded on the consolidated balance sheet as both a right of use asset and lease liability, calculated by discounting fixed lease payments over the lease term at the rate implicit in the lease or our incremental borrowing rate. Lease liabilities are increased by interest and reduced by payments each period, and the right of use asset is amortized over the lease term. For finance leases, interest on the lease liability and the amortization of the right of use asset results in front-loaded expense over the lease term. Variable lease expenses are recorded when incurred.

In calculating the right of use and lease liability, we have elected to combine lease and non-lease components. We exclude short-term leases having an initial term of 12 months or less from the new guidance as an accounting policy election, and recognize rent expense on a straight-line basis over the lease term.

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

The carrying values reported in the consolidated balance sheets for cash, prepaid expenses, accounts payable, and notes payable approximate fair values because of the immediate or short-term maturities of these financial instruments. There were no other assets or liabilities that require fair value to be recalculated on a recurring basis.

Net Loss per Share

The Company follows ASC 260, Earnings Per Share, which requires presentation of basic and diluted earnings per share (“EPS”) on the face of the income statement for all entities with complex capital structures. Net earnings or loss per share is computed by dividing net income or loss by the weighted-average number of common shares outstanding during the period, excluding shares subject to redemption or forfeiture. The Company presents basic and diluted net earnings or loss per share. Diluted net earnings or loss per share reflect the actual weighted average of common shares issued and outstanding during the period, adjusted for potentially dilutive securities outstanding. Potentially dilutive securities are excluded from the computation of the diluted net loss per share if their inclusion would be anti-dilutive. There were 2,336,588 unvested RSU’s considered potentially dilutive securities outstanding as of March 31, 2023 and 1,933,985 unvested RSU’s considered potentially dilutive securities outstanding as of March 31, 2022. Diluted net loss per share is the same as basic net loss per share for each period.

4. Property and Equipment, Net

Property and equipment, net, of $737,302 and $525,855 as of March 31, 2023 and December 31, 2022, respectively, consisted entirely of machinery and equipment.

	March 31, 2023	December 31, 2022
Machinery and equipment	752,833	531,255
Less: Accumulated depreciation	(15,531)	(5,400)
	$737,302	$525,855

Depreciation expense for the three months ended March 31, 2023 and 2022 was $10,130 and $0, respectively.

5. Goodwill and Intangible Assets

The carrying value of goodwill was $1,190,000 as of March 31, 2023 and December 31, 2022.

The following tables summarize information relating to the Company’s identifiable intangible assets as of March 31, 2023 and December 31, 2022:

	March 31, 2023
	Estimated Useful Life	Gross Amount	Accumulated Amortization	Carrying Value
Amortized
Patent	120 months	$873,263	$(152,821)	$720,442
Indefinite-lived
In-process research and development	104 months	3,209,000	(162,242)	3,046,758
Internal use software	Pending	112,719	-	112,719
Total identifiable intangible assets		$4,194,982	$(315,063)	$3,879,919

	December 31, 2022
	Estimated Useful Life	Gross Amount	Accumulated Amortization	Carrying Value
Amortized
Patent	120 months	$873,263	$(130,989)	$742,274
Indefinite-lived
In-process research and development	104 months	3,209,000	(69,675)	3,139,325
Internal use software	Pending	98,983	-	98,983
Total identifiable intangible assets		$4,181,246	$(200,664)	$3,980,582

Amortization expense was $114,399 and $21,832 for the three months ended March 31, 2023 and 2022, respectively.

Years ending December 31,	Amount
2023 (remainder of year)	343,197
2024	457,596
2025	457,596
2026	457,596
2027	457,596
Thereafter	1,706,338
3,879,919

6. Loans Receivable

On July 15, 2019, the Company entered into a Membership Interest Purchase Agreement to acquire cannabis-related intellectual property and certain other assets, but not cannabis licenses, of Critical Mass Industries LLC (“CMI”), a Colorado limited liability company. Effective December 31, 2021, the Company disposed of all CMI-related assets and extinguished any and all related obligations. In conjunction with the disposal, we received a $6,600,000 promissory note due to us no later than December 31, 2023, of which we determined the net realizable value of the gross amount of the note was 3,600,000 as of December 31, 2021. In consideration of the loan receivable, we conveyed to CMI, any and all manufacturing, grow equipment, and retail-related assets and other assets Seller owned in the state of Colorado and were used by CMI subsidiaries in the course of business, including client lists and appertaining intellectual property, as well as all liabilities related to these assets. During the first quarter of 2022, the Company issued an additional $618,831 in loans to CMI. During the fourth quarter of 2022, the Company deemed the full loan receivable balance to be uncollectible and therefore it is no longer included on the consolidated balance sheets as of March 31, 2023.

7. Notes Payable, Related Party

On September 15, 2022, the Company entered into a loan agreement of $2,000,000 with CRYM Co-Invest, for which Alexander Massa, a 23.1% beneficial owner of the Company, has investment control. The note accrues interest at 12% per annum and matures on October 1, 2024. As of March 31, 2023, we have accrued $130,000 in interest expense on the loan.

8. Shareholders’ Equity

From January to March 2022, the Company issued 458,334 shares of common stock at $0.35 per share for a total dollar value of $160,417 in exchange for services, 550,000 shares of common stock at $0.2695 per share for a total dollar value of $148,225 for 2021 management performance bonuses, 185,529 shares of common stock at $0.2695 per share for a total dollar value of $50,000 for director compensation, and 1,000,000 shares of common stock at $0.65 for a total dollar value of $130,000 for 2020 RSU grants vesting in January 2022.

From January to March 2023, the Company issued 62,500 shares of common stock at $0.35 per share for a total dollar value of $21,875 for prior period services, 187,500 shares of common stock at $0.35 per share for a total dollar value of $65,625 for current period services, 1,100,000 shares of common stock at $0.1799 per share for a total dollar value of $197,890 for vested RSUs for prior period services, and 777,932 shares of common stock at $0.1799 per share for a total dollar value of $139,950 for vested RSUs for current period services.

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

A summary of the Company’s RSU award activity for the three months ended March 31, 2023 and 2022, respectively, is as follows:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2022	1,453,857	$0.30
Granted	2,760,660	0.17
Vested	(1,877,932)	0.23
Forfeited	-	-
Outstanding at March 31, 2023	2,336,585	$0.21

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2021	2,200,003	$0.45
Granted	1,469,511	0.27
Vested	(1,735,529)	0.49
Forfeited	-	-
Outstanding at March 31, 2022	1,933,985	$0.27

The total fair value of RSUs vested during the three months ending March 31, 2023 and 2022 was $424,640 and $848,600, respectively. As of March 31, 2023 and 2022, there was $303,663 and $187,761, respectively, of unrecognized stock-based compensation cost related to non-vested RSU’s, which is expected to be recognized over the remaining vesting period.

Stock-based compensation expense relating to RSU’s was $112,972 and $140,815 for the three months ending March 31, 2023 and 2022, respectively. Stock-based compensation for the three months ending March 31, 2023 consisted of equity awards forfeited, granted and vested to employees, directors and consultants of the Company in the amount of $15,929, $97,043, and $0, respectively. Expenses for stock-based compensation are included on the accompanying consolidated statements of operations in general and administrative expense.

Stock Option Awards

A summary of the Company’s stock option activity for the three months ended March 31, 2023 and 2022, respectively, is as follows:

	Stock Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2022	8,500,000	$0.18	8.5	$1,579,108
Granted and vested	-	-	-	-
Forfeited	-	-	-	-
Outstanding at March 31, 2023	8,500,000	$0.18	8.0	$1,579,108

	Stock Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2021	8,500,000	$0.18	9.2	$1,579,108
Granted and vested	-	-	-	-
Forfeited	-	-	-	-
Outstanding at March 31, 2022	8,500,000	$0.18	9.0	$1,579,108

During the three months ended March 31, 2023 and 2022, the Company did not issue any stock options.

Warrants

During the year ended December 31, 2021, the Company issued warrants with the option to purchase 73,950,000 common shares at an exercise price of $0.40 per share through a series of convertible note offerings and equity subscription agreements. All of the convertible notes were converted in 2021. Of these warrants, 15,000,000 shares expired on March 31, 2023, 9,500,000 expired on April 30, 2023, 1,000,000 expire on September 17, 2023, 9,000,000 expire on October 15, 2023, 9,510,000 expire on October 26, 2023, 190,000 expire on November 2, 2023, 4,560,000 expire on November 10, 2023, 1,940,000 expire on November 15, 2023, and 750,000 expire on November 17, 2023, and 22,500,000 expire on November 10, 2024. During the three months ended March 31, 2023, no warrants were exercised.

The fair value of these warrants was $1,867,960, which was recorded to additional paid in capital in the year ended December 31, 2021.

9. Income Taxes

In accordance with ASC 740-270, the Company calculates the interim tax expense based on an annual effective tax rate (“AETR”). The AETR represents the Company’s estimated effective tax rate for the year based on full year projection of tax expense, divided by the projection of full year pretax book loss, adjusted for discrete transactions occurring during the period. The annual effective tax rate for the three months ended March 31, 2023 was 0.0%,

The Company currently carries a deferred tax asset on its balance sheet.

10. Commitments & Contingencies

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

Legal Proceedings

None.

11. Subsequent Events

On April 17, 2023, the Company received $100,000, $50,000, $25,000, and CAD $250,000 loans from Simon Langelier, Health Diplomats Pte Ltd, Mario Gobbo, and 9083-0043 Quebec Inc, respectively. Mr. Langelier and Mr. Gobbo are directors of the Company. Dr. Delon Human is also a director of the Company who is the President of Health Diplomats Pte Ltd. 9083-0043 Quebec Inc is not a related party. The loans from the directors mature on April 17, 2025 and accrue interest at 12% per annum. The loan from 9083-0043 Quebec Inc matures on December 15, 2025 and also accrues interest at 12% per annum. In conjunction with the loans, the respective parties were issued warrants to purchase 454,500, 227,250, 113,625, and 840,750 shares of common stock with an exercise price of $0.25 per share. The warrants expire on April 17, 2027.

On April 18, 2023, the Company received a CAD $100,000 loan from Investissement S Losier Inc. The loan matures on December 15, 2025 and accrues interest at 12% per annum. In conjunction with the loan, the counterparty was issued warrants to purchase 336,300 shares of common stock with an exercise price of $0.25 per share. The warrants expire on April 17, 2027.

On April 28, 2023, the Company issued 550,000 shares of common stock as part of an employment agreement for a new employee.

On April 30, 2023, 9,500,000 outstanding warrants with an exercise price of $0.40 expired.

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

Results of Operations for the Three Months Ended March 31, 2023 and 2022

Our operating results for the three months ended March 31, 2023 and 2022 are summarized as follows:

	For the Three Months Ended March 31,		Change
	2023	2022	Dollars	Percentage
Net sales	$-	$-	$-	0%
Cost of goods sold, inclusive of depreciation	-	-	-	0%
Gross profit	-	-	-	0%
Total operating expenses	1,531,555	2,127,790	(596,235)	-28%
Loss from operations	(1,531,555)	(2,127,790)	596,235	28%
Total other expenses	(66,971)	(24,515)	(42,456)	173%
Net loss from continuing operations, before taxes	(1,598,526)	(2,152,305)	553,779	-26%
Income taxes	-	-	-	0%
Net loss	$(1,598,526)	$(2,152,305)	$553,779	26%

Net Sales and Cost of Goods Sold

There were no net sales or cost of goods sold for the three months ended March 31, 2023 and 2022.

Operating Expenses

Operating expenses encompass personnel costs, research and development, general and administrative expenses, and legal and professional fees. Total operating expenses were $1,531,555 for the three months ended March 31, 2023 as compared to $2,127,790 for the three months ended March 31, 2022. The net decrease of $596,235 or 28%, was primarily attributable to the following changes in operating expenses of:

●	Legal and professional fees - $1,159,515 decrease

●	Personnel costs - $433,036 increase

The decrease of $1,159,515, or 80%, in legal and professional fees is primarily due to the fact that the Company incurred significant costs related to investor relations market awareness activities during the three months ending March 31, 2022. The increase of $433,036, or 129%, in personnel costs is primarily due to the fact that the Company hired several new employees subsequent to the first quarter of 2022 and therefore has occurred additional salary expense.

Other Expense

Other expense for the three months ending March 31, 2023 consisted of $53,661 interest expense – net and $13,310 loss on foreign exchange. Other expense for the three months ending March 31, 2022 consisted of $36,023 interest expense and $11,508 gain on foreign exchange. The increase in interest expense was a result of the Company entering into a new loan agreement in Q3 2022. The loss on foreign exchange predominantly relates to a payable agreement with Cryomass LLC’s supplier.

Net Loss

For the foregoing reasons, we had a net loss of $1,598,526 for the three months ending March 31, 2023, or $0.01 net loss per common share – basic and diluted, compared to a net loss of $2,152,305 for the three months ending March 31, 2022, or $0.01 net loss per common share – basic and diluted.

Liquidity, Capital Resources and Cash Flows

The Company believes that its available cash balance as of the date of this filing will not be sufficient to fund its anticipated level of operations for at least the next twelve months. The Company believes that, at the present time, its ability to continue operations depends on cash expected to be available from lease payments and royalty payments in connection with future revenue generation, as well as possible debt and equity investment sources, to fund its anticipated level of operations for at least the next twelve months. As of March 31, 2023, the Company had a working deficit of $652,681 and cash balance of $663,978 The Company estimates that it needs approximately $4,200,000 to cover overhead costs and capital expenditure requirements ranging from zero to $6,600,000 depending on how many trichome separation units are ordered over the next twelve months. The Company believes that the Company will continue to incur losses for the immediate future. The Company expects to finance future cash needs from the results of operations and, depending on the results of operations, the Company will need additional equity or debt financing until the Company can achieve profitability and positive cash flows from operating activities from, for example, our recently signed lease and license agreement. As of March 31, 2023, one trichome separation unit has been delivered and is expected to begin producing revenue in the second quarter of 2023. Since the operating expenses of the unit are required to be covered by the licensee and not the Company, the royalty payment would be free cash flow which could be used to cover operating expenses. However, there can be no assurance that the Company will receive sufficient operating cash flow from our licensing agreement or otherwise that we will be able to attract the necessary financing.

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

Going Concern

The Company believes that there is substantial doubt about the Company’s ability to continue as a going concern. Our financial statements for the three months ended March 31, 2023 have been prepared on a going concern basis do not include any adjustments that might result from the outcome of this uncertainty.

Capital Resources

The following table summarizes total current assets, liabilities and working (deficit) capital for the periods indicated:

	March 31, 2023	December 31, 2022
Current assets	$778,540	$2,166,496
Current liabilities	1,431,221	1,288,465
Working (deficit) capital	$(652,681)	$878,031

As of March 31, 2023 and December 31, 2022, we had a cash balance of $663,978 and $2,016,057, respectively.

Summary of Cash Flows

	For the Three Months Ended March 31,
	2023	2022
Net cash used in operating activities	$(1,338,343)	$(1,631,300)
Net cash used in investing activities	$(13,736)	$(627,472)
Net cash provided by financing activities	$-	$80,208

Net cash used in operating activities

Net cash used in operating activities was $1,338,343 during the three months ended March 31, 2023. This included a net loss of $1,598,526, a non-cash charge related to depreciation and amortization of $124,529, a non-cash charge related to stock-based compensation of $112,972, and a non-cash charge related to fair value of common stock issued pursuant to service and advisory agreements of $65,626. This was in addition to net changes in prepaid expenses and accounts payable and accrued expenses of $(42,944).

Net cash used in operating activities was $1,631,300 during the three months ended March 31, 2022. This included a net loss of $2,152,305, a non-cash charge related to amortization of debt discount of $31,250, a non-cash charge related to depreciation and amortization expense of $21,832, a non-cash charge related to fair value of common stock issued pursuant to service and advisory agreements of $160,417, and a non-cash charge related to stock-based compensation of $140,815. This was partially offset by net changes in prepaid expenses and accounts payable and accrued expenses of $166,691.

Net cash used in investing activities

Net cash used in investing activities was $13,736 during the three months ended March 31, 2023, due to the purchase of intangible assets.

Net cash used in investing activities was $627,472 during the three months ended March 31, 2022, due to the issuance of loans receivable and purchase of property and equipment.

Net cash used/provided by financing activities

There was no cash activity related to financing activities for the three months ended March 31, 2023.

Net cash provided by financing activities for the three months ended March 31, 2022 was $80,208, due to common stock subscribed and to be issued.

Off-Balance Sheet Arrangements

None.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to intangibles, accounting for acquisitions, income taxes, useful life and recoverability of long-lived assets and deferred income tax asset valuations. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable for a smaller reporting company.

Item 4. Controls and Procedures

Management’s Evaluation of Disclosure Controls and Procedures

We have carried out an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), to allow timely decisions regarding required disclosures. Based upon that evaluation, our Company’s CEO and CFO concluded that our Company’s disclosure controls and procedures were not effective as of March 31, 2023.

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

Management’s Report on Internal Control Over Financial Reporting

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2023, the end of the annual period covered by this report and according to the criteria established in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

Based on that evaluation, management has concluded that the Company did not maintain effective internal control over financial reporting as of the quarter ended March 31, 2023 due to the existence of significant deficiency in the internal control over financial reporting described below.

A significant deficiency is a deficiency, or a combination of deficiencies, in internal controls over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Management has determined that we did not maintain effective internal controls over financial reporting as of the quarter ended March 31, 2023 due to the existence of the following significant deficiencies identified by management:

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

Management’s Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer (who is also the Company’s principal executive officer), and our chief financial officer (who is also the Company’s principal financial and accounting officer) to allow for timely decisions regarding required disclosure. Thus, in accordance with Rules 13a-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures as of March 31, 2023, which is the end of the period covered by this Form 10-Q. Based on the evaluation of these disclosure controls and procedures, and in light of the significant deficiency found in our internal controls over financial reporting, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective. The ineffectiveness of our disclosure controls and procedures was due to a significant deficiency identified in our internal control over financial reporting.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2023. We have not been able to remediate the significant deficiency described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 and 2021. Our remediation efforts will continue to be implemented throughout our 2023 fiscal year. We believe that the controls that we will be implementing will improve the effectiveness of our internal control over financial reporting. As we continue to evaluate and work to improve our internal control over financial reporting, we may determine to take additional measures to address the significant deficiency or determine to supplement or modify certain of the remediation measures described above.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

In addition to the other information set forth in this Report, you should carefully consider the factors discussed in Item 1A, “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 and subsequent quarterly reports on Form 10-Q, which could materially affect our business, financial condition or future results.

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

Dated: May 15, 2023

/s/ Christian Noel
Christian Noel
Chief Executive Officer and Director
(Principal Executive Officer)

Dated: May 15, 2023

/s/ Philip Mullin
Philip Mullin
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)