Form 10-Q
period 2023-06-30
Cryomass Technologies, Inc.
filed 2023-08-21
CIK 1533030

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of August 16, 2023, the registrant had 206,218,637 shares of its common stock, par value $0.001 per share, outstanding.

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

i

CRYOMASS TECHNOLOGIES INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2023 (unaudited)	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$316,267	$2,016,057
Deferred Tax asset	21,788	21,788
Prepaid expenses	140,351	128,651
Total current assets	478,406	2,166,496

Property and equipment, net	749,225	525,855
Goodwill	-	1,190,000
Intangible assets, net	131,117	3,980,582
Total assets	$1,358,748	$7,862,933

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Accounts payable and accrued expenses	$1,591,006	$1,288,465
Notes payable, current, net	222,630	-
Total current liabilities	1,813,636	1,288,465
Notes payable, net	178,817	-
Notes payable, related party, net	2,120,872	2,000,000
Total liabilities	4,113,325	3,288,465

Commitments and contingencies (Note 10)

Shareholders’ equity (deficit):
Preferred stock, $0.001 par value, 100,000 shares authorized, no shares issued and outstanding respectively	-	-
Common stock, $0.001 par value, 500,000,000 shares authorized, 205,768,637 and 202,651,205 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	205,769	202,652
Additional paid-in capital	44,011,514	43,163,579
Common stock to be issued	-	219,765
Accumulated deficit	(46,971,860)	(39,011,528)
Total shareholders’ equity (deficit)	(2,754,577)	4,574,468
Total liabilities and shareholders’ equity (deficit)	$1,358,748	$7,862,933

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CRYOMASS TECHNOLOGIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net sales	$-	$-	$-	$-
Cost of goods sold	-	-	-	-
Gross profit	-	-	-	-

Operating expenses:
Personnel costs	723,455	466,422	1,491,720	801,652
General and administrative	446,149	238,432	786,045	533,781
Legal and professional fees	104,497	688,194	403,239	2,146,451
Depreciation and amortization expense	144,336	21,831	268,865	43,663
Research and development	13,238	1,365	13,361	18,487
Loss on impairment of intangible assets	3,653,043	-	3,653,043	-
Loss on impairment of goodwill	1,190,000	-	1,190,000	-
Total operating expenses	6,274,718	1,416,244	7,806,273	3,544,034
Loss from operations	(6,274,718)	(1,416,244)	(7,806,273)	(3,544,034)

Other income (expenses):
Interest expense – net	(82,602)	(35,235)	(136,263)	(71,258)
Gain / (loss) on foreign exchange	(4,486)	21,061	(17,796)	32,569
Total other expenses	(87,088)	(14,174)	(154,059)	(38,689)
Net loss before taxes	(6,361,806)	(1,430,418)	(7,960,332)	(3,582,723)
Income taxes	-	-	-	-
Net loss	(6,361,806)	(1,430,418)	(7,960,332)	(3,582,723)

Net loss per common share:
Loss per common share – basic and diluted	$(0.03)	$(0.01)	$(0.04)	$(0.02)

Weighted average common shares outstanding—basic and diluted	205,232,785	200,596,549	204,881,096	200,164,004

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CRYOMASS TECHNOLOGIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

(UNAUDITED)

	Common Stock		Additional Paid-In	Common Stock to	Accumulated	Total Shareholders’ Equity
	Shares	Amount	Capital	Be Issued	Deficit	(Deficit)
Balance at December 31, 2021	196,949,801	$196,950	$41,916,207	$-	$(28,588,837)	$13,524,320
Share issuance in exchange for services	458,334	458	159,959	80,208	-	240,625
Stock-based compensation	1,735,529	1,736	139,079	-	-	140,815
Net loss	-	-	-	-	(2,152,305)	(2,152,305)
Balance at March 31, 2022	199,143,664	$199,144	$42,215,245	$80,208	$(30,741,142)	$11,753,455
Shares issued from warrants exercised	220,500	221	65,930	-	-	66,151
Share issuance in exchange for services	687,501	688	239,938	-	-	240,626
Stock-based compensation	1,000,000	1,000	68,095	-	-	69,095
Net loss	-	-	-	-	(1,430,418)	(1,430,418)
Balance at June 30, 2022	201,051,665	$201,053	$42,589,208	$80,208	$(32,171,560)	$10,698,909

Balance at December 31, 2022	202,651,205	$202,652	$43,163,579	$219,765	$(39,011,528)	$4,574,468
Common stock issued for prior period services	62,500	62	21,813	(21,875)	-	-
Common stock issued for current period services	187,500	188	65,438	-	-	65,626
Common stock issued for vested RSUs for prior period services	1,100,000	1,100	196,790	(197,890)	-	-
Common stock issued for vested RSUs for current period services	777,932	778	49,222	-	-	50,000
Stock-based compensation for vested RSUs for current period services	-	-	62,972	-	-	62,972
Net loss	-	-	-	-	(1,598,526)	(1,598,526)
Balance at March 31, 2023	204,779,137	$204,780	$43,559,814	$-	$(40,610,054)	$3,154,540
Common stock issued for current period services	187,500	187	19,925	-	-	20,112
Common stock issued for vested RSUs for current period services	802,000	802	79,118	-	-	79,920
Stock-based compensation for vested RSUs for current period services	-	-	173,631	-	-	173,631
Warrants issued in conjunction with notes payable	-	-	179,026	-	-	179,026
Net loss	-	-	-	-	(6,361,806)	(6,361,806)
Balance at June 30, 2023	205,768,637	$205,769	$44,011,514	$-	$(46,971,860)	$(2,754,577)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CRYOMASS TECHNOLOGIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended June 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(7,960,332)	$(3,582,723)
Adjustments to reconcile net loss to net cash used in operating activities from continuing operations:
Amortization of debt discount	13,036	62,500
Depreciation and amortization expense	268,866	43,663
Loss/(gain) on foreign exchange related to notes payable	1,412	-
Loss on impairment of goodwill	1,190,000	-
Loss on impairment of intangible assets	3,653,043	-
Share issuances in exchange for services	-	401,044
Stock-based compensation expense	-	209,910
Common stock issued for vested RSUs for current period services	129,920	-
Stock-based compensation for vested RSUs for current period services	236,603	-
Common stock issued for the current period services	85,738	-
Change in operating assets and liabilities:
Prepaid expenses	(11,700)	690,542
Accounts payable and accrued expenses	55,964	(793,360)
Net cash used in operating activities	(2,337,450)	(2,968,424)
CASH FLOWS FROM INVESTING ACTIVITIES:
Issuance of loans receivable	-	(618,831)
Purchase of property and equipment	-	(124,586)
Purchase of intangible assets	(49,236)	(19,325)
Net cash used in investing activities	(49,236)	(762,742)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	-	66,151
Proceeds from common stock subscribed and to be issued	-	80,208
Proceeds from notes payable	686,896	-
Net cash provided by financing activities	686,896	146,359
Net decrease in cash and cash equivalents	(1,699,790)	(3,584, 807)
Cash and cash equivalents at beginning of period	2,016,057	5,772,839
Cash and cash equivalents at end of period	$316,267	$2,188,032
Supplemental disclosure of non-cash investing activities:
Purchase of property and equipment on credit	$246,577	-
Supplemental disclosure of non-cash financing activities:
Debt discount recognized from warrants issued in conjunction with notes payable	$179,026	-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of the Business

CryoMass Technologies Inc. develops and licenses cutting-edge equipment and processes to refine harvested cannabis, hemp, and other premium crops. The company’s patented technology harnesses liquid nitrogen to reduce biomass and then efficiently isolate, collect and preserve delicate resin glands (trichomes) containing prized compounds like cannabinoids and terpenes. Building on this technology, CryoMass has engineered its premier Trichome Separation unit (CryoSift Separator™), optimized via patented cryogenic processes to rapidly capture intact, high-value cannabis and hemp trichomes (CryoSift™).

The first functional commercial unit, known as a CryoSift Separator™, has been installed at the premises of an operating partner, pursuant to a license and lease arrangement to deploy multiple trichome separation units California and other locations. It has successfully transitioned from beta testing and entered into readiness for commercial-level processing.

The Company’s principal office is located at 1001 Bannock St., Suite 612, Denver, CO 80204, and its telephone number is 303-416-7208. The Company’s website is www.cryomass.com. Information appearing on the website is not incorporated by reference into this report.

Cryomass Technologies Inc is the parent company to wholly-owned subsidiaries Cryomass LLC, Cryomass California LLC, and 1304740 B.C. Unlimited Liability Company dba Cryomass Canada.

On June 22, 2021, the Company entered into an Asset Purchase Agreement with Cryocann USA Corp, a California corporation (“Cryocann”), pursuant to which Company acquired substantially all the assets of Cryocann. The acquired assets included the patented cryogenic process titled “System and method for cryogenic separation of plant material” (US patent #10,864,525) for the reduction of biomass and efficient isolation, collection and preservation of delicate resin glands (trichomes) of harvested of hemp and cannabis, and potentially other high value trichome-rich plants.

In September 2021, we were granted an additional patent for our process from the Chinese Intellectual Property Office. In April 2022, we were granted another patent # 3,064,896 from the Canadian Intellectual Property Office. We currently are taking steps to gain further protection for our intellectual property through the European Union Intellectual Property Office and other international jurisdictions.

2. Going Concern Uncertainty, Financial Conditions and Management’s Plans

The Company believes that there is substantial doubt about the Company’s ability to continue as a going concern. The Company believes that its available cash balance as of the date of this filing will not be sufficient to fund its anticipated level of operations for at least the next twelve months. The Company believes that, at the present time, its ability to continue operations depends on cash expected to be available from lease payments and royalty payments in connection with future revenue generation, or possibly from debt or equity investments, to fund its anticipated level of operations for at least the next twelve months. As of June 30, 2023, the Company had a working deficit of $1,335,230 and cash balance of $316,267. The Company estimates that it needs approximately $4,200,000 to cover overhead costs and has capital expenditure requirements ranging from zero to $6,600,000 depending on how many trichome separation units are ordered over the next twelve months. The Company believes that the Company will continue to incur losses for the immediate future. The Company expects to finance future cash needs from the results of operations and, depending on the results of operations, the Company may need additional equity or debt financing until the Company can achieve profitability and positive cash flows from operating activities. However, there can be no assurance that the Company will receive sufficient cash flow from operations to achieve positive cash flow, or that we will be able to attract the necessary financing to sustain operations.

The continuation of our Company as a going concern is dependent upon the continued financial support from our shareholders, the ability of our Company to obtain necessary equity or debt financing to continue operations, and ultimately the attainment of profitable operations. For the six months ended June 30, 2023, our Company used $2,337,450 of cash for operating activities, incurred a net loss of $7,960,332 and has an accumulated deficit of $46,971,860 since inception.

Our financial statements for the three and six months ended June 30, 2023 have been prepared on a going concern basis and do not include any adjustments that might result from the outcome of this uncertainty.

3. Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying condensed consolidated financial statements have been prepared in accordance with Generally Accepted Accounting Principles. The condensed consolidated financial statements include the accounts of the Cryomass Technologies Inc, Cryomass LLC, Cryomass California LLC, and 1304740 B.C. Unlimited Liability Company dba Cryomass Canada. All significant intercompany balances and transactions have been eliminated in consolidation. The Company operates as one segment from its corporate headquarters in Colorado.

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

Expenses

Operating Expenses

Operating expenses encompass personnel costs, research and development expenses, general and administrative expenses, professional and legal fees and depreciation and amortization related to the property and equipment and intangibles acquired through the acquisition of the assets of Cryocann. Personnel costs consist primarily of consulting expense and administrative salaries and wages. General and administrative expenses are comprised of travel expenses, accounting expenses, stock-based compensation, and board fees. Professional services are principally comprised of outside legal and professional fees.

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

Property and Equipment, net

Purchase of property and equipment are recorded at cost. Improvements and replacements of property and equipment are capitalized. Maintenance and repairs that do not improve or extend the lives of property and equipment are charged to expense as incurred. When assets are sold or retired, their cost and related accumulated depreciation are removed from the accounts and any gain or loss is reported in the condensed consolidated statements of operations. Depreciation and amortization expense is recognized using the straight-line method over the estimated useful life of each asset, as follows:

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

Indefinite-lived intangible assets established in connection with business combinations consist of in-process research and development and internal-use software. Intangible assets with indefinite lives are recorded at their estimated fair value at the date of acquisition. Once in-process research and development is placed in service, it will be amortized over the estimated useful life. Internal-use software costs recognized as an intangible asset relates to capitalizable costs of computer software obtained for internal-use as defined by the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 350-40-30-1. All other internal-use software costs are expensed as incurred by the Company. Amortization is recorded straight-line over the estimated useful life of the software. The software has a useful life of 26 months with amortization beginning on April 1, 2023.

Intangible assets with finite lives are recorded at their estimated fair value at the date of acquisition and are amortized over their estimated useful lives using the straight-line method. Amortization of assets ceases upon designation as held for sale. The estimated useful lives of intangible assets are detailed in the table below:

Estimated Useful Life
Patent	120 Months
In-process research and development	104 Months
Internal use software	26 Months

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

Due to delays in implementing the Company’s business model of its cryogenic process, management concluded that goodwill was fully impaired as of June 30, 2023.

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

Due to delays in implementing the Company’s business model of its cryogenic process, management concluded that all related identifiable intangible assets were fully impaired as of June 30, 2023. Internal use software was not impaired as of June 30, 2023.

Leases

We account for our leases under ASC 842. Under this guidance, arrangements meeting the definition of a lease are classified as operating or financing leases, and are recorded on the condensed consolidated balance sheet as both a right of use asset and lease liability, calculated by discounting fixed lease payments over the lease term at the rate implicit in the lease or our incremental borrowing rate. Lease liabilities are increased by interest and reduced by payments each period, and the right of use asset is amortized over the lease term. For finance leases, interest on the lease liability and the amortization of the right of use asset results in front-loaded expense over the lease term. Variable lease expenses are recorded when incurred.

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

The carrying values reported in the condensed consolidated balance sheets for cash, prepaid expenses, accounts payable, and notes payable approximate fair values because of the immediate or short-term maturities of these financial instruments.

Between April and June 2023, the Company issued Promissory Notes to investors as part of a capital raising effort. The Company has determined that the Warrants are classified as equity and are initially measured at fair value. The fair value of the Warrants was determined utilizing a Black-Scholes model considering all relevant assumptions at the dates of issuance. As the fair value of the Promissory Notes at the issuance date is less than the cash proceeds received, a debt discount on the Promissory Notes was also recorded. The debt discount will be amortized over the lives of the Promissory Notes using the effective interest method.

Net Loss per Share

The Company follows ASC 260, Earnings Per Share, which requires presentation of basic and diluted earnings per share (“EPS”) on the face of the income statement for all entities with complex capital structures. Net earnings or loss per share is computed by dividing net income or loss by the weighted-average number of common shares outstanding during the period, excluding shares subject to redemption or forfeiture. The Company presents basic and diluted net earnings or loss per share. Diluted net earnings or loss per share reflect the actual weighted average of common shares issued and outstanding during the period, adjusted for potentially dilutive securities outstanding. Potentially dilutive securities are excluded from the computation of the diluted net loss per share if their inclusion would be anti-dilutive. There were 2,290,085 unvested RSU’s considered potentially dilutive securities outstanding as of June 30, 2023 and 1,258,982 unvested RSU’s considered potentially dilutive securities outstanding as of June 30, 2022. Diluted net loss per share is the same as basic net loss per share for each period.

Recently Adopted Accounting Standards

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

ASU 2020-06 is effective for public business entities that meet the definition of an SEC filer, excluding entities eligible to be smaller reporting companies as defined by the SEC, for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years.

Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. An entity is not permitted to adopt the guidance in an interim period.

The Company adopted the provisions of ASU 2020-06 effective January 1, 2023.

4. Property and Equipment, Net

Property and equipment, net, of $749,225 and $525,855 as of June 30, 2023 and December 31, 2022, respectively, consisted entirely of machinery and equipment.

	June 30, 2023	December 31, 2022
Machinery and equipment	777,832	531,255
Less: Accumulated depreciation	(28,607)	(5,400)
	$749,225	$525,855

Depreciation expense for the three and six months ended June 30, 2023 was $13,077 and $23,207, respectively. The Company incurred no depreciation expense for the three and six months ended June 30, 2022.

5. Goodwill and Intangible Assets

The carrying value of goodwill was $0 and as of June 30, 2023 and $1,190,000 as of December 31, 2022, respectively. We fully impaired goodwill due to delays in implementing our business model, resulting in a $1,190,000 impairment charge for the three and six months ended June 30, 2023.

The following tables summarize information relating to the Company’s identifiable intangible assets as of June 30, 2023 and December 31, 2022:

	June 30, 2023
	Estimated	Gross	Accumulated		Carrying
	Useful Life	Amount	Amortization	Impairment	Value
Amortized
Patent	120 months	$873,263	$(174,653)	$(698,610)	$-
Internal use software	26 months	148,219	(17,102)	-	131,117
Indefinite-lived
In-process research and development	104 months	3,209,000	(254,567)	(2,954,433)	-
Total identifiable intangible assets		$4,230,482	$(446,322)	$(3,653,043)	$131,117

	December 31, 2022
	Estimated Useful Life	Gross Amount	Accumulated Amortization	Carrying Value
Amortized
Patent	120 months	$873,263	$(130,989)	$742,274
Indefinite-lived
In-process research and development	104 months	3,209,000	(69,675)	3,139,325
Internal use software	Pending	98,983	-	98,983
Total identifiable intangible assets		$4,181,246	$(200,664)	$3,980,582

Amortization expense was $131,260 and $245,659 for the three and six months ended June 30, 2023, respectively, and was $21,833 and $43,663 for the three and six months ended June 30, 2022, respectively.

Years ending December 31,	Amount
2023 (remainder of year)	34,206
2024	68,412
2025	28,499
131,117

6. Loans Receivable

On July 15, 2019, the Company entered into a Membership Interest Purchase Agreement to acquire cannabis-related intellectual property and certain other assets, but not cannabis licenses, of Critical Mass Industries LLC (“CMI”), a Colorado limited liability company. Effective December 31, 2021, the Company disposed of all CMI-related assets and extinguished any and all related obligations. In conjunction with the disposal, we received a $6,600,000 promissory note due to us no later than December 31, 2023, of which we determined the net realizable value of the gross amount of the note was 3,600,000 as of December 31, 2021. In consideration of the loan receivable, we conveyed to CMI, any and all manufacturing, grow equipment, and retail-related assets and other assets Seller owned in the state of Colorado and were used by CMI subsidiaries in the course of business, including client lists and appertaining intellectual property, as well as all liabilities related to these assets. During the first quarter of 2022, the Company issued an additional $618,831 in loans to CMI. During the fourth quarter of 2022, the Company deemed the full loan receivable balance to be uncollectible and therefore it is no longer included on the condensed consolidated balance sheets as of June 30, 2023.

7. Notes Payable

Between April and June 2023, the Company issued promissory notes to investors as part of a capital raising effort (the “Promissory Notes”). The Promissory Notes issued have a total principal amount of $686,896 and bear interest of 12%. The Promissory Notes mature two years after issuance, at which point repayment is due in full. In conjunction with the Promissory Notes, the Company also issued Warrants to purchase common shares of the Company (the “Common Shares”) to the same investors. The Company issued 2,540,550 warrants with an “Exercise Price” of $0.25. The Warrants shall be exercisable for four years from the issuance date. The Company has determined that the Warrants are classified as equity and are initially measured at fair value. The fair value of the Warrants was determined utilizing a Black-Scholes model considering all relevant assumptions at the dates of issuance, including the Company stock price ($0.13 for April subscription agreements, $0.09 for May subscription agreements, $0.12 for June subscription agreement), exercise price ($0.25), term (4 years), historical volatility (153%), and risk-free rate (3.8% for April subscription agreements, 3.6% and 3.7% for May subscription agreements for Mario Gobbo and a private investor, respectively, 4.0% for June subscription agreement). The grant date fair value of the Warrants was $179,026. The fair value of the Promissory Notes was $507,870. As the fair value of the Promissory Notes at the issuance date is less than the cash proceeds received, a debt discount on the Promissory Notes of $179,026 was also recorded. As of June 30, 2023, the carrying value of the Promissory Notes was $522,319 and the interest accrued was $13,345.

8. Related Party Transactions

On September 15, 2022, the Company entered into a loan agreement of $2,000,000 with CRYM Co-Invest, for which Alexander Massa, a 23.1% beneficial owner of the Company, has investment control. The note accrues interest at 12% per annum and matures on October 1, 2024. As of June 30, 2023, we have accrued $20,000 in interest expense on the loan.

Of the $686,896 received in Promissory Notes with warrants mentioned in Note 7, $175,000 of the proceeds are from related parties (net of debt discount of $54,128). The Company received $100,000, $50,000, and $25,000 from Simon Langelier, Health Diplomats Pte Ltd, and Mario Gobbo, respectively. Mr. Langelier and Mr. Gobbo are directors of the Company. Dr. Delon Human is also a director of the Company and is the President of Health Diplomats Pte Ltd. The notes mature on April 17, 2025 and accrue interest at 12% per annum. In conjunction with the loans, the respective parties were issued warrants to purchase 454,500, 227,250, and 113,625 shares of common stock with an exercise price of $0.25 per share. The warrants expire on April 17, 2027.

9. Shareholders’ Equity

From January to March 2022, the Company issued 458,334 shares of common stock for a total dollar value of $160,417 and accrued an additional $80,208 in common stock to be issued at a later date for a total dollar value of $240,625 in exchange for services. The Company also issued 550,000 shares of common stock for 2021 management performance bonuses, 185,529 shares of common stock for director compensation, and 1,000,000 shares of common stock for 2020 RSU grants vesting in January 2022, all of which were expensed over the RSU grant vesting period, incurring $140,815 of expense during the first quarter of 2022.

From April to June 2022, the Company issued 220,500 shares of common stock for exercise of warrants for a total dollar value of $66,151 and 687,501 shares of common stock for a total dollar value of $240,626 in exchange for services. The Company also issued 1,000,000 shares of common stock related to director and management compensation which were expensed over the RSU grant vesting period, incurring $69,095 of expense during the second quarter of 2022.

From January to March 2023, the Company issued 62,500 shares of common stock for a total dollar value of $21,875 for prior period services, 187,500 shares of common stock for a total dollar value of $65,626 for current period services, 777,932 shares of common stock for a total dollar value of $50,000 for vested RSUs for current period services, and 1,100,000 shares of common stock for a total dollar value of $197,890 for vested RSUs for prior period services.

From April to June 2023, the Company issued 187,500 shares of common stock for current period services, as follows: 62,500 shares were issued at $0.091 per share for a total dollar value of $5,687, 62,500 shares were issued at $0.0909 per share for a total dollar value of $5,681, and 62,500 shares were issued at $0.1399 per share for a total dollar value of $8,744, all related to compensation to a consultant. The Company issued 802,000 shares of common stock for vested RSUs for current period services, as follows: 550,000 shares were issued at $0.098 per share for a total dollar value of $53,900, 187,000 shares were issued at $0.0995 per share for a total dollar value of $18,607, 10,000 shares were issued at $0.1088 per share for a total dollar value of $1,088, and 55,000 shares were issued at $0.115 per share for a total dollar value of $6,325, all relating to employee compensation.

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

A summary of the Company’s RSU award activity for the six months ended June 30, 2023 and 2022, respectively, is as follows:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2022	1,453,857	$0.30
Granted	2,760,660	0.17
Vested	(1,877,932)	0.23
Forfeited	-	-
Outstanding at March 31, 2023	2,336,585	$0.21

Granted	755,500	0.10
Vested	(802,000)	0.12
Forfeited	-	-
Outstanding at June 30, 2023	2,290,085	$0.21

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2021	2,200,003	$0.45
Granted	1,469,511	0.27
Vested	(1,735,529)	0.49
Forfeited	-	-
Outstanding at March 31, 2022	1,933,985	$0.27

Granted	510,000	0.35
Vested	(1,135,000)	0.28
Forfeited	(50,000)	0.17
Outstanding at June 30, 2022	1,258,985	$0.20

The total fair value of RSUs vested during the three and six months ending June 30, 2023 was $79,920 and $327,810, respectively. The total fair value of RSUs vested during the three and six months ending June 30, 2022 was $317,000 and $1,165,600, respectively. As of June 30, 2023 and 2022, there was $416,205 and $274,241, respectively, of unrecognized stock-based compensation cost related to non-vested RSU’s, which is expected to be recognized over the remaining vesting period.

Stock-based compensation expense relating to RSU’s was $253,552 and $366,523 for the three and six months ending June 30, 2023, respectively. Stock-based compensation expense relating to RSU’s was $69,095 and $209,910 for the three and six months ending June 30, 2022, respectively. Stock-based compensation for the three months ending June 30, 2023 consisted of equity awards forfeited, granted and vested to employees, directors and consultants of the Company in the amount of $203,552, $50,000, and $0, respectively. Stock-based compensation for the six months ending June 30, 2023 consisted of equity awards forfeited, granted and vested to employees, directors and consultants of the Company in the amount of $219,480, $147,043, and $0, respectively. Expenses for stock-based compensation are included on the accompanying condensed consolidated statements of operations in general and administrative expense.

Stock Option Awards

A summary of the Company’s stock option activity for the six months ended June 30, 2023 and 2022, respectively, is as follows:

	Stock Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2022	8,500,000	$0.18	8.5	$1,579,108
Granted and vested	-	-	-	-
Forfeited	-	-	-	-
Outstanding at March 31, 2023	8,500,000	$0.18	8.0	$1,579,108
Granted and vested	-	-	-	-
Forfeited	-	-	-	-
Outstanding at June 30, 2023	8,500,000	$0.18	7.7	$1,579,108

	Stock Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2021	8,500,000	$0.18	9.2	$1,579,108
Granted and vested	-	-	-	-
Forfeited	-	-	-	-
Outstanding at March 31, 2022	8,500,000	$0.18	9.0	$1,579,108
Granted and vested	-	-	-	-
Forfeited	-	-	-	-
Outstanding at June 30, 2022	8,500,000	$0.18	8.7	$1,579,108

During the three and six months ended June 30, 2023 and 2022, the Company did not issue any stock options.

Warrants

During the six months ended June 30, 2023, the Company issued warrants with the option to purchase 2,540,550 common shares at an exercise price of $0.25 per share through a series of debt subscription agreements. Of these warrants, 1,295,250 expire on April 17, 2027, 336,300 expire on April 18, 2027, 113,625 expire on May 2, 2027, 568,125 expire on May 17, 2027, and 227,250 expire on June 5, 2027. The fair value of these warrants was $179,026, which was recorded to additional paid in capital during the quarter ended June 30, 2023.

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

During the three and six months ended June 30, 2023, no warrants were exercised.

10. Income Taxes

In accordance with ASC 740-270, the Company calculates the interim tax expense based on an annual effective tax rate (“AETR”). The AETR represents the Company’s estimated effective tax rate for the year based on full year projection of tax expense, divided by the projection of full year pretax book loss, adjusted for discrete transactions occurring during the period. The annual effective tax rate for the three months ended June 30, 2023 was 0.0%,

11. Commitments & Contingencies

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

Legal Proceedings

None.

12. Subsequent Events

On July 13, 2023 the Board of Directors adopted a unanimous Board consent in lieu of a meeting, amending the employment agreements of two company officers, Mr. Philip Blair Mullin, Chief Financial Officer, and Ms. Patricia Kovacevic, General Counsel Corporate Secretary and Head of External Affairs. Mr. Mullin’s employment term, subject to certain provisions in his respective employment agreement, is extended through July 10, 2025. Ms. Kovacevic’s employment term, subject to certain provisions in her respective employment agreement, is extended through July 1, 2025.

On July 11, 2023, we sold 400,000 shares to a private investor at a price of $0.125 for gross proceeds of $50,000.

On July 20, 2023, Philip B Mullin, Chief Financial Officer, exercised stock options to purchase 50,000 shares at a price of $0.16 for gross proceeds of $8,000.

On August 16, 2023, the Company agreed to amend the Patent License and Equipment Rental Agreement with RedTape Core Partners LLC in order to remove the state of California from the five states included in the Agreement, along with concomitant reductions in upfront fees and an amendment to the upfront fee payment schedule.

On August 18, 2023, the Company entered into a Patent License and Equipment Rental Agreement with Rubberrock, Inc. ("Rubberrock") for a term of five years, in which the Company licenses its proprietary CryoSift SeparatorTM process and technology and leases one CryoSift SeparatorTM Unit for use in the state of California. Under the terms of the transaction, Rubberrock agrees to pay license fees of $750,000 and a monthly royalty based on 25% of revenues.

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

The patented technology acquired from CryoCann (including US patent #10,864,525) harnesses liquid nitrogen to reduce biomass and then efficiently isolate, collect and preserve delicate resin glands (trichomes) containing prized compounds like cannabinoids and terpenes. Building on this technology, CryoMass has engineered its premier Trichome Separation unit (CryoSift Separator™), optimized via patented cryogenic processes to rapidly capture intact, high-value cannabis and hemp trichomes (CryoSift™). Much like sugar and flour refinements, the resulting CryoSift™ concentrate is a superior product compared to unprocessed biomass. For cultivators, reducing biomass into CryoSift™ slashes volume up to 80%, dramatically lowering storage, handling, and transportation costs. Properly stored, CryoSift™ prevents potency and terpene degradation, preserving value. For processors, the minimized input volume also enables considerable cost savings and logistics advantages. Extracting from CryoSift™ using solvents and manufacturing solventless products unlocks industrial scale yields unattainable otherwise. CryoMass anticipates its efficiencies will catalyze industry-wide shifts in cannabis and hemp post-harvest methods. Additionally, the technology shows promise for diverse trichome-rich plants.

Through an independent engineering and manufacturing firm we refined the design of the CryoSift Separator™ for the handling of harvested hemp, cannabis and other premium crops. Our first CryoSift Separator™ unit has been fully developed and delivered to a licensee in California as described in the following section of this report. The engineering and manufacturing firm has indicated that it has the capacity to manufacture sufficient units to meet our needs for the foreseeable future.

Canadian Patent no. 3 064 896 “Cryogenic Separation of Plant Material” was filed on May 25, 2018 by two assignors, who assigned it, among other, various other intellectual property rights, to a wholly owned subsidiary of the Company as part of the Cryocann June 22, 2021 transaction. The respective Canadian patent was granted on April 19, 2022. Provided that all patent maintenance fees are paid, the Canadian patent no. 3 064 896 will expire on May 25, 2038.

In September 2021, we were granted an additional patent for our process from the Chinese Intellectual Property Office. We currently are taking steps to gain further protection for our intellectual property through the European Union Intellectual Property Office and several other international jurisdictions.

Management believes the CryoSift Sepatator™ system will deliver a compelling combination of cost and time savings while enhancing product quality and quantity for largescale cultivators and processors of hemp and cannabis.

Because the trichomes collected with CryoMass technology represent only 10% to 20% of a plant’s volume, they are cheaper to ship and store than gross plant material. For the same reason and because trichomes are free of the waxes and other unwanted materials found in the rest of the plant, processing trichomes into oils and extracts can be far quicker, cheaper and easier than processing gross plant material. Even trichomes captured from dried or frozen plant parts deliver this cost-saving advantage to processors of oils and extracts. The three-dimensional advantage achievable with the CryoSift Separator™ – first-stage cost savings, product enhancement and downstream cost savings – can significantly increase a crop’s wholesale value.

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

Our Current Business

Our business portfolio includes the accounts of Cryomass LLC, Cryomass California LLC and 1304740 BC ULC dba Cryomass Canada, which are 100% owned by Cryomass Technologies Inc.

CryoMass Technologies Inc. develops and licenses cutting-edge equipment and processes to refine harvested cannabis, hemp, and other premium crops. The company’s patented technology harnesses liquid nitrogen to reduce biomass and then efficiently isolate, collect and preserve delicate resin glands (trichomes) containing prized compounds like cannabinoids and terpenes. Building on this technology, CryoMass has engineered its premier Trichome Separation unit (CryoSift Separator™), optimized via patented cryogenic processes to rapidly capture intact, high-value cannabis and hemp trichomes (CryoSift™). Much like sugar and flour refinements, the resulting CryoSift™ concentrate is a superior product compared to unprocessed biomass. For cultivators, reducing biomass into CryoSift™ slashes volume up to 80%, dramatically lowering storage, handling, and transportation costs. Properly stored, CryoSift™ prevents potency and terpene degradation, preserving value. For processors, the minimized input volume also enables considerable cost savings and logistics advantages. Extracting from CryoSift™ using solvents and manufacturing solventless products unlocks industrial scale yields unattainable otherwise. CryoMass anticipates its efficiencies will catalyze industry-wide shifts in cannabis and hemp post-harvest methods. Additionally, the technology shows promise for diverse trichome-rich plants.

In January 2023, we signed a license and lease arrangement with RedTape Core Partners LLC (“RedTape”) to deploy multiple CryoMass trichome separation units at the prospective partner’s facility in California and other locations. The five states covered by the agreement are California, New York, New Jersey, Florida and Pennsylvania. To date, one CryoSift Separator™ unit has been delivered however, no funds have been paid by RedTape to CryoMass pursuant to the lease and license agreement.

On August 16, 2023, the Company agreed to amend the Patent License and Equipment Rental Agreement with RedTape Core Partners LLC in order to remove the state of California from the five states included in the Agreement, along with concomitant reductions in license fees and an amendment to the license fee payment schedule.

We believe that our technologies will deliver a compelling combination of cost and time savings while enhancing product quality and quantity for largescale cultivators and processors of hemp and cannabis. To that end, Cryomass is working with an extensive pipeline of cultivators and processors in various markets, including Canada.

Results of Operations for the Three Months Ended June 30, 2023 and 2022

Our operating results for the three months ended June 30, 2023 and 2022 are summarized as follows:

	For the Three Months Ended June 30,		Change
	2023	2022	Dollars	Percentage
Net sales	$-	$-	$-	0%
Cost of goods sold, inclusive of depreciation	-	-	-	0%
Gross profit	-	-	-	0%
Total operating expenses	6,274,718	1,416,244	4,858,474	343%
Loss from operations	(6,274,718)	(1,416,244)	(4,858,474)	343%
Total other expenses	(87,088)	(14,174)	(72,914)	514%
Net loss before taxes	(6,361,806)	(1,430,418)	(4,931,388)	345%
Income taxes	-	-	-	0%
Net loss	$(6,361,806)	$(1,430,418)	$(4,931,388)	345%

Net Sales and Cost of Goods Sold

There were no net sales or cost of goods sold for the three months ended June 30, 2023 and 2022.

Operating Expenses

Operating expenses encompass personnel costs, research and development, general and administrative expenses, depreciation and amortization expenses, loss on impairment of goodwill, and legal and professional fees. Total operating expenses were $6,274,718 for the three months ended June 30, 2023 as compared to $1,416,244 for the three months ended June 30, 2022. The net increase of $4,858,474 or 343%, was primarily attributable to the following changes in operating expenses of:

●	General and administrative - $207,717 increase

●	Personnel Costs - $257,033 increase

●	Legal and Professional - $583,697 decrease

●	Loss on impairment of goodwill and intangible assets - $4,843,043 increase

The increase of $207,717, or 82%, in General and administrative fees is primarily due to the fact that the Company incurred significant costs related to stock compensation expense during the three months ending June 30, 2023. The increase of $257,033 or 37%, in personnel costs is primarily due to the fact that the Company hired multiple new employees through out the second half of 2022 and first half of 2023. The decrease in legal and professional fees of $583,697, or 33%, is primarily due to large invoices in the first half of 2022 for investor relations services. Additionally, the Company fully impaired goodwill and identifiable intangible assets due to delays in implementing our business model, resulting in a $4,843,043 impairment charge for the three months ended June 30, 2023.

Other Expense

Other expense for the three months ending June 30, 2023 consisted of $82,602 interest expense – net and $4,486 loss on foreign exchange. Other expense for the three months ending June 30, 2022 consisted of $35,235 interest expense and $21,061 gain on foreign exchange. The increase in interest expense was a result of the Company issuing promissory notes to investors during the second quarter of 2023. The loss on foreign exchange predominantly relates to a payable agreement with Cryomass LLC’s supplier.

Net Loss

For the foregoing reasons, we had a net loss of $6,361,806 for the three months ending June 30, 2023, or $0.03 net loss per common share – basic and diluted, compared to a net loss of $1,430,418 for the three months ending June 30, 2022, or $0.01 net loss per common share – basic and diluted.

Results of Operations for the Six Months Ended June 30, 2023 and 2022

Our operating results for the six months ended June 30, 2023 and 2022 are summarized as follows:

	For the Six Months Ended June 30,		Change
	2023	2022	Dollars	Percentage
Net sales	$-	$-	$-	0%
Cost of goods sold, inclusive of depreciation	-	-	-	0%
Gross profit	-	-	-	0%
Total operating expenses	7,806,273	3,544,034	4,262,239	120%
Loss from operations	(7,806,273)	(3,544,034)	(4,262,239)	120%
Total other expenses	(154,059)	(38,689)	(115,370)	298%
Net loss before taxes	(7,960,332)	(3,582,723)	(4,377,609)	122%
Income taxes	-	-	-	0%
Net loss	$(7,960,332)	$(3,582,723)	$(4,377,609)	122%

Net Sales and Cost of Goods Sold

There were no net sales or cost of goods sold for the six months ended June 30, 2023 and 2022.

Operating Expenses

Operating expenses encompass personnel costs, research and development, general and administrative expenses, depreciation and amortization expenses, loss on impairment of goodwill, and legal and professional fees. Total operating expenses were $4,153,230 for the six months ended June 30, 2023 as compared to $3,544,034 for the six months ended June 30, 2022. The net increase of $609,196 or 17%, was primarily attributable to the following changes in operating expenses of:

●	Personnel Costs - $690,068 increase

●	General and administrative - $252,264 increase

●	Legal and Professional - $1,743,212 decrease

●	Loss on impairment of goodwill and intangible assets - $4,843,043 increase

The increase of $690,068, or 86%, in personnel costs is primarily due to the fact that the Company hired multiple new employees through out the second half of 2022 and first half of 2023. The increase in general and administrative of $252,264, or 47%, is primarily due to the fact that the Company incurred significant costs related to stock compensation expense and a new health benefits program put in place during the second quarter of 2023. The decrease of $1,743,212, or 81% in legal and professional fees is primarily due to large invoices in the first half of 2022 for investor relations services. Additionally, the Company fully impaired goodwill and identifiable intangible assets due to delays in implementing our business model, resulting in a $4,843,043 impairment charge for the six months ended June 30, 2023.

Other Expense

Other expense for the six months ending June 30, 2023 consisted of $136,263 interest expense – net and $17,796 loss on foreign exchange. Other expense for the six months ending June 30, 2022 consisted of $71,258 interest expense and $32,569 gain on foreign exchange. The increase in interest expense was a result of the Company entering into new promissory note agreements during the second quarter of 2023. The loss on foreign exchange predominantly relates to a payable agreement with Cryomass LLC’s supplier.

Net Loss

For the foregoing reasons, we had a net loss of $7,960,332 for the six months ending June 30, 2023, or $0.04 net loss per common share – basic and diluted, compared to a net loss of $3,582,723 for the six months ending June 30, 2022, or $0.02 net loss per common share – basic and diluted.

Liquidity, Capital Resources and Cash Flows

The Company believes that its available cash balance as of the date of this filing will not be sufficient to fund its anticipated level of operations for at least the next twelve months. The Company believes that, at the present time, its ability to continue operations depends on cash expected to be available from lease payments and royalty payments in connection with future revenue generation, as well as possible debt and equity investment sources, to fund its anticipated level of operations for at least the next twelve months. As of June 30, 2023, the Company had a working deficit of $1,335,230 and cash balance of $316,267. The Company estimates that it needs approximately $4,200,000 to cover overhead costs and capital expenditure requirements ranging from zero to $6,600,000 depending on how many trichome separation units are ordered over the next twelve months. The Company believes that the Company will continue to incur losses for the immediate future. The Company expects to finance future cash needs from the results of operations and, depending on the results of operations, the Company will need additional equity or debt financing until the Company can achieve profitability and positive cash flows from operating activities. However, there can be no assurance that the Company will receive sufficient cash flow from operations or otherwise that we will be able to attract the necessary financing.

Going Concern

The Company believes that there is substantial doubt about the Company’s ability to continue as a going concern. Our financial statements for the six months ended June 30, 2023 have been prepared on a going concern basis and do not include any adjustments that might result from the outcome of this uncertainty.

Capital Resources

The following table summarizes total current assets, liabilities and working (deficit) capital for the periods indicated:

	June 30, 2023	December 31, 2022
Current assets	$478,406	$2,166,496
Current liabilities	1,813,636	1,288,465
Working (deficit) capital	$(1,335,230)	$878,031

As of June 30, 2023 and December 31, 2022, we had a cash balance of $316,267 and $2,016,057, respectively.

Summary of Cash Flows

	For the Six Months Ended June 30,
	2023	2022
Net cash used in operating activities	$(2,337,450)	$(2,968,424)
Net cash used in investing activities	$(49,236)	$(762,742)
Net cash provided by financing activities	$686,896	$146,359

Net cash used in operating activities

Net cash used in operating activities was $2,337,450 during the six months ended June 30, 2023. This included a net loss of $7,960,332, a non-cash charge related to depreciation and amortization of debt discount of $13,036, a non-cash charge related to depreciation and amortization expense of $268,866, a non-cash charge from a loss on foreign exchange related to notes payable, a non-cash charge related to loss on impairment of goodwill and intangible assets of $4,843,043, a non-cash charge related to common stock issued for vested RSUs for current period services of $129,920, a non-cash charge related to stock-based compensation for common stock issued for current period services of $236,603, a non-cash charge related to common stock issued for current period services of $85,738. This was in addition to net changes in prepaid expenses and accounts payable and accrued expenses of $44,264.

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

Net cash used in investing activities

Net cash used in investing activities was $49,236 during the six months ended June 30, 2023, due to the purchase of intangible assets.

Net cash used in investing activities was $762,742 during the six months ended June 30, 2022, due to the issuance of loans receivable, purchase of property and equipment, and purchase of intangible assets.

Net cash provided by financing activities

Net cash provided by financing activities for the six months ended June 30, 2023 was $686,896, from the Company issuing promissory notes to investors as part of a capital raising effort.

Net cash provided by financing activities for the six months ended June 30, 2022 was $146,359, from proceeds from issuance of common stock.

Off-Balance Sheet Arrangements

None.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. The preparation of these condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, equity, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to intangibles, accounting for acquisitions, warrants, income taxes, useful life and recoverability of long-lived assets and deferred income tax asset valuations. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable for a smaller reporting company.

Item 4. Controls and Procedures

Management’s Evaluation of Disclosure Controls and Procedures

We have carried out an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), to allow timely decisions regarding required disclosures. Based upon that evaluation, our Company’s CEO and CFO concluded that our Company’s disclosure controls and procedures were not effective as of June 30, 2023.

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

Management’s Report on Internal Control Over Financial Reporting

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2023, the end of the annual period covered by this report and according to the criteria established in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

Based on that evaluation, management has concluded that the Company did not maintain effective internal control over financial reporting as of the quarter ended June 30, 2023 due to the existence of material weakness and significant deficiencies in the internal control over financial reporting described below.

A significant deficiency is a deficiency, or a combination of deficiencies, in internal controls over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. A material weakness is a deficiency or combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Management has determined that we did not maintain effective internal controls over financial reporting as of the quarter ended June 30, 2023 due to the existence of the following material weakness identified by management:

●	Management did not timely detect impairment of goodwill and intangible assets as of June 30, 2023 in accordance with GAAP.

Management has determined that we did not maintain effective internal controls over financial reporting as of the quarter ended June 30, 2023 due to the existence of the following significant deficiencies identified by management:

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

Management has engaged the services of an experienced expert in internal controls who has been evaluating our current system and implement a more effective system to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act have been recorded, processed, summarized and reported accurately. Our management intends to develop or improve procedures to address the current material weakness and significant deficiencies to the extent possible by the end of fiscal year 2023.

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

Management’s Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer (who is also the Company’s principal executive officer), and our chief financial officer (who is also the Company’s principal financial and accounting officer) to allow for timely decisions regarding required disclosure. Thus, in accordance with Rules 13a-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures as of June 30, 2023, which is the end of the period covered by this Form 10-Q. Based on the evaluation of these disclosure controls and procedures, and in light of the material weakness and significant deficiencies found in our internal controls over financial reporting, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective. The ineffectiveness of our disclosure controls and procedures was due to a material weakness and significant deficiencies identified in our internal control over financial reporting.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2023. We have not been able to remediate the significant deficiency described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 and 2021. Our remediation efforts will continue to be implemented throughout our 2023 fiscal year. We believe that the controls that we will be implementing will improve the effectiveness of our internal control over financial reporting. As we continue to evaluate and work to improve our internal control over financial reporting, we may determine to take additional measures to address the material weakness and significant deficiencies or determine to supplement or modify certain of the remediation measures described above.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description
10.1*	Restated and Amended Patent License and Equipment Rental Agreement by and between RedTape Core Partners LLC and Cryomass Technologies Inc., dated August 15, 2023.
10.2*	Patent License and Equipment Rental Agreement Rubberrock Inc., dated August 18, 2023.
31.1*	Section 302 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer.
31.2*	Section 302 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer and Principal Accounting Officer.
32.1*	Section 906 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer.
32.2*	Section 906 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer and Principal Accounting Officer.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CRYOMASS TECHNOLOGIES INC.
(Registrant)

Dated: August 21, 2023

/s/ Christian Noel
Christian Noel
Chief Executive Officer and Director
(Principal Executive Officer)

Dated: August 21, 2023

/s/ Philip Mullin
Philip Mullin
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)