Form 10-Q
period 2023-09-30
Cryomass Technologies, Inc.
filed 2023-11-20
CIK 1533030

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of November 15, 2023, the registrant had 210,032,401 shares of its common stock, par value $0.001 per share, outstanding.

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

i

CRYOMASS TECHNOLOGIES INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2023 (unaudited)	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$9,485	$2,016,057
Deferred Tax asset	21,788	21,788
Prepaid expenses	190,845	128,651
Total current assets	222,118	2,166,496

Property and equipment, net	736,149	525,855
Goodwill	-	1,190,000
Intangible assets, net	114,015	3,980,582
Total assets	$1,072,282	$7,862,933

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Accounts payable and accrued expenses	$1,729,847	$1,288,465
Deferred revenue, current – related party	20,000	-
Notes payable, current, net of discount	229,824	-
Total current liabilities	1,979,671	1,288,465
Deferred revenue, long term – related party	80,000	-
Notes payable, net of discount	304,029	-
Notes payable, net of discount – related party	2,126,384	2,000,000
Total liabilities	4,490,084	3,288,465

Commitments and contingencies (Note 12)

Shareholders’ equity (deficit):
Preferred stock, $0.001 par value, 100,000 shares authorized, no shares issued and outstanding respectively	-	-
Common stock, $0.001 par value, 500,000,000 shares authorized, 210,032,401 and 202,651,205 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	210,033	202,652
Additional paid-in capital	44,797,891	43,163,579
Common stock to be issued	-	219,765
Accumulated deficit	(48,425,726)	(39,011,528)
Total shareholders’ equity (deficit)	(3,417,802)	4,574,468
Total liabilities and shareholders’ equity (deficit)	$1,072,282	$7,862,933

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CRYOMASS TECHNOLOGIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Operating expenses:
Personnel costs	869,046	733,233	2,360,765	1,534,885
General and administrative	313,092	306,037	1,099,137	839,818
Legal and professional fees	160,987	190,693	564,226	2,337,143
Depreciation and amortization expense	30,179	21,832	299,044	65,495
Research and development	-	2,031	13,361	20,518
Loss on impairment of intangible assets	-	-	3,653,043	-
Loss on impairment of goodwill	-	-	1,190,000	-
Total operating expenses	1,373,304	1,253,826	9,179,576	4,797,859
Loss from operations	(1,373,304)	(1,253,826)	(9,179,576)	(4,797,859)

Other income (expenses):
Interest expense, net	(109,302)	(19,636)	(245,566)	(90,894)
Gain / (loss) on foreign exchange	28,740	45,049	10,944	77,618
Total other expenses	(80,562)	25,413	(234,622)	(13,276)
Net loss before taxes	(1,453,866)	(1,228,413)	(9,414,198)	(4,811,135)
Income taxes	-	-	-	-
Net loss	(1,453,866)	(1,228,413)	(9,414,198)	(4,811,135)

Net loss per common share:
Loss per common share – basic and diluted	$(0.01)	$(0.01)	$(0.05)	$(0.02)

Weighted average common shares outstanding—basic and diluted	207,422,054	201,998,206	205,740,483	203,440,055

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CRYOMASS TECHNOLOGIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

(UNAUDITED)

	Common Stock		Additional Paid-In	Common Stock to	Accumulated	Total Shareholders’ Equity
	Shares	Amount	Capital	Be Issued	Deficit	(Deficit)
Balance at December 31, 2021	196,949,801	$196,950	$41,916,207	$-	$(28,588,837)	$13,524,320
Share issuance in exchange for services	458,334	458	159,959	80,208	-	240,625
Stock-based compensation	1,735,529	1,736	139,079	-	-	140,815
Net loss	-	-	-	-	(2,152,305)	(2,152,305)
Balance at March 31, 2022	199,143,664	$199,144	$42,215,245	$80,208	$(30,741,142)	$11,753,455
Shares issued from warrants exercised	220,500	221	65,930	-	-	66,151
Share issuance in exchange for services	687,501	688	239,938	-	-	240,626
Stock-based compensation	1,000,000	1,000	68,095	-	-	69,095
Net loss	-	-	-	-	(1,430,418)	(1,430,418)
Balance at June 30, 2022	201,051,665	$201,053	$42,589,208	$80,208	$(32,171,560)	$10,698,909
Share issuance in exchange for services	416,667	417	145,417	(80,208)	-	65,626
Shares issuance from sale of common stock	1,000,000	1,000	213,134	-	-	214,134
Share cancellation related to interest on note payable	(92,127)	(92)	(23,317)	-	-	(23,409)
Stock-based compensation	150,000	150	89,080	-	-	89,230
Net loss	-	-	-	-	(1,228,413)	(1,228,413)
Balance at September 30, 2022	202,526,205	$202,528	$43,013,522	$-	$(33,399,973)	$9,816,077

Balance at December 31, 2022	202,651,205	$202,652	$43,163,579	$219,765	$(39,011,528)	$4,574,468
Common stock issued for prior period services	62,500	62	21,813	(21,875)	-	-
Common stock issued for current period services	187,500	188	65,438	-	-	65,626
Common stock issued for vested RSUs for prior period services	1,100,000	1,100	196,790	(197,890)	-	-
Common stock issued for vested RSUs for current period services	777,932	778	49,222	-	-	50,000
Stock-based compensation for vested RSUs for current period services	-	-	62,972	-	-	62,972
Net loss	-	-	-	-	(1,598,526)	(1,598,526)
Balance at March 31, 2023	204,779,137	$204,780	$43,559,814	$-	$(40,610,054)	$3,154,540
Common stock issued for current period services	187,500	187	19,925	-	-	20,112
Common stock issued for vested RSUs for current period services	802,000	802	79,118	-	-	79,920
Stock-based compensation for vested RSUs for current period services	-	-	173,631	-	-	173,631
Warrants issued in conjunction with notes payable	-	-	179,026	-	-	179,026
Net loss	-	-	-	-	(6,361,806)	(6,361,806)
Balance at June 30, 2023	205,768,637	$205,769	$44,011,514	$-	$(46,971,860)	$(2,754,577)
Common stock issued for vested RSUs for current period services	14,875	15	1,369	-	-	1,384
Stock-based compensation for vested RSUs for current period services	-	-	141,905	-	-	141,905
Share issuance from sale of common stock and warrants	4,148,889	4,149	383,493	-	-	387,642
Share issuance from exercise of stock options	100,000	100	15,900	-	-	16,000
Stock options issued for current period services	-	-	177,989	-	-	177,989
Warrants issued in conjunction with notes payable	-	-	65,721	-	-	65,721
Net loss	-	-	-	-	(1,453,866)	(1,453,866)
Balance at September 30, 2023	210,032,401	$210,033	$44,797,891	$-	$(48,425,726)	$(3,417,802)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CRYOMASS TECHNOLOGIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended September 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(9,414,198)	$(4,811,135)
Adjustments to reconcile net loss to net cash used in operating activities from continuing operations:
Amortization of debt discount	34,964	72,917
Depreciation and amortization expense	299,044	65,495
Loss/(gain) on foreign exchange related to notes payable	(5,972)	-
Loss on impairment of goodwill	1,190,000	-
Loss on impairment of intangible assets	3,653,043	-
Share issuances in exchange for services	-	546,876
Stock-based compensation expense	-	299,140
Common stock issued for vested RSUs for current period services	131,304	-
Stock-based compensation for vested RSUs for current period services	378,508	-
Stock options issued for current period services	177,989	-
Common stock issued for the current period services	85,738	-
Change in operating assets and liabilities:
Prepaid expenses	(62,194)	620,746
Accounts payable and accrued expenses	219,805	(647,415)
Deferred revenue – related party	100,000	-
Net cash used in operating activities	(3,211,969)	(3,853,376)
CASH FLOWS FROM INVESTING ACTIVITIES:
Issuance of loans receivable	-	(618,831)
Purchase of property and equipment	(25,000)	(124,586)
Purchase of intangible assets	(49,236)	(53,186)
Net cash used in investing activities	(74,236)	(796,603)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	387,642	256,876
Proceeds from exercise of stock options	16,000	-
Proceeds from notes payable	875,991	1,750,000
Net cash provided by financing activities	1,279,633	2,006,876
Net decrease in cash and cash equivalents	(2,006,572)	(2,643,103)
Cash and cash equivalents at beginning of period	2,016,057	5,772,839
Cash and cash equivalents at end of period	$9,485	$3,129,736
Supplemental disclosure of non-cash investing activities:
Purchase of property and equipment on credit	$221,577	-
Supplemental disclosure of non-cash financing activities:
Debt discount recognized from warrants issued in conjunction with notes payable	$244,747	-

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

The first functional commercial unit, known as a CryoSift Separator™, has been installed at the premises of an operating partner, pursuant to a license and lease arrangement, in California.

2. Going Concern Uncertainty, Financial Conditions and Management’s Plans

The Company believes that there is substantial doubt about the Company’s ability to continue as a going concern. The Company believes that its available cash balance as of the date of this filing will not be sufficient to fund its anticipated level of operations for at least the next twelve months. The Company believes that, at the present time, its ability to continue operations depends on cash expected to be available from lease payments and royalty payments in connection with future revenue generation, or possibly from debt, equity, or other types of investments, to fund its anticipated level of operations for at least the next twelve months. As of September 30, 2023, the Company had a working capital deficit of $1,757,553 and cash balance of $9,485. The Company estimates that it needs approximately $4,200,000 to cover overhead costs and has capital expenditure requirements of up to $4,500,000, based on the current pipeline of customer activity. The Company believes that the Company will continue to incur losses for the immediate future. The Company expects to finance future cash needs from the results of operations and additional financing until the Company can achieve profitability and positive cash flows from operating activities. However, there can be no assurance that the Company will receive sufficient cash flow from operations to achieve positive cash flow, or that we will be able to attract the necessary financing to sustain operations.

The continuation of our Company as a going concern is dependent upon the continued financial support from our shareholders, the ability of our Company to obtain necessary equity, debt or other financing to continue operations, and ultimately the attainment of profitable operations. For the nine months ended September 30, 2023, our Company used $3,211,969 of cash for operating activities, incurred a net loss of $9,414,198 and has an accumulated deficit of $48,425,726 since inception.

Our financial statements for the three and nine months ended September 30, 2023 have been prepared on a going concern basis and do not include any adjustments that might result from the outcome of this uncertainty.

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

Use of Estimates

The preparation of the Company’s condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, and the reported amounts of expenses during the reporting period. Significant estimates and assumptions reflected in these condensed consolidated financial statements include, but are not limited to, determining the fair value of the assets acquired and liabilities assumed in acquisition, determining the useful lives and potential impairment of long-lived assets and potential impairment of goodwill. The Company bases its estimates on historical experience, known trends and other market-specific or other relevant factors that it believes to be reasonable under the circumstances. On an ongoing basis, management evaluates its estimates when there are changes in circumstances, facts and experience. Changes in estimates are recorded in the period in which they become known. Actual results could differ from those estimates.

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

Revenue Recognition

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), which amends the existing accounting standards for revenue recognition. ASU 2014-09 is based on principles that govern the recognition of revenue at an amount an entity expects to be entitled when products are transferred to customers. Subsequently, the FASB issued several other updates related to revenue recognition (collectively with ASU 2014-09, the “new revenue standards” or “ASC 606”). In June 2020, the FASB issued ASU No. 2020-05, Revenue from Contracts with Customers (Topic 606) and Leases (Topic 842): Effective Dates for Certain Entities, further delaying the effective date for Topic 606 to fiscal years beginning after December 15, 2019 and interim periods within fiscal years beginning after December 15, 2020.

Pursuant to ASC 606, entities recognize revenue in a manner that depicts the transfer of goods or services to customers at an amount that reflects the consideration to which the entity expects to be entitled to receive in exchange for those goods or services. The model provides that entities follow five steps: (i) identify the contract with a customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to each performance obligation, and (v) recognize revenue when or as each performance obligation is satisfied (i.e., either point in time or over time).

The promised goods or services in the Company’s arrangements typically consist of (1) a license, including rights to the Company’s intellectual property; or / and (2) an obligation to make available for use equipment uniquely suited to apply the intellectual property to customers.

Performance obligations are promised goods or services in a contract to transfer a distinct good or service to the customer and are considered distinct when (i) the customer can benefit from the good or service on its own or together with other readily available resources and (ii) the promised good or service is separately identifiable from other promises in the contract. In assessing whether promised goods or services are distinct, the Company considers factors such as the stage of development of the underlying intellectual property, the capabilities of the customer to develop the intellectual property on its own or whether the required expertise is readily available, and whether the goods or services are integral or dependent to other goods or services in the contract. For performance obligations which consist of products, shipping and distribution activities occur prior to the transfer of control of the Company’s products and are considered activities to fulfill the Company’s promise to deliver goods to the customers.

The Company estimates the transaction price based on the amount expected to be entitled to for transferring the promised goods or services in the contract. The consideration may include fixed consideration and variable consideration. At the inception of each arrangement that includes variable consideration, the Company evaluates the amount of potential payment and the likelihood that the underlying constraint will be released. The Company utilizes either the most likely amount method or expected value method to estimate the amount expected to be received based on which method best predicts the amount expected to be received. Variable consideration may be constrained and is included in the transaction price only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized will not occur in a future period.

Customer prepayments are recorded as contract liabilities (deferred revenue), which shall be subsequently recognized as revenue upon satisfaction of the underlying performance obligations over the life of the contract. The portion of the liabilities that is expected to be recognized as revenue during the succeeding twelve-month period are recorded in Deferred Revenue and the remaining portion is recorded in Deferred Revenue, long term on the accompanying balance sheets at the end of each reporting period.

Expenses

Operating Expenses

Operating expenses encompass personnel costs, research and development expenses, general and administrative expenses, professional and legal fees and depreciation and amortization related to the property and equipment and intangibles acquired through the implementation of internal use software. Personnel costs consist primarily of consulting expense and administrative salaries and wages. General and administrative expenses are comprised of travel expenses, accounting expenses, stock-based compensation, and board fees. Professional services are principally comprised of outside legal and professional fees.

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

Estimated Useful Life
Machinery and equipment	15 years

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

Due to delays in implementing the Company’s business model of its cryogenic process, management fully impaired goodwill during the nine months ended September 30, 2023.

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

Due to delays in implementing the Company’s business model of its cryogenic process, management fully impaired all related identifiable intangible assets including a patent and in-process research & development during the nine months ended September 30, 2023. Internal use software was not impaired as of September 30, 2023.

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

The carrying values reported in the condensed consolidated balance sheets for cash, accounts receivable, prepaid expenses, accounts payable, and notes payable approximate fair values because of the immediate or short-term maturities of these financial instruments.

Between April and July 2023, the Company issued warrants in conjunction with promissory notes (the “Promissory Notes”) and common stock subscription agreements (the “Common Stock Subscription Agreements”) to investors as part of a capital raising effort The Company has determined that the Warrants are classified as equity and are initially measured at fair value. The fair value of the Warrants was determined utilizing a Black-Scholes model considering all relevant assumptions at the dates of issuance. As the fair value of the Promissory Notes at the issuance date is less than the cash proceeds received, a debt discount on the Promissory Notes was also recorded. The debt discount will be amortized over the lives of the Promissory Notes using the effective interest method.

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

4. Property and Equipment, Net

Property and equipment, net, of $736,149 and $525,855 as of September 30, 2023 and December 31, 2022, respectively, consisted entirely of machinery and equipment.

	September 30, 2023	December 31, 2022
Machinery and equipment	777,833	531,255
Less: Accumulated depreciation	(41,684)	(5,400)
	$736,149	$525,855

Depreciation expense for the three and nine months ended September 30, 2023 was $13,077 and 36,283, respectively. The Company incurred no depreciation expense for the three and nine months ended September 30, 2022.

5. Goodwill and Intangible Assets

The carrying value of goodwill was $0 as of September 30, 2023 and $1,190,000 as of December 31, 2022, respectively. We fully impaired goodwill due to delays in implementing our business model, resulting in a $1,190,000 impairment charge for the nine months ended September 30, 2023. No additional goodwill has been recognized.

The following tables summarize information relating to the Company’s identifiable intangible assets as of September 30, 2023 and December 31, 2022:

	September 30, 2023
	Estimated	Gross	Accumulated		Carrying
	Useful Life	Amount	Amortization	Impairment	Value
Amortized
Patent	120 months	$873,263	$(174,653)	$(698,610)	$-
Internal use software	26 months	148,219	(34,204)	-	114,015
In-process research and development	104 months	3,209,000	(254,567)	(2,954,433)	-
Total identifiable intangible assets		$4,230,482	$(463,424)	$(3,653,043)	$114,015

	December 31, 2022
	Estimated Useful Life	Gross Amount	Accumulated Amortization	Carrying Value
Amortized
Patent	120 months	$873,263	$(130,989)	$742,274
In-process research and development	104 months	3,209,000	(69,675)	3,139,325
Indefinite-lived
Internal use software	Pending	98,983	-	98,983
Total identifiable intangible assets		$4,181,246	$(200,664)	$3,980,582

Amortization expense was $17,102 and $262,761 for the three and nine months ended September 30, 2023, respectively, and was $21,832 and $65,495 for the three and nine months ended September 30, 2022, respectively.

Years ending December 31,	Amount
2023 (remainder of year)	17,103
2024	68,412
2025	28,500
114,015

6. Loans Receivable

On July 15, 2019, the Company entered into a Membership Interest Purchase Agreement to acquire cannabis-related intellectual property and certain other assets, but not cannabis licenses, of Critical Mass Industries LLC (“CMI”), a Colorado limited liability company. Effective December 31, 2021, the Company disposed of all CMI-related assets and extinguished any and all related obligations. In conjunction with the disposal, we received a $6,600,000 promissory note due to us no later than December 31, 2023, of which we determined the net realizable value of the gross amount of the note was 3,600,000 as of December 31, 2021. In consideration of the loan receivable, we conveyed to CMI, any and all manufacturing, grow equipment, and retail-related assets and other assets Seller owned in the state of Colorado and were used by CMI subsidiaries in the course of business, including client lists and appertaining intellectual property, as well as all liabilities related to these assets. During the first quarter of 2022, the Company issued an additional $618,831 in loans to CMI. During the fourth quarter of 2022, the Company deemed the full loan receivable balance to be uncollectible and therefore it is no longer included on the condensed consolidated balance sheets as of September 30, 2023.

7. Deferred Revenue – Related Party

On August 18, 2023, we signed a license agreement with California-based RubberRock Inc and its affiliates (“RubberRock” or the “Licensee”). Under the agreement, RubberRock obtained from us a license to use and rent one unit of our equipment under certain rights for the use of the licensed patent solely in connection with the equipment and solely in California. We retain title to and have access to the equipment at all times. The duration of the agreement is five years from August 18, 2023.

Under the terms of the license agreement, which are further detailed below, RubberRock agreed to license the patented process and deploy a Unit in exchange for a territory license fee (the “Territory License Fee”) of $750,000 payable in one or more payments as determined by Cryomass. The Equipment was delivered to the agreed upon RubberRock location on September 13, 2023 and RubberRock paid $100,000 of the total Territory License Fee on September 25, 2023.

In addition to the Territory License Fee, RubberRock will pay CryoMass monthly royalties (“Royalties”) equal to 25% of (“Gross Revenue”), which is the sum of all invoices issued by RubberRock to unaffiliated parties associated with or derived directly or indirectly from Permitted Toll Processing Activity and the resulting CryoSift™ produced on the Unit, including, but not limited to: (i) royalties, (ii) rentals, (iii) wholesale sales of resulting matter, and (iv) ingredients derived or extracted from plant matter processed through the Unit. Each calendar quarter, commencing with the fourth calendar quarter of 2023, (the “Reporting Quarter”), RubberRock shall pay Cryomass the greater of the Royalties due or the minimum quarterly royalties (“Minimum Quarterly Royalties”) to be paid within 30 days following each Reporting Quarter. The Minimum Quarterly Royalties Due to Licensor are: (a) for the first Reporting Quarter, the fourth calendar quarter of 2023, an aggregate of $100,000; (b) for each of the next three Reporting Quarters, the first, second and third calendar quarters of 2024, the amount of $478,333; (c) thereafter, for each Reporting Quarter, starting with the fourth calendar quarter of 2024, the amount of $750,000.

Subsequent to the commencement of the RubberRock agreement, our Chief Executive Officer, Christian Noel, joined the board of directors of RubberRock at the end of September 2023, which created a related party disclosure requirement.

During the three months ended September 30, 2023, we determined that the $100,000 of territory license fees we received did not meet the criteria for revenue recognition as of September 30, 2023. Therefore, no revenue was recognized during the three and nine months ended September 30, 2023. As of September 30, 2023, we had a total deferred revenue balance of $100,000 to be recognized into revenue over the remaining term of our five year agreement with RubberRock, resulting in Deferred revenue, current and long term, related party of $20,000 and $80,000, respectively.

8. Notes Payable

Between April and July 2023, the Company issued Promissory Notes to investors as part of a capital raising effort. The Promissory Notes issued have a total principal amount of $875,991, or $866,842 net of foreign currency adjustments, and bear interest of 12%. Of the $875,991 received in Promissory Notes with warrants, $175,000 of the proceeds are from related parties (net of initial debt discount of $54,128), which is further detailed in Note 9. The Promissory Notes have maturities between 24 and 32 months after issuance, at which point repayment is due in full. In conjunction with the Promissory Notes, the Company also issued Warrants to purchase common shares of the Company (the “Common Shares”) to the same investors. The Company issued 3,381,300 warrants with an “Exercise Price” of $0.25. The Warrants are exercisable for four years from the issuance date. The Company has determined that the Warrants are classified as equity and are initially measured at fair value. The fair value of the Warrants was determined utilizing a Black-Scholes model considering all relevant assumptions at the dates of issuance, including the Company stock price ($0.13 for April subscription agreements, one of which is for Simon Langelier, $0.09 for May subscription agreements, $0.12 for June subscription agreement, $0.14 for July subscription agreement), exercise price ($0.25), term (4 years), historical volatility (152-153%), and risk-free rate (3.8% for April subscription agreements, 3.6% and 3.7% for May subscription agreements for Mario Gobbo and a private investor, respectively, 4.0% for June subscription agreement for Health Diplomats Pte Ltd, 4.2% for July subscription agreement). The grant date fair value of the Warrants was $244,747. The fair value of the Promissory Notes was $631,243. As the fair value of the Promissory Notes at the issuance date is less than the cash proceeds received, a debt discount on the Promissory Notes of $244,747 was also recorded. As of September 30, 2023, the carrying value of the Promissory Notes was $386,496, net of discount, and the interest accrued was $41,150.

The table below discloses the aggregate amount of long-term borrowings maturing in each of the following years:

Years ending December 31,	Amount
2023	-
2024	250,000
2025	441,842
2026	-
2027	-
Total gross principal	691,842
(Less: debt discount, net of amortization)	(157,989)
Carrying value as of September 30, 2023	533,853

9. Related Party Transactions

On September 15, 2022, the Company entered into a loan agreement of $2,000,000 with CRYM Co-Invest LP, of which Alexander Massa, a 23.1% beneficial owner of the Company, has investment control. The note accrues interest at 12% per annum and matures on October 1, 2024. As of September 30, 2023, we have accrued $60,000 in interest expense on the loan.

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

The table below discloses the aggregate amount of long-term borrowings from related parties maturing in each of the following years:

Years ending December 31,	Amount
2023	-
2024	2,000,000
2025	175,000
2026	-
2027	-
Total gross principal	2,175,000
(Less: debt discount, net of amortization)	(48,616)
Carrying value as of September 30, 2023	2,126,384

10. Shareholders’ Equity

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

From July to September 2022, the Company issued 416,667 shares of common stock in exchange for services, of which 229,167 related to prior period services, for a total net dollar value of $65,626, 1,000,000 shares from the sale of common stock for a total dollar value of $214,134, and 150,000 shares related to vesting of employee RSU grants for a total dollar value of $89,230. Additionally, 92,127 shares with a total dollar value of $23,409 were cancelled. These shares were initially issued for interest consideration on a note payable, but were subsequently cancelled when the Company decided to pay cash for the interest instead. See warrants discussion below for warrants issued with such common stock during the nine months ended September 30, 2023.

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

From July to September 2023, The Company issued 14,875 shares of common stock for vested RSUs for current period services for a total dollar value of $1,384 relating to employee compensation. The Company issued 4,148,889 shares from the sale of the Common Stock Subscription Agreements, as follows: 400,000 shares were issued for a total dollar value of $50,000 and 3,748,889 shares were issued for a total dollar value of $337,400. The Company issued 100,000 shares from exercised stock options for a total dollar value of $16,000.

Restricted Stock Unit Awards

The Company adopted its 2019 Omnibus Stock Incentive Plan (the “2019 Plan”), which provides for the issuance of stock options, stock grants and RSUs to employees, directors and consultants. The primary purpose of the 2019 Plan was to enhance the ability to attract, motivate, and retain the services of qualified employees, officers and directors. Any RSUs granted under the 2019 Plan were at the discretion of the Compensation Committee of the Board of Directors. On January 10, 2022, the shareholders approved the 2022 Stock Incentive Plan which then replaced the 2019 Plan.

A summary of the Company’s RSU award activity for the nine months ended September 30, 2023 and 2022, respectively, is as follows:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2022	1,453,857	$0.30
Granted	2,760,660	0.17
Vested	(1,877,932)	0.18
Forfeited	-	-
Outstanding at March 31, 2023	2,336,585	$0.21

Granted	755,500	0.10
Vested	(802,000)	0.10
Forfeited	-	-
Outstanding at June 30, 2023	2,290,085	$0.21
Granted	-	-
Vested	(14,875)	0.09
Forfeited	-	-
Outstanding at September 30, 2023	2,275,210	0.20

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2021	2,200,003	$0.45
Granted	1,469,511	0.27
Vested	(1,735,529)	0.49
Forfeited	-	-
Outstanding at March 31, 2022	1,933,985	$0.27

Granted	510,000	0.35
Vested	(1,135,000)	0.28
Forfeited	(50,000)	0.17
Outstanding at June 30, 2022	1,258,985	$0.20
Granted	69,875	0.26
Vested	(15,000)	0.20
Forfeited	-	-
Outstanding at September 30, 2022	1,313,860	0.30

The total fair value of RSUs vested during the three and nine months ending September 30, 2023 was $13,582 and $329,193, respectively. The total fair value of RSUs vested during the three and nine months ending September 30, 2022 was $317,000 and $1,165,600, respectively. As of September 30, 2023 and 2022, there was $259,532 and $274,241, respectively, of unrecognized stock-based compensation cost related to non-vested RSU’s, which is expected to be recognized over the remaining vesting period.

Stock-based compensation expense relating to RSU’s was $143,289 and $509,812 for the three and nine months ending September 30, 2023, respectively. Stock-based compensation expense relating to RSU’s was $69,095 and $209,910 for the three and nine months ending September 30, 2022, respectively. Stock-based compensation for the three months ending September 30, 2023 consisted of equity awards forfeited, granted and vested to employees, directors and consultants of the Company in the amount of $93,289, $50,000, and $0, respectively. Stock-based compensation for the nine months ending September 30, 2023 consisted of equity awards forfeited, granted and vested to employees, directors and consultants of the Company in the amount of $312,769, $197,043, and $0, respectively. Expenses for stock-based compensation are included on the accompanying condensed consolidated statements of operations in general and administrative expense.

Stock Option Awards

A summary of the Company’s stock option activity for the nine months ended September 30, 2023 and 2022, respectively, is as follows:

	Stock Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2022	8,500,000	$0.18	8.5	$1,579,108
Granted and vested	-	-	-	-
Forfeited	-	-	-	-
Outstanding at March 31, 2023	8,500,000	$0.18	8.0	$1,579,108
Granted and vested	-	-	-	-
Forfeited	-	-	-	-
Outstanding at June 30, 2023	8,500,000	$0.18	7.7	$1,579,108
Granted	3,113,214	0.15	-	382,909
Exercised	(100,000)	0.16	-	-
Forfeited	-	-	-	-
Outstanding at September 30, 2023	11,513,214	$0.18	7.6	$1,962,017

	Stock Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2021	8,500,000	$0.18	9.2	$1,579,108
Granted and vested	-	-	-	-
Forfeited	-	-	-	-
Outstanding at March 31, 2022	8,500,000	$0.18	9.0	$1,579,108
Granted and vested	-	-	-	-
Forfeited	-	-	-	-
Outstanding at June 30, 2022	8,500,000	$0.18	8.7	$1,579,108
Granted and vested	-	-	-	-
Forfeited	-	-	-	-
Outstanding at September 30, 2022	8,500,000	$0.18	8.5	$1,579,108

Warrants

A summary of the Company’s warrant activity for the nine months ended September 30, 2023 and 2022, respectively, is as follows:

	Warrant Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Fair Value
Outstanding at December 31, 2022	73,950,000	$0.40	1.0	$1,867,754
Granted	-	-	-	-
Exercised	-	-	-	-
Expired	(15,000,000)	0.40	-	-
Outstanding at March 31, 2023	58,950,000	$0.40	0.9	$1,867,754
Granted	2,540,550	0.25	-	179,026
Exercised	-	-	-	-
Expired	(9,500,000)	0.40	-	-
Outstanding at June 30, 2023	51,990,550	$0.39	0.9	$2,046,780
Granted	4,589,639	0.19	-	203,858
Exercised	-	-	-	-
Expired	(1,000,000)	0.40	-	-
Outstanding at September 30, 2023	55,580,189	$0.37	0.9	$2,250,638

	Warrant Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Fair Value
Outstanding at December 31, 2021	80,975,898	$0.39	1.9	$1,867,754
Granted	-	-	-	-
Exercised	-	-	-	-
Expired	-	-	-	-
Outstanding at March 31, 2022	80,975,898	$0.39	1.6	$1,867,754
Granted	-	-	-	-
Exercised	(220,500)	0.30	0.3	-
Expired	-	-	-	-
Outstanding at June 30, 2022	80,755,398	$0.39	1.4	$1,867,754
Granted	-	-	-	-
Exercised	-	-	-	-
Expired	(2,500,000)	0.25	-	-
Outstanding at September 30, 2022	78,255,398	$0.39	1.1	$1,867,754

During the nine months ended September 30, 2023, the Company issued warrants with the option to purchase 3,381,300 common shares at an exercise price of $0.25 per share through the Promissory Notes and 3,748,889 common shares at an exercise price of $0.18 per shares through the Common Stock Subscription agreements. Of these warrants, 1,295,250 expire on April 17, 2027, 336,300 expire on April 18, 2027, 113,625 expire on May 2, 2027, 568,125 expire on May 17, 2027, 227,250 expire on June 5, 2027, 840,750 expire on July 19, 2027, 2,777,778 expire on August 25, 2026, 300,000 expire on August 31, 2026, 111,111 expire on September 13, 2026, and 560,000 expire on September 21, 2026. The fair value of these warrants was $382,884, which was recorded to additional paid in capital during the nine months ended September 30, 2023.

11. Income Taxes

In accordance with ASC 740-270, the Company calculates the interim tax expense based on an annual effective tax rate (“AETR”). The AETR represents the Company’s estimated effective tax rate for the year based on full year projection of tax expense, divided by the projection of full year pretax book loss, adjusted for discrete transactions occurring during the period. The annual effective tax rate for the three months ended September 30, 2023 was 0.0%,

12. Commitments & Contingencies

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

13. Subsequent Events

On October 18, 2023 and November 3, 2023, the Company received CAD $150,000 and CAD $350,000 loans, respectively, from a private lender. The loans mature on December 15, 2025 and accrue interest at 12% per annum. In conjunction with the loans, the lender was issued warrants to purchase 609,750 and 1,422,750 shares of common stock, respectively, with an exercise price of $0.09 per share. The warrants expire on October 19, 2027 and November 3, 2027, respectively.

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

In January 2023, we signed a license and lease arrangement with RedTape Core Partners LLC (“RedTape”) to deploy multiple CryoMass trichome separation units at the prospective partner’s facility in California and other locations. The five states covered by the agreement were California, New York, New Jersey, Florida and Pennsylvania. On August 16, 2023, the Company agreed to amend the Patent License and Equipment Rental Agreement with RedTape Core Partners LLC in order to remove the state of California from the five states included in the Agreement, along with concomitant reductions in license fees and an amendment to the license fee payment schedule. To date, no funds have been paid by RedTape to CryoMass pursuant to the lease and license agreement.

On August 18, 2023, the Company entered into a Patent License and Equipment Rental Agreement with Rubberrock, Inc. (“Rubberrock”) for a term of five years, in which the Company licenses its proprietary CryoSift SeparatorTM process and technology and leases one CryoSift SeparatorTM Unit for use in the state of California. Under the terms of the transaction, Rubberrock agreed to pay license fees of $750,000, of which $200,000 was payable within 30 days of installment of the system on the licensee’s premises and $550,000 is payable in quarterly installments over 24 months beginning at the end of the first quarter, and a monthly royalty based on 25% of revenues, subject to minimum royalties over the five-year term of the contract. Of the $200,000 payable within 30 days of installation, $100,000 has been received. Both parties have verbally agreed to defer the remaining $100,000 temporarily and are discussing an amendment to the original agreement. Subsequent to the commencement of the RubberRock agreement, our Chief Executive Officer, Christian Noel, joined the board of directors of RubberRock at the end of September 2023, which created a related party disclosure requirement.

We believe that our technologies will deliver a compelling combination of cost and time savings while enhancing product quality and quantity for largescale cultivators and processors of hemp and cannabis. To that end, Cryomass is working with an extensive pipeline of cultivators and processors in various markets, including several states in the USA, as well as Canada.

Results of Operations for the Three Months Ended September 30, 2023 and 2022

Our operating results for the three months ended September 30, 2023 and 2022 are summarized as follows:

	For the Three Months Ended September 30,		Change
	2023	2022	Dollars	Percentage
Net sales	$-	$-	-	0%
Total operating expenses	1,373,304	1,253,826	119,478	10%
Loss from operations	(1,373,304)	(1,253,826)	(119,478)	10%
Total other expenses	(80,562)	25,413	(105,975)	417%
Net loss before taxes	(1,453,866)	(1,228,413)	(225,453)	18%
Income taxes	-	-	-	0%
Net loss	$(1,453,866)	$(1,228,413)	$(225,453)	18%

Net Sales

There were no net sales for the three months ended September 2023 and 2022.

Operating Expenses

Operating expenses encompass personnel costs, research and development, general and administrative expenses, depreciation and amortization expenses, loss on impairment of intangibles, and legal and professional fees. Total operating expenses were $1,373,304 for the three months ended September 30, 2023 as compared to $1,253,826 for the three months ended September 30, 2022. The net increase of $119,478 or 10%, was primarily attributable to the increase in personnel costs. The increase of $135,813, or 16%, in personnel costs is primarily due to the Company acquiring a consultant for Sarbanes-Oxley compliance in the fourth quarter of 2023.

Other Expense

Other expense for the three months ending September 30, 2023 consisted of $109,302 interest expense – net and $28,740 gain on foreign exchange. Other expense for the three months ending September 30, 2022 consisted of $19,636 interest expense and $45,049 gain on foreign exchange. The increase in interest expense was a result of the Company issuing promissory notes to investors during the second and third quarters of 2023. The gain on foreign exchange predominantly relates to a payable agreement with Cryomass LLC’s supplier as well as other notes denominated in CAD.

Net Loss

For the foregoing reasons, we had a net loss of $1,453,866 for the three months ending September 30, 2023, or $0.01 net loss per common share – basic and diluted, compared to a net loss of $1,228,413 for the three months ending September 30, 2022, or $0.01 net loss per common share – basic and diluted.

Results of Operations for the Nine Months Ended September 30, 2023 and 2022

Our operating results for the nine months ended September 30, 2023 and 2022 are summarized as follows:

	For the Nine Months Ended September 30,		Change
	2023	2022	Dollars	Percentage
Net sales	$-	$-	$-	0%
Total operating expenses	9,179,576	4,797,859	4,381,717	91%
Loss from operations	(9,179,576)	(4,797,859)	(4,381,717)	91%
Total other expenses	(234,622)	(13,276)	(221,346)	1,667%
Net loss before taxes	(9,414,198)	(4,811,135)	(4,603,063)	96%
Income taxes	-	-	-	0%
Net loss	$(9,414,198)	$(4,811,135)	$(4,603,063)	96%

Net Sales

There were no net sales for the nine months ended September 2023 and 2022.

Operating Expenses

Operating expenses encompass personnel costs, research and development, general and administrative expenses, depreciation and amortization expenses, loss on impairment of intangibles, and legal and professional fees. Total operating expenses were $9,179,576 for the nine months ended September 30, 2023 as compared to $4,797,859 for the nine months ended September 30, 2022. The net increase of $4,381,717 or 91%, was primarily attributable to the following changes in operating expenses of:

●	Depreciation and Amortization - $233,549 increase

●	Legal and Professional - $1,772,917 decrease

●	Personnel Costs - $825,880 increase

●	General and Administrative - $259,319 increase

The increase of $233,549, or 357%, in depreciation and amortization expense is primarily due to the fact that the Company began depreciating machinery in the third quarter of 2022. The decrease in legal and professional fees of $1,772,917, or 76%, is primarily due to large invoices in the first half of 2022 for investor relations services. The increase of $825,880 in personnel costs is due to the Company utilizing a consultant to assist with development of internal controls, as well as three additional staff, in the fourth quarter of 2022 and the first half of 2023. The increase of $259,319 in general and administrative is primarily due to the fact the Company incurred significant costs related to stock compensation expense in 2023 relating to new hires. Additionally, the Company fully impaired goodwill and identifiable intangible assets due to delays in implementing our business model, resulting in a $4,843,043 impairment charge for the nine months ended September 30, 2023.

Other Expense

Other expense for the nine months ending September 30, 2023 consisted of $245,566 interest expense – net and $10,944 gain on foreign exchange. Other expense for the nine months ending September 30, 2022 consisted of $90,894 interest expense and $77,618 gain on foreign exchange. The increase in interest expense was a result of the Company entering into new promissory note agreements during the second and third quarters of 2023. The gain on foreign exchange predominantly relates to a payable agreement with Cryomass LLC’s supplier, as well as other notes denominated in CAD.

Net Loss

For the foregoing reasons, we had a net loss of $9,414,198 for the nine months ending September 30, 2023, or $0.05 net loss per common share – basic and diluted, compared to a net loss of $4,811,135 for the nine months ending September 30, 2022, or $0.02 net loss per common share – basic and diluted.

Liquidity, Capital Resources and Cash Flows

The Company believes that its available cash balance as of the date of this filing will not be sufficient to fund its anticipated level of operations for at least the next twelve months. The Company believes that, at the present time, its ability to continue operations depends on cash expected to be available from lease payments and royalty payments in connection with future revenue generation, as well as possible debt, equity or other investment sources, to fund its anticipated level of operations for at least the next twelve months. As of September 30, 2023, the Company had a working deficit of $1,757,553 and cash balance of $9,485. The Company estimates that it needs approximately $4,200,000 to cover overhead costs and capital expenditure requirements ranging up to $4,500,000 based on the current pipeline of customer activity. The Company believes that the Company will continue to incur losses for the immediate future. The Company expects to finance future cash needs from the results of operations and additional financing until the Company can achieve profitability and positive cash flows from operating activities. However, there can be no assurance that the Company will receive sufficient cash flow from operations or otherwise that we will be able to attract the necessary financing.

Going Concern

The Company believes that there is substantial doubt about the Company’s ability to continue as a going concern. Our financial statements for the nine months ended September 30, 2023 have been prepared on a going concern basis and do not include any adjustments that might result from the outcome of this uncertainty.

Capital Resources

The following table summarizes total current assets, liabilities and working (deficit) capital for the periods indicated:

	September 30, 2023	December 31, 2022
Current assets	$222,118	$2,166,496
Current liabilities	1,979,671	1,288,465
Working (deficit) capital	$(1,757,553)	$878,031

As of September 30, 2023 and December 31, 2022, we had a cash balance of $9,485 and $2,016,057, respectively.

Summary of Cash Flows

	For the Nine Months Ended September 30,
	2023	2022
Net cash used in operating activities	$(3,211,969)	$(3,853,376)
Net cash used in investing activities	$(74,236)	$(796,603)
Net cash provided by financing activities	$1,279,633	$2,006,876

Net cash used in operating activities

Net cash used in operating activities was $3,211,969 during the nine months ended September 30, 2023. This included a net loss of $9,414,198, partially offset by the following: a non-cash charge related to amortization of debt discount of $34,964, a non-cash charge related to depreciation and amortization expense of $299,044, a non-cash charge from a gain on foreign exchange related to notes payable of $5,972, a non-cash charge related to loss on impairment of goodwill and intangible assets of $4,843,043, a non-cash charge related to common stock issued for vested RSUs for current period services of $131,304, a non-cash charge related to stock-based compensation for vested RSUs for current period services of $378,508, a non-cash charge related to stock options issued for current period services of $177,989, and a non-cash charge related to common stock issued for current period services of $85,738. This was in addition to net changes in prepaid expenses, accounts payable and accrued expenses and deferred revenue of $257,611.

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

Net cash used in investing activities

Net cash used in investing activities was $74,236 during the nine months ended September 30, 2023, due to the purchase of property and equipment and intangible assets.

Net cash used in investing activities was $796,603 during the nine months ended September 30, 2022, due to the issuance of loans receivable, purchase of property and equipment, and purchase of intangible assets.

Net cash provided by financing activities

Net cash provided by financing activities for the nine months ended September 30, 2023 was $1,279,633, from the Company issuing promissory notes, common stock, and warrants to investors as part of capital raising efforts.

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

Item 4. Controls and Procedures

Management’s Evaluation of Disclosure Controls and Procedures

We have carried out an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), to allow timely decisions regarding required disclosures. Based upon that evaluation, our Company’s CEO and CFO concluded that our Company’s disclosure controls and procedures were not effective as of September 30, 2023.

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

Management’s Report on Internal Control Over Financial Reporting

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2023, the end of the annual period covered by this report and according to the criteria established in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

Based on that evaluation, management has concluded that the Company did not maintain effective internal control over financial reporting as of the quarter ended September 30, 2023 due to the existence of material weakness and significant deficiencies in the internal control over financial reporting described below.

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

Management has determined that we did not maintain effective internal controls over financial reporting as of the quarter ended September 30, 2023 due to the existence of the following material weakness identified by management:

●	Management did not timely detect impairment of goodwill and intangible assets as of June 30, 2023 in accordance with GAAP.

Management has determined that we did not maintain effective internal controls over financial reporting as of the quarter ended September 30, 2023 due to the existence of the following significant deficiencies identified by management:

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

Management engaged the services of an experienced expert in internal controls until September 30, 2023. who evaluated our current system and began implementation of a more effective system to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act have been recorded, processed, summarized and reported accurately. Our management intends to develop or improve procedures to address the current material weakness and significant deficiencies to the extent possible during the next twelve months.

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

Management’s Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer (who is also the Company’s principal executive officer), and our chief financial officer (who is also the Company’s principal financial and accounting officer) to allow for timely decisions regarding required disclosure. Thus, in accordance with Rules 13a-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures as of September 30, 2023, which is the end of the period covered by this Form 10-Q. Based on the evaluation of these disclosure controls and procedures, and in light of the material weakness and significant deficiencies found in our internal controls over financial reporting, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective. The ineffectiveness of our disclosure controls and procedures was due to a material weakness and significant deficiencies identified in our internal control over financial reporting.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2023. We have not been able to remediate the significant deficiencies described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022. Our remediation efforts will continue to be implemented throughout our 2023 and 2024 fiscal years. We believe that the controls that we will be implementing will improve the effectiveness of our internal control over financial reporting. As we continue to evaluate and work to improve our internal control over financial reporting, we may determine to take additional measures to address the material weakness and significant deficiencies or determine to supplement or modify certain of the remediation measures described above.

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

Dated: November 20, 2023

/s/ Christian Noel
Christian Noel
Chief Executive Officer and Director
(Principal Executive Officer)

Dated: November 20, 2023

/s/ Philip Mullin
Philip Mullin
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)