Form 10-K
period 2023-12-31
Cryomass Technologies, Inc.
filed 2024-06-14
CIK 1533030

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☐ Yes ☒ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) ☐ Yes ☒ No

As of June 30, 2023, the last business day of the registrant’s last completed second quarter, the aggregate market value of the common stock held by non-affiliates of the registrant was approximately $23,733,696, based on the June 30, 2023 closing price of the registrant’s common stock, as reported by OTC Markets, Inc. For the purposes of this disclosure, shares of common stock held by each executive officer, director and stockholder known by the registrant to be affiliated with such individuals based on public filings and other information known to the registrant have been excluded since such persons may be deemed affiliates. This determination of affiliate status for the purpose is not necessarily a conclusive determination for other purposes.

As of June 7, 2024, the registrant had 218,684,877 shares of common stock, par value $0.001 per share, outstanding.

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

In September 2021, we were granted an additional patent for our process from the Chinese Intellectual Property Office. In April 2022, we were granted another patent # 3,064,896 from the Canadian Intellectual Property Office. We currently are taking steps to gain further protection for our intellectual property through the European Union Intellectual Property Office and other international jurisdictions. On January 31, 2023 and January 30, 2024 we were granted two additional related patents, US patent #11,565,270 and US Patent #11,883,829 respectively.

The first functional commercial unit, known as a CryoSift Separator™, has been installed at the premises of an operating partner, pursuant to a license and lease arrangement, in California, at the facilities of Rubberrock, Inc. See below.

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

Recent Developments

In January 2023, we signed a license and lease arrangement with RedTape Core Partners LLC (“RedTape”) to deploy multiple CryoMass trichome separation units at the prospective partner’s facility in California and other locations, which was subsequently amended on August 16, 2023. No funds were ever paid by RedTape to CryoMass pursuant to the lease and license agreement. On December 20, 2023, notice of termination was sent to RedTape.

On August 18, 2023, the Company entered into a Patent License and Equipment Rental Agreement with Rubberrock, Inc. (“Rubberrock”) for a term of five years, in which the Company licenses its proprietary CryoSift Separator™ process and technology and leases one CryoSift Separator™ Unit for use in the state of California. The agreement was amended on January 9, 2024 and again on February 28, 2024. Under the terms of the transaction, as amended, Rubberrock agreed to pay license fees of $100,000, which was paid on September 23, 2023, and a monthly royalty based on 10% of revenues. Subsequent to the commencement of the RubberRock agreement, our Chief Executive Officer, Christian Noel, joined the board of directors of RubberRock at the end of September 2023, which created a related party disclosure requirement. In January 2024, Christian Noel left the board of directors of RubberRock.

We believe that our technologies will deliver a compelling combination of cost and time savings while enhancing product quality and quantity for largescale cultivators and processors of hemp and cannabis. To that end, Cryomass is working with an extensive pipeline of cultivators and processors in various markets, including several states in the USA, as well as Canada.

On September 15, 2022, the Company entered into a $2,000,000 Loan Agreement and Unsecured Promissory Note with CRYM Co-Invest, which accrued interest at 12% per annum, payable quarterly. On December 31, 2023, the parties amended and restated the agreement includes an additional loan amount of $135,000, disbursed on December 22, 2023. The total principal is $2,289,590, which includes principal and in-kind interest and accrues regular interest at an amended rate of 15% annually. The Company is obligated to repay the principal and all remaining accrued interest in full by April 1, 2025. The Company also issued four tranches of common stock purchase warrants to CRYM Co-Invest that are exercisable up until February 8, 2029 and include a cashless exercise option. The total number of warrant shares issued was 20,000,000 (each tranche for 5,000,000 shares, exercisable at $0.25, $0.50, $0.75 and $1.00, per share, respectively). The Company also included a sale and purchase commitment option feature where CRYM Co-Invest has agreed to direct its affiliates to purchase up to five (5) units of the Company’s equipment for $1,200,000 each. Along with the sale and purchase commitment option, if the Company identifies a suitable lessee to rent the equipment from the affiliate and enter into an equipment rental agreement, then CRYM Co-Invest and the Company will each receive 50% of a monthly processing fee for the term of the equipment rental. Lastly, the amended agreement also includes a net revenue sharing commitment feature that begins after the first equipment purchase by the lender’s affiliate, whereby the Company will remit 10% of the Company’s quarterly net revenue that is generated through non-affiliated rental and non-affiliated sales income.

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

Although we believe our management team has extensive knowledge of the cannabis and other relevant industries and closely monitors changes in legislation, we also intend to provide equipment and services in an evolving environment that may not develop as expected. Furthermore, our operations continue to evolve under our business plan as we continually assess new strategic opportunities for our business within various areas. Assessing the future prospects of our business is challenging in light of both known and unknown risks and difficulties we may encounter. Growth prospects in the industry can be affected by a wide variety of factors including:

●	Competition from other similar companies;

●	Regulatory limitations on the industry we primarily supply to (cannabis agriculture) we can offer and markets we can serve;

●	Other changes in the regulation of cannabis and hemp grow, harvesting and processing;

●	Changes in cannabis industry demand and consumer behavior, which may affect the size of the agricultural businesses we intend to serve;

●	Our ability to access adequate financing on reasonable terms and our ability to raise additional capital in order to fund our operations;

●	Our ability to retain and recruit personnel with relevant industry experience;

●	Challenges with new machinery, services and markets; and

●	Fluctuations in the commodities markets.

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

Our acquisition of Cryocann USA Corp assets is expected to realize strategic and other benefits, including, among other things, the opportunity to enter the agricultural equipment industry, identify customers and provide our customers with an appealing range of products and services. However, it is impossible to predict with certainty whether, or to what extent, these benefits will be realized or whether we will be able to exploit the acquired assets in a timely and effective manner. For example:

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

Our future success depends to a large extent on our ability to attract, hire, train and retain qualified managerial, operational and other personnel. We have limited funds for this purpose and we face significant competition for qualified and experienced employees in our industry and from other industries and, as a result, we may be unable to attract and retain the personnel needed to successfully conduct and grow our operations. Additionally, key personnel, including members of management, may leave and compete against us. At present, we do not have all the necessary personnel to carry out our business plans. If we are unable to hire and retain key personnel, our business will be materially adversely affected.

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

ITEM 1B UNRESOLVED STAFF COMMENTS

None.

ITEM 1C CYBERSECURITY

Risk management and strategy

The Company recognizes the critical importance of maintaining the trust and confidence of business partners and employees toward our business and are committed to protecting the confidentiality, integrity and availability of our business operations and systems. The Company uses third-party vendors to manage its information technology systems, including but not limited to services in cloud security, email filtering, endpoint security, darkweb reporting, antivirus/antimalware, employee security awareness training, and asset management and support. Cybersecurity considerations affect the selection and oversight of our third-party service providers. We perform diligence on third parties that have access to our systems, data or facilities that house such systems or data, and continually monitor cybersecurity threat risks identified through such diligence. Management reviews the security policies, procedures, and certifications of all third-party service providers prior to engagement.

As of the time of filing, there are no known cybersecurity threats that have materially affected, or are reasonable likely to materially affect the Company, including its business strategy, result of operations, or financial conditions. The Company pro-actively monitors for cybersecurity threats and responds accordingly to minimize its exposure to such threats.

Governance

Cybersecurity is an important part of our risk management processes and an area of focus for our board of directors and management. Our board of directors will discuss with management our cybersecurity threat risk management and processes surrounding material cybersecurity threat risks or incidents and developments, as well as the steps management has taken to respond to such risks. Management has engaged a reputable third-party to assist in monitoring the Company’s cybersecurity risks which will be communicated to the Chief Financial Officer. The board will receive prompt and timely information from the Chief Financial Officer regarding any cybersecurity incident, as well as ongoing updates regarding any such incident until it has been addressed. Members of the board of directors are also encouraged to regularly engage in conversations with management on cybersecurity-related news events.

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

None applicable.

None.

ITEM 4 MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5 MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is quoted on the OTC Markets OTCQB Trading Tier under the ticker symbol “CRYM”. The following table sets forth, for the periods indicated, the high and low sales prices of our common stock:

Three Months Ended	2023		2022
	High	Low	High	Low
March 31	$0.25	$0.08	$0.33	$0.20
June 30	0.15	0.08	0.54	0.20
September 30	0.18	0.07	0.38	0.22
December 31	0.09	0.02	0.28	0.17

Holders

As of April 12, 2024, there were 326 registered holders of record of our common stock, plus approximately 4,000 additional shareholders owning shares held for them beneficially in brokerage accounts, and we had 218,684,877 common shares issued and outstanding.

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

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

We did not sell any equity securities which were not registered under the Securities Act during the year ended December 31, 2023 that were not otherwise disclosed in this annual report on Form 10-K, in our quarterly reports on Form 10-Q, or in our current reports on Form 8-K filed during the year ended December 31, 2023.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fourth quarter of our fiscal year ended December 31, 2023.

ITEM 6 [RESERVED]

Not applicable.

ITEM 7 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

The following discussion and analysis of the results of operations and financial condition for the years ended December 31, 2023 and 2022 should be read in conjunction with our consolidated financial statements and the notes to those consolidated financial statements that are included elsewhere in this Annual Report on Form 10-K. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors. See “Forward-Looking Statements” at the beginning of this report.

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

The patented technology acquired from CryoCann (including US patent #10,864,525) harnesses liquid nitrogen to reduce biomass and then efficiently isolate, collect and preserve delicate resin glands (trichomes) containing prized compounds like cannabinoids and terpenes. Building on this technology, CryoMass has engineered its premier Trichome Separation unit (CryoSift Separator™), optimized via patented cryogenic processes to rapidly capture intact, high-value cannabis and hemp trichomes (CryoSift™). Much like sugar and flour refinements, the resulting CryoSift™ concentrate is a superior product compared to unprocessed biomass. For cultivators, reducing biomass into CryoSift™ slashes volume up to 80%, dramatically lowering storage, handling, and transportation costs. Properly stored, CryoSift™ prevents potency and terpene degradation, preserving value. For processors, the minimized input volume also enables considerable cost savings and logistics advantages. Extracting from CryoSift™ using solvents and manufacturing solventless products unlocks industrial scale yields unattainable otherwise. CryoMass anticipates its efficiencies will catalyze industry-wide shifts in cannabis and hemp post-harvest methods. Additionally, the technology shows promise for diverse trichome-rich plants. On January 31, 2023 and January 30, 2024 we were granted two additional related patents, US patent #11,565,270 and US Patent #11,883,829 respectively.

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

In September 2021, we were granted an additional patent for our process from the Chinese Intellectual Property Office. On February 8, 2024, we were notified by the European Patent Office of the intention to grant a European patent based on our application no. 18 730 941.4-1101. We currently are taking steps to gain further protection for our intellectual property through the European Union Intellectual Property Office, European Patent Office and in several other non-US jurisdictions.

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

In January 2023, we signed a license and lease arrangement with RedTape Core Partners LLC (“RedTape”) to deploy multiple CryoMass trichome separation units at the prospective partner’s facility in California and other locations, which was amended August 16, 2023. No funds were ever paid by RedTape to CryoMass pursuant to the lease and license agreement, and the agreement was terminated on December 20, 2023.

On August 18, 2023, the Company entered into a Patent License and Equipment Rental Agreement with Rubberrock, Inc. (“Rubberrock”) for a term of five years, in which the Company licenses its proprietary CryoSift Separator™ process and technology and leases one CryoSift Separator™ Unit for use in the state of California. The agreement was subsequently amended on January 9, 2024 and again on February 28, 2024. Under the terms of the transaction, Rubberrock paid license fees of $100,000 payable and a monthly royalty based on 10% of revenues. Subsequent to the commencement of the RubberRock agreement, our Chief Executive Officer, Christian Noel, joined the board of directors of RubberRock at the end of September 2023, which created a related party disclosure requirement. In January 2024, Christian Noel ceased to be on the board of directors of RubberRock.

We believe that our technologies will deliver a compelling combination of cost and time savings while enhancing product quality and quantity for largescale cultivators and processors of hemp and cannabis. To that end, Cryomass is working with an extensive pipeline of cultivators and processors in various markets, including several states in the USA, as well as Canada.

Results of Operations for the Years Ended December 31, 2023 and 2022

The following table shows our results of operations for the years ended December 31, 2023 and 2022. The historical results presented below are not necessarily indicative of the results that may be expected for any future period.

	For the Years Ended December 31,		Change
	2023	2022	Dollars	Percentage
Revenues	$13,552	$-	$13,552	100%
Cost of goods sold, inclusive of depreciation	-	-	-	0%
Gross profit	13,552	-	13,552	100%
Total operating expenses	10,795,649	10,311,810	483,839	5%
Loss from operations	(10,782,097)	(10,311,810)	(470,287)	5%
Total other expenses	(2,151,843)	(132,669)	(2,019,174)	1,522%
Net loss before taxes	(12,933,940)	(10,444,479)	(2,489,461)	24%
Income taxes	21,788	(21,788)	43,576	-200%
Net loss	$(12,955,728)	$(10,422,691)	$(2,533,037)	24%

Revenues

Revenues for the year ended December 31, 2023 consisted of $5,000 of territory license fees, and $8,552 of royalties generated from our licensee’s gross sales. There were no revenues for the year ended December 31, 2022.

Operating Expenses

Operating expenses encompass personnel costs, research and development, depreciation and amortization expenses, loss on impairment of intangibles, general and administrative expenses, and legal and professional fees. Total operating expenses were $10,795,649 for the year ended December 31, 2023 as compared to $10,311,810 for the year ended December 31, 2022. The net increase of $483,839, or 5%, was primarily attributable to the following changes in operating expenses of:

●	Loss on impairment of goodwill - $1,190,000 increase

●	Loss on impairment of intangible assets - $3,653,043 increase

●	Personnel costs - $1,076,789 increase

●	General and administrative - $3,885,126 decrease

●	Legal and professional fees - $1,710,532 decrease

The increase of $1,190,000, or 100%, and $3,653,043, or 100%, in loss on impairment of goodwill and intangible assets, respectively, stems from delays in implementing the Company’s business model of its cryogenic process, resulting in impairment as of June 30, 2023. The increase of $1,076,789 or 54% in personnel costs is primarily due to the Company hiring a consultant to assist with development of internal controls for the nine months ended September 30, 2023, as well as hiring an additional employee in the first half of 2023. The decrease of $3,885,126, or 69% in general and administrative expenses primarily relates to the write off in 2022 of two large loans with its prior business partner, CMI, that the Company deemed uncollectible. The decrease of $1,710,532 or 68% in legal and professional fees relates to large invoices in the first half of 2022 for investor relations services.

Other Expense

Other expense for the year ended December 31, 2023 consisted of $388,909 interest expense, $47,441 loss on foreign exchange, and $1,715,493 loss on extinguishment of debt. Other expense for the year ended December 31, 2022 consisted of $147,014 interest expense and $14,345 gain on foreign exchange. The increase in interest expense was primarily attributable to interest owed on debt The Company obtained during the year ending 2023. The loss on foreign exchange predominantly relates to a payable agreement with Cryomass LLC’s supplier.

Net Loss

For the foregoing reasons, we had a net loss of $12,955,728 for the year ended December 31, 2023, or $0.06 net loss per common share – basic and diluted, compared to a net loss of $10,422,691 for the year ended December 31, 2022, or $0.05 net loss per common share – basic and diluted.

Liquidity, Capital Resources and Cash Flows

The Company believes that its available cash balance as of the date of this filing will not be sufficient to fund its anticipated level of operations for at least the next twelve months. The Company believes that, at the present time, its ability to continue operations depends on cash expected to be available from planned equipment sales and royalty payments in connection with future revenue generation, as well as possible debt and equity investment sources, to fund its anticipated level of operations for at least the next twelve months. As of December 31, 2023, the Company had a working deficit of $2,341,440 and cash balance of $49,224. The Company estimates that it needs approximately $3,200,000 to cover overhead costs and capital expenditure requirements ranging up to $3,125,000 based on the current pipeline of customer activity. The Company believes that the Company will continue to incur losses for the immediate future. The Company expects to finance future cash needs from the results of operations and additional financing until the Company can achieve profitability and positive cash flows from operating activities. However, there can be no assurance that the Company will receive sufficient cash flow from operations or otherwise that we will be able to attract the necessary financing.

Going Concern

The Company believes that there is substantial doubt about the Company’s ability to continue as a going concern. Our financial statements for the year ended December 31, 2023 have been prepared on a going concern basis and do not include any adjustments that might result from the outcome of this uncertainty.

Capital Resources

The following table summarizes total current assets, liabilities and working capital for the periods indicated:

	December 31,
	2023	2022
Current assets	$152,522	$2,166,496
Current liabilities	2,493,962	1,288,465
Working capital/(deficit)	$(2,341,440)	$878,031

As of December 31, 2023 and 2022, we had a cash balance of $49,224 and $2,016,057, respectively.

Summary of Cash Flows

	For the Years Ended December 31,
	2023	2022
Net cash used in operating activities	$(3,804,980)	$(4,766,864)
Net cash used in investing activities	$(74,236)	$(1,018,669)
Net cash provided by financing activities	$1,912,383	$2,028,751

Net cash used in operating activities

Net cash used in operating activities was $3,804,980 during the year ended December 31, 2023. This included a net loss of $12,955,728, a non-cash charge related to the amortization of debt discount of $67,421, a non- cash charge related to depreciation and amortization of $329,223, a non-cash charge related to loss on foreign exchange related to notes payable of $10,164, non-cash charges related to the loss on impairment of goodwill and intangible assets of $1,190,000 and $3,653,043, respectively, a non-cash charge related to loss on extinguishment of debt of $1,715,493, a non-cash charge related to deferred income tax expense of $21,788, a non-cash charge related to common stock issued for vested RSUs for current period services of $131,304, a non-cash charge related to stock-based compensation for vested RSUs for current period services of $249,855, a non-cash charge related to stock options issued for current period services of $849,946, a non-cash charge related to common stock issued for current period services of $85,738. This was partially offset by net changes in accounts receivable, prepaid expenses, accounts payable and accrued expenses, and deferred revenue of $846,773.

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

Net cash used in investing activities

Net cash used in investing activities was $74,236 during the year ended December 31, 2023, due to the purchase of property and equipment and intangible assets.

Net cash used in investing activities was $1,018,669 during the year ended December 31, 2022, due to the purchase of property and equipment, purchase of intangible assets, and issuance of loan receivable.

Net cash provided by financing activities

Net cash provided by financing activities for the year ended December 31, 2023 was $1,912,383, which consisted of $387,642 proceeds from the issuance of common stock, $16,000 proceeds from exercise of stock options, and $1,375,755 proceeds from notes payable, and principal-in-kind interest accrued of $132,986.

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

ITEM 8 FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated balance sheets as of December 31, 2023 and 2022, and the related consolidated statements of operations, and shareholders’ equity (deficit) and cash flows for each of the two years in the years ended December 31, 2023 and 2022, together with the related notes and the report of our independent registered public accounting firm, are set forth on pages F-1 to F-22 of this report.

ITEM 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On May 3, 2024, the Securities and Exchange Commission (“SEC”) issued a press release charging BF Borgers CPA PC (“Borgers”) with fraud due to deliberate and systemic failures to comply with Public Company Accounting Oversight Board (PCAOB) standards in its audits and reviews. Borgers served as the company’s auditor from fiscal year 2019 through the end of 2022. In compliance with the SECS’s order, the Company engaged its current auditor, Haynie & Company, to re-audit the financial statements for the year ended December 31, 2022. No material changes resulted from the re-audit.

ITEM 9A CONTROLS AND PROCEDURES

Management’s Evaluation of Disclosure Controls and Procedures

We have carried out an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), to allow timely decisions regarding required disclosures. Based upon that evaluation, our Company’s CEO and CFO concluded that our Company’s disclosure controls and procedures were not effective as of December 31, 2023.

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

Management’s Report on Internal Control Over Financial Reporting

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2023, the end of the annual period covered by this report and according to the criteria established in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

Based on that evaluation, management has concluded that the Company did not maintain effective internal control over financial reporting as of the fiscal year ended December 31, 2023 due to the existence of significant deficiency in the internal control over financial reporting described below.

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

Management identified the following material weakness during the year ended December 31, 2023:

●	Management did not timely detect impairment of goodwill and intangible assets as of June 30, 2023 in accordance with GAAP.

Management remediated the above material weakness through designing processes to timely detect impairment and operating those processes as designed in an effective manner. Further, there is no longer a material risk of detecting goodwill impairment, as the total balance was written off as of December 31, 2023.

Management has determined that we did not maintain effective internal controls over financial reporting as of the fiscal year ended December 31, 2023 due to the existence of the following significant deficiencies identified by management:

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

Management engaged the services of an experienced expert in internal controls until September 30, 2023 who evaluated our current system and began implementation of a more effective system to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act have been recorded, processed, summarized and reported accurately. Our management intends to develop or improve procedures to address the current significant deficiencies to the extent possible during the next twelve months.

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

Management’s Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer (who is also the Company’s principal executive officer), and our chief financial officer (who is also the Company’s principal financial and accounting officer) to allow for timely decisions regarding required disclosure. Thus, in accordance with Rules 13a-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures as of December 31, 2023, which is the end of the period covered by this Form 10-K. Based on the evaluation of these disclosure controls and procedures, and in light of the significant deficiencies found in our internal controls over financial reporting, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective. The ineffectiveness of our disclosure controls and procedures was due to significant deficiencies identified in our internal control over financial reporting.

Changes in Internal Control over Financial Reporting

We have not been able to remediate the significant deficiencies described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 and 2022. Our remediation efforts will continue to be implemented throughout our 2023 and 2024 fiscal years. We believe that the controls that we will be implementing will improve the effectiveness of our internal control over financial reporting. As we continue to evaluate and work to improve our internal control over financial reporting, we may determine to take additional measures to address the significant deficiencies or determine to supplement or modify certain of the remediation measures described above.

ITEM 9B OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

None.

PART III

For Part III, the information set forth in our definitive Proxy Statement for our Annual Meeting of Shareholders to be filed within 120 days after December 31, 2023, hereby is incorporated by reference into this Report.

ITEM 10 DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Our directors and executive officers and their respective ages, positions, and biographical information are set forth below.

Name	Position	Age
Christian Noël	Chief Executive Officer & Director	47
Philip Mullin	Chief Financial Officer	70
Patricia Kovacevic	General Counsel, Corporate Secretary	53
Dr. Delon Human	Chairman of the Board	61
Mario Gobbo	Director	70
Mark Radke	Director	69
Simon Langelier	Director	66

Christian Noël, Chief Executive Officer & Director

Christian Noel is a trusted investor and business strategist, who has held senior positions in financial and investment organizations in Montreal, Canada, for the last 21 years. During his career, he has acquired extensive experience in risk management, tax planning, wealth management, and financial strategy design and execution.

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

Information Concerning the Board of Directors and Certain Committees

The Board of Directors currently consists of five directors, four of whom the Board of Directors has determined are independent within the meaning of the rules of the OTCQX, which the Company has adopted as its definition of independence in the Audit Committee Charter. The Board of Directors held four regularly scheduled meetings during the 2023 fiscal year. Each of the directors attended all meetings of the Board of Directors and committees on which they served during the 2023 fiscal year. The Board of Directors does not have a formal policy governing director attendance at its annual meeting of stockholders.

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

The Audit Committee held four formal meetings during fiscal year 2023. The current members of the Audit Committee are Messrs. Gobbo (Chair) and Radke.

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

The Compensation Committee held one formal meeting during fiscal year 2023. The members of the Compensation Committee are Dr. Human (Chair), and Mr. Langelier.

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

The Nominating and Corporate Governance Committee did not hold any meetings during the fiscal year 2023. The members of the Nominating and Corporate Governance Committee are Messrs. Radke (Chair) and Mr. Langelier.

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

During the fiscal year ended December 31, 2019, the Company and its officers, directors and 10% shareholders (“Reporting Persons”) were not subject to the insider trading reports under Section 16 of the Securities Exchange Act of 1934. On March 23, 2020 the Company became a reporting company under the Exchange Act and from that date Reporting Persons will be responsible for such filings. At time of filing, all such reports that should have been filed have been filed.

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

None applicable.

None.

Family Relationships

There are no family relationships among our directors or executive officers.

Involvement in Certain Legal Proceedings

None of our directors, executive officers, promoters or control persons has been involved in any events requiring disclosure under Item 401(f) of Regulation S-K, except as follows:

ITEM 11 EXECUTIVE COMPENSATION

The following table sets forth, for the years indicated, all compensation paid, distributed or earned for services, including salary and bonus amounts, rendered in all capacities by the Company’s named executive officers during the years ended December 31, 2023 and December 31, 2022. The information contained below represents compensation earned by the Company’s officers for their work related to the Company:

Name and Position	Year	Salary ($)	Share-based awards ($)	Option-based awards ($)	Total compensation ($)
Christian Noel, Chief Executive Officer	2023	425,700	-	174,240	599,940
	2022	387,000	148,945	-	535,945

Philip Mullin, Chief Financial Officer	2023	300,000	-	120,000	432,180
	2022	290,400	182,500	-	472,900

Patricia Kovacevic, General Counsel & Head of External Affairs	2023	266,200	-	53,240	319,440
	2022	266,200	76,445	-	342,645

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

The following table provides information regarding the incentive plan awards for each named executive officer outstanding as of December 31, 2023:

Outstanding Share Awards and Option Awards as of December 31, 2023

	Option-based Awards			Share-based Awards
Name and Position	Number of securities underlying unexercised options (#)	Option exercise price ($)	Value of unexercised in-the-money options as at December 31, 2023	Number of shares or units of shares that have not vested	Market or payout value of share awards that have not vested
Christian Noel, Chief Executive Officer	-	-	-	-	-
Philip Mullin, Chief Financial Officer	1,900,000	0.16	-	-	-
Patricia Kovacevic, General Counsel & Head of External Affairs	1,000,000	0.29	-	-	-

The following table provides information regarding the value vested or earned on incentive plan awards during the year ended December 31, 2023

Incentive Plan Awards – Value Vested or Earned During the Year

Name and Position	Option-based awards-Value vested during the year ($)	Share-based awards-Value vested during the year ($)
Christian Noel, Chief Executive Officer	N/A	148,945
Philip Mullin, Chief Financial Officer	N/A	72,500
Patricia Kovacevic, General Counsel & Head of External Affairs	N/A	26,445

Re-pricing of Options

We did not re-price any options previously granted to our executive officers during the fiscal years ended December 31, 2023 and 2022.

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

Director Compensation Table

The following table provides information regarding compensation paid to the Company’s directors (other than a director who was a named executive officer) during the year ended December 31, 2023:

Name	Fees earned ($)	Share-based awards ($)	Option-based awards ($)	Total ($)
Dr. Delon Human	$32,000	$55,530	$-	$87,530
Mario Gobbo	32,000	18,510	-	50,510
Mark Radke	32,000	18,510	-	50,510
Simon Langelier	32,000	-	-	32,000
Christian Noel	32,000	50,000	-	82,000

2019 Omnibus Stock Incentive Plan

The Company adopted its 2019 Omnibus Stock Incentive Plan (the “2019 Plan”), which was then replaced by the 2022 Stock Incentive plan, provided for the issuance of stock options, stock grants and RSUs to employees, directors and consultants. The primary purpose of the 2019 Plan was to enhance the ability to attract, motivate, and retain the services of qualified employees, officers and directors. Any RSUs granted under the Stock Incentive Plans were at the discretion of the Compensation Committee of the Board of Directors.

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

The Incentive Plan permits the board of directors of the Company, or a committee or subcommittee thereof, to grant to eligible employees, non-employee directors and consultants of the Company and its subsidiaries non-statutory and incentive stock options, stock appreciation rights (SARs), restricted stock awards, restricted stock units (RSUs), deferred stock units, performance awards, non-employee director awards, and other stock-based awards. Subject to adjustment, the maximum number of shares of Common Stock to be authorized for issuance under the Incentive Plan is 30,000,000 shares of Common Stock.

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

No Re-pricing

The Committee may not, without prior approval of the Company stockholders, effect any re-pricing of any previously granted “underwater” option or SAR by: (i) amending or modifying the terms of the option or SAR to lower the exercise price or grant price; (ii) canceling the underwater option or SAR in exchange for (A) cash; (B) replacement options or SARs having a lower exercise price or grant price; or (C) other awards; or (iii) repurchasing the underwater options or SARs and granting new awards under the Incentive Plan. An option or SAR will be deemed to be “underwater” at any time when the fair market value of Common Stock is less than the exercise price of the option or the grant price of the SAR.

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

Incentive Plan Awards

The following table provides information regarding the incentive plan awards for each director (other than a director who was a named executive officer) outstanding as of December 31, 2023:

Outstanding Share Awards and Options Awards

	Option-based Awards			Share-based Awards
Name	Number of securities underlying unexercised options (#)	Option exercise price ($)	Value of unexercised in-the-money options as of December 31, 2023	Number of shares or units of shares that have not vested	Market or payout value of share awards that have not vested
Dr. Delon Human	1,500,000	0.16	-	463,461	19,767
Mario Gobbo	N/A	N/A	N/A	463,461	19,767
Mark Radke	N/A	N/A	N/A	463,461	19,767
Simon Langelier	N/A	N/A	N/A	455,327	19,420

Directors and Officers Liability Insurance

As of December 31, 2023, the Corporation maintained $5,000,000 of group liability insurance for the protection of the directors and officers of the Corporation. In the fiscal year ended December 31, 2023, the Corporation paid an annual premium of $395,665 for such policy.

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

ITEM 12 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of our Common Stock as of June 7, 2024 by (a) each shareholder who is known to us to own beneficially 5% or more of our outstanding Common Stock, (b) all directors, (c) our executive officers and (d) all executive officers and directors as a group. Except as otherwise indicated, all persons listed below have (i) sole voting power and investment power with respect to their shares of Common Stock, except to the extent that authority is shared by spouses under applicable law, and (ii) record and beneficial ownership with respect to their shares of Common Stock.

For purposes of this table, a person or group of persons is deemed to have “beneficial ownership” of any shares of Common Stock that such person has the right to acquire within 60 days of June 7, 2024. For purposes of computing the percentage of outstanding shares of our Common Stock held by each person or group of persons named above, any shares that such person or persons has the right to acquire within 60 days of June 7, 2024 are deemed to be outstanding, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. The inclusion herein of any shares listed as beneficially owned does not constitute an admission of beneficial ownership. Unless otherwise identified, the address of our directors and officers is c/o Cryomass Technologies Inc., 1001 Bannock St, Suite 612, Denver, CO 80204.

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership		Percentage of Class (2)
Alexander Massa	66,205,000	(3)	25.3
Christian Noël	10,280,532	(4)	4.6
Philip Mullin	4,152,400	(5)	1.9
Delon Human	3,372,779	(6)	1.5
Patricia Kovacevic	1,929,400	(7)	0.9
Mario Gobbo	685,529		0.3
Mark Radke	685,529		0.3
Simon Langelier	577,395		0.3
All directors and officers as a group (7 persons)	21,683,564		9.5

(1)	Unless otherwise indicated, the address of the beneficial owner is c/o the Company, 1001 Bannock Street, Suite 612, Denver, CO 80204.

(2)	Based on 218,684,877 shares outstanding

(3)	Alexander Massa has voting and investment control over 22,500,000 shares and warrants to purchase 42,500,000 shares held by CRYM Co-Invest, LP, 602,500 shares held by Ham Senior Inc., and 602,500 shares held by Hungry Asset Monster Inc. The address for CRYM Co-Invest, LP is One World Trade Center, Suite 83G, New York, NY 10007 and the address for Ham Senior Inc. and Hungry Asset Monster Inc. is 50 North Laura Street, Jacksonville, FL 32202.

(4)	Mr. Noël is the beneficial holder of stock options to purchase 1,742,400 shares, exercisable at $0.05 per share, expiring in 2029 and beneficial owner of 974,671 shares held by Trichome Capital Inc.

(5)	Mr. Mullin is the beneficial holder of stock options to purchase 1,900,000 shares, exercisable at $0.16 per share expiring in 2030, and stock options to purchase 1,200,000 shares, exercisable at $0.05 per share, expiring in 2029.

(6)	Dr. Human is the beneficial holder of fully-vested stock options to purchase 1,500,000 shares, exercisable at $0.16 per share, expiring in 2030, and is the beneficial owner of 760,000 shares and exercisable warrants to purchase 227,250 shares held by Health Diplomats Pte Ltd.

(7)

Ms. Kovacevic is the beneficial holder of stock options to purchase 1,000,000 shares, exercisable at $0.29 per share, expiring in 2031, and stock options to purchase 532,400 shares, exercisable at $0.05 per share, expiring in 2029.

ITEM 13 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Review, Approval or other transactions, transactions with family members – loans, debt conversion, private placement, ratification of transactions with related persons

We have adopted a code of ethics and we rely on our board to review related party transactions on an ongoing basis to prevent conflicts of interest. Our Board reviews a transaction in light of the affiliations of the director, officer or employee and the affiliations of such person’s immediate family. Transactions are presented to our Board for approval before they are entered into or, if this is not possible, for ratification after the transaction has occurred. If our Board finds that a conflict of interest exists, then it will determine the appropriate remedial action, if any. Our Board approves or ratifies a transaction if it determines that the transaction is consistent with the best interests of the Company. On December 31, 2023, we entered into an amended loan agreement with CRYM Co-Invest, a related party which was approved by the Board. There were no other such transactions or requests for review during the fiscal years ended December 31, 2023 and December 31, 2022.

Director Independence

The Board of Directors currently consists of five directors, four of whom the Board of Directors has determined are independent within the meaning of the rules of the OTCQX, which the Company has adopted as its definition of independence in the Audit Committee Charter.

ITEM 14 PRINCIPAL ACCOUNTANT FEES AND SERVICES

On May 3, 2024, the Securities and Exchange Commission (“SEC”) issued a press release charging BF Borgers CPA PC (“Borgers”) with fraud due to deliberate and systemic failures to comply with Public Company Accounting Oversight Board (PCAOB) standards in its audits and reviews. Borgers served as the company’s auditor from fiscal year 2019 through the end of 2022. In compliance with the SECS’s order, the Company engaged its current auditor, Haynie & Company, to re-audit the financial statements for the year ended December 31, 2022. No material changes resulted from the re-audit. No fees listed below were for services performed by Haynie & Company.

The following table shows the fees paid or accrued by us for the audit and other services provided for the fiscal periods shown.

	2023	2022
Borgers:
Audit and Non-Audit Fees
Audit fees	$165,000	$375,860
Audit-related fees	15,000	54,000
Total	$180,000	$429,860

	2023	2022
Macias Gini & O’Connell:
Audit and Non-Audit Fees
Audit fees	$115,878	$-
Audit-related fees	-	-
Total	$115,878	$-

The Audit Committee pre-approves all audit and non-audit services to be performed by the independent registered public accounting firm in accordance with the rules and regulations promulgated under the Exchange Act. The Board pre-approved 100% of the audit and audit-related services performed by the independent registered public accounting firm for the fiscal years ended December 31, 2023 and 2022. The percentage of hours expended on the principal accountant’s engagement to audit the Company’s financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant’s full-time, permanent employee was 0%.

PART IV

ITEM 15 EXHIBIT AND FINANCIAL STATEMENT SCHEDULES

(a) Financial Statements

Our consolidated balance sheets as of December 31, 2023 and 2022, and the related consolidated statements of operations and shareholders’ equity (deficit) and cash flows for each of the two years in the years ended December 31, 2023 and 2022, together with the related notes and the report of our independent registered public accounting firm, are set forth on pages F-1 to F-22 of this report.

(b) Exhibits

Exhibit Number	Description
(3)	Articles of Incorporation and Bylaws
3.1	Articles of Incorporation (incorporated by reference to our Registration Statement on Form S- 1 filed on May 9, 2012).
3.2	Bylaws (incorporated by reference to our Registration Statement on Form S-1 filed on May 9, 2012).
3.3	Certificate of Amendment (incorporated by reference to our Current Report on Form 8-K filed on January 13, 2014).
3.4	Certificate of Change filed with the Nevada Secretary of State on April 12, 2018 with an effective date of April 26, 2018. (incorporated by reference to our Current Report on Form 8-K filed on May 2, 2018)
3.5	Articles of Merger filed with the Nevada Secretary of State on April 12, 2018 with an effective date of April 26, 2018. (incorporated by reference to our Current Report on Form 8-K filed on May 2, 2018)
3.6	Articles of Merger filed with the Nevada Secretary of State on October 14, 2019 (incorporated by reference to our Current Report on Form 8-K filed on October 18, 2019)
3.7	Articles of Merger filed with the Nevada Secretary of State on September 1, 2020 (incorporated by reference to our Current Report on Form 8-K filed on September 3, 2020)
3.8	Articles of Merger filed with the Nevada Secretary of State on July 23, 2021 (incorporated by reference to our Current Report on Form 8-K filed on July 27, 2021)
(10)	Material Contracts
10.1	Asset Purchase Agreement between Andina Gold Corp, General Extract LLC, Cryocann USA Corporation, Steve Cimini and Matt Armstrong dated June 22, 2021 (incorporated by reference to our Current Report on Form 8-K filed on June 28, 2021)
10.2	Asset Purchase Agreement Among Critical Mass Industries LLC, Critical Mass Industries, Inc., John Knapp, Good Meds, Inc. and Cryomass Technologies Inc dated December 31, 2021 (incorporated by reference to our Registration Statement on Form S- 1 filed on February 14, 2022)
10.3	Mutual Termination Agreement by and among Critical Mass Industries LLC, Critical Mass Industries, Inc., John Knapp, and Good Meds, Inc dated December 31, 2021 (incorporated by reference to our Registration Statement on Form S- 1 filed on February 14, 2022)
10.4	Restated and Amended Administrative Services Agreement by and among Critical Mass Industries LLC, Critical Mass Industries, Inc., John Knapp, and Good Meds, Inc dated December 31, 2021 (incorporated by reference to our Registration Statement on Form S- 1 filed on February 14, 2022)
10.5	2019 Omnibus Equity Incentive Plan (incorporated by reference to our Annual Report on Form 10-K for December 31, 2020)
10.6	2022 Stock Incentive Plan (incorporated by reference to our Registration Statement on Form S- 1 filed on February 14, 2022)
10.7	Christian Noel Employment Agreement (incorporated by reference to our Registration Statement on Form S- 1 filed on February 14, 2022)

10.8	Amendment to Christian Noel Employment Agreement dated December 13, 2021 (incorporated by reference to our Registration Statement on Form S- 1 filed on February 14, 2022)
10.9	Philip Mullin Revised Employment Agreement (incorporated by reference to our Annual Report on Form 10-K for December 31, 2020)
10.10	Amendment to Philip Mullin Revised Employment Agreement (incorporated by reference to our Registration Statement on Form S- 1 filed on February 14, 2022)
10.11	Patricia Kovacevic Third Amended Employment Agreement (incorporated by reference to our Registration Statement on Form S- 1 filed on February 14, 2022)
10.12	Amendment to Patricia Kovacevic Third Employment Agreement (incorporated by reference to our Registration Statement on Form S- 1 filed on February 14, 2022)
10.13	Form of Convertible Note (incorporated by reference to our Registration Statement on Form S- 1 filed on February 14, 2022)
10.14	Form of Warrant- August 1, 2020 (incorporated by reference to our Registration Statement on Form S- 1 filed on February 14, 2022)
10.15	Form of Warrant- April 2021 (incorporated by reference to our Registration Statement on Form S- 1 filed on February 14, 2022)
10.16	Form of Warrant-October 2021 (incorporated by reference to our Registration Statement on Form S- 1 filed on February 14, 2022)
10.17	Form of Warrant-November 2021 (incorporated by reference to our Registration Statement on Form S- 1 filed on February 14, 2022)
10.18	Equity Purchase Agreement with Peak One Opportunity Fund, L.P. (incorporated by reference to our Registration Statement on Form S-1 filed on April 27, 2022)
10.19	Amendment No. 1 to Equity Purchase Agreement with Peak One Opportunity Fund, L.P. (incorporated by reference to our Registration Statement on Form S-1 filed on April 27, 2022)
10.20	Patent License and Equipment Rental Agreement by and between Cryomass Technologies Inc and RedTape Core Partners LLC and Affiliates dated January 16, 2023 (incorporated by reference to our Annual Report on Form 10-K for December 31, 2022)
10.21	Restated and Amended Patent License and Equipment Rental Agreement by and between RedTape Core Partners LLC and Cryomass Technologies Inc., dated August 15, 2023 (incorporated by reference to our Quarterly Report on Form 10-Q for June 30, 2023)
10.22	Patent License and Equipment Rental Agreement Rubberrock Inc., dated August 18, 2023 (incorporated by reference to our Quarterly Report on Form 10-Q for June 30, 2023)
10.23*	Patricia Kovacevic Fifth Amended and Restated Employment Agreement
10.24*	Third Amendment to the Employment Agreement Dated June 24, 2020, By and Between Cryomass Technologies Inc and Philip Blair Mullin
10.25*	Second Amendment to the Employment Agreement Dated April 1, 2021, By and Between Cryomass Technologies Inc and Christian Noel
10.26*	Amended and Restated Loan Agreement and Secured Promissory Note Dated December 31, 2023 By and Between Cryomass Technologies Inc and CRYM Co-Invest
10.27*	Patent and Trademark Security Agreement Dated December 31, 2023 By and Between Cryomass Technologies Inc and CRYM Co-Invest
10.28*	Equipment Purchase and Sale Agreement Dated February 29, 2024 By and Between Cryomass LLC and CRYM Co-Invest Unit #1 LLP
10.29*	Equipment Lease and Non-Exclusive Patent License Agreement Dated February 29, 2024 By and Between Cryomass LLC and CRYM Co-Invest Unit #1 LLP
10.30*	Equipment Purchase and Sale Agreement Dated May 9, 2024 By and Between Cryomass LLC and CRYM Co-Invest Unit #2 LLP
10.31*	Equipment Lease and Non-Exclusive Patent License Agreement Dated May 10, 2024 By and Between Cryomass LLC and CRYM Co-Invest Unit #2 LLP
21	Subsidiaries of the Registrant (incorporated by reference to our Registration Statement on Form S-1 filed on June 17, 2022)
(31)	Rule 13a-14(a)/15d-14(a) Certifications
31.1*	Section 302 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer.
31.2*	Section 302 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer and Principal Accounting Officer.
(32)	Section 1350 Certifications
32.1*	Section 906 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer.
32.2*	Section 906 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer and Principal Accounting Officer.
(101)*	Interactive Data Files
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CRYOMASS TECHNOLOGIES INC.
(Registrant)

Dated: June 13, 2024

/s/ Christian Noël
Christian Noël
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Christian Noël	Chief Executive Officer & Director	June 13, 2024
Christian Noël	(Principal Executive Officer)

/s/ Philip Mullin	Chief Financial Officer	June 13, 2024
Philip Mullin	(Principal Accounting Officer)

/s/ Dr. Delon Human	President of the Board of Directors	June 13, 2024
Dr. Delon Human

/s/ Mario Gobbo	Director	June 13, 2024
Mario Gobbo

/s/ Mark Radke	Director	June 13, 2024
Mark Radke

/s/ Simon Langelier	Director	June 13, 2024
Simon Langelier

CRYOMASS TECHNOLOGIES INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Cryomass Technologies Inc.:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Cryomass Technologies Inc. (the Company) as of December 31, 2023 and 2022, and the related consolidated statements of operations, shareholders’ equity (deficit), and cash flows for each of the years in the two-year period ended December 31, 2023, and the related notes (collectively referred to as the financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Consideration of the Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has a working capital deficit, recurring losses from operations, and limited cash resources to meet future operating requirements. This raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provides a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Valuation and Analysis of Complex Debt and Equity Transaction Associated with a Debt Modification

As discussed in Note 9 to the financial statements, the Company modified one of its outstanding notes which included the issuance of new warrants. This required the Company to perform an analysis as to whether this modification should be recorded as an extinguishment of debt. To help with this analysis, the Company utilized a third-party valuation specialist to fair value the instruments to ensure the allocation between the instruments was appropriately recorded. This valuation and allocation involves challenging, subjective, and complex judgment.

How the Critical Audit Matter was Addressed in the Audit

To address the matter, we performed the following procedures:

●	We obtained an understanding of management’s process for developing their debt modification analysis and fair value estimate.
●	We followed professional standards relating to the use of specialists employed by management which includes:
o	Evaluating the expertise and independence of third-party specialists.
o	Gaining an understanding of management’s process for developing the fair value estimate.
o	Assessing the inputs and key assumptions used to develop the model
●	We utilized professionals within our firm with specialized skills and knowledge to assess the methodology.
●	We verified the appropriate recording of the transaction.

Haynie & Company

Salt Lake City, Utah

June 13, 2024

We have served as the Company’s auditor since 2024.

CRYOMASS TECHNOLOGIES INC.

CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$49,224	$2,016,057
Accounts receivable, net	8,552	-
Deferred tax asset	-	21,788
Prepaid expenses	94,746	128,651
Total current assets	152,522	2,166,496

Property and equipment, net	723,072	525,855
Goodwill	-	1,190,000
Intangible assets, net	96,912	3,980,582
Total assets	$972,506	$7,862,933

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Accounts payable and accrued expenses	$2,236,462	$1,288,465
Deferred revenue, current – related party	20,000	-
Notes payable, current, net of discount	237,500	-
Total current liabilities	2,493,962	1,288,465
Deferred revenue, long term – related party	75,000	-
Notes payable, net of discount	597,381	-
Notes payable, related party, net of discount and premium	2,470,405	2,000,000
Contingent royalty liability	1,185,000	-
Total liabilities	6,821,748	3,288,465

Commitments and contingencies (Note 12)

Shareholders’ equity (deficit):
Common stock, $0.001 par value, 500,000,000 shares authorized, 210,032,401 and 202,651,205 shares issued and outstanding at December 31, 2023 and 2022, respectively	210,033	202,652
Additional paid-in capital	45,907,981	43,163,579
Common stock to be issued	-	219,765
Accumulated deficit	(51,967,256)	(39,011,528)
Total shareholders’ equity (deficit)	(5,849,242)	4,574,468
Total liabilities and shareholders’ equity (deficit)	$972,506	$7,862,933

The accompanying notes are an integral part of these consolidated financial statements.

CRYOMASS TECHNOLOGIES INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2023	2022
Revenues	$13,552	$-
Cost of goods sold	-	-
Gross profit	13,552	-

Operating expenses:
Personnel costs	3,080,295	2,003,506
General and administrative	1,714,912	5,600,038
Legal and professional fees	814,815	2,525,347
Depreciation and amortization	329,223	162,401
Research and development	13,361	20,518
Loss on impairment of goodwill	1,190,000	-
Loss on impairment of intangible assets	3,653,043	-
Total operating expenses	10,795,649	10,311,810
Loss from operations	(10,782,097)	(10,311,810)

Other income (expenses):
Interest expense – net	(388,909)	(147,014)
Gain (loss) on foreign exchange	(47,441)	14,345
Loss on extinguishment of debt	(1,715,493)	-
Total other expenses	(2,151,843)	(132,669)
Net loss before taxes	(12,933,940)	(10,444,479)
Income tax expense (benefit)	21,788	(21,788)
Net loss	$(12,955,728)	$(10,422,691)

Net loss per common share:
Loss per common share – basic and diluted	$(0.06)	$(0.05)

Weighted average common shares outstanding—basic and diluted	206,812,616	200,884,333

The accompanying notes are an integral part of these consolidated financial statements.

CRYOMASS TECHNOLOGIES INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

	Common Stock		Additional Paid-In	Common Stock to be	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Issued	Deficit	Equity
Balance at December 31, 2021	196,949,801	$196,950	$41,916,207	$-	$(28,588,837)	$13,524,320

Share issuance in exchange for services	1,687,502	1,687	588,938	21,875	-	612,500

Stock-based compensation	2,885,529	2,886	402,687	197,890	-	603,463

Shares issued from warrants exercised	220,500	221	65,930	-	-	66,151

Share issuance from sale of common stock	1,000,000	1,000	213,134	-	-	214,134

Share cancellation related to interest on note payable	(92,127)	(92)	(23,317)	-	-	(23,409)
Net loss	-	-	-	-	(10,422,691)	(10,422,691)

Balance at December 31, 2022	202,651,205	$202,652	$43,163,579	$219,765	$(39,011,528)	$4,574,468
Common stock issued for prior period services	62,500	62	21,813	(21,875)	-	-

Common stock issued for current period services	375,000	375	85,363	-	-	85,738

Common stock issued for vested RSUs for prior period services	1,100,000	1,100	196,790	(197,890)	-	-

Common stock issued for vested RSUs for current period services	1,594,807	1,595	129,709	-	-	131,304

Stock-based compensation for vested RSUs for current period services	-	-	249,855	-	-	249,855

Share issuance from sale of common stock and warrants	4,148,889	4,149	383,493	-	-	387,642

Share issuance from exercise of stock options	100,000	100	15,900	-	-	16,000

Stock options issued for current period services	-	-	849,946	-	-	849,946

Warrants issued in conjunction with notes payable	-	-	811,533	-	-	811,533
Net loss	-	-	-	-	(12,955,728)	(12,955,728)

Balance at December 31, 2023	210,032,401	210,033	45,907,981	-	(51,967,256)	(5,849,242)

The accompanying notes are an integral part of these consolidated financial statements.

CRYOMASS TECHNOLOGIES INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(12,955,728)	$(10,422,691)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	67,421	72,917
Depreciation and amortization expense	329,223	157,001
Bad debt expense	-	4,218,831
Loss on foreign exchange related to notes payable	10,164	-
Loss on impairment of goodwill	1,190,000	-
Loss on impairment of intangible assets	3,653,043	-
Loss on extinguishment of debt	1,715,493	-
Stock-based compensation expense	-	603,463
Share issuances in exchange for services	-	590,625
Deferred income tax expense (benefit)	21,788	(21,788)
Common stock issued for vested RSUs for current period services	131,304	-
Stock-based compensation for vested RSUs for current period services	249,855	-
Stock options issued for current period services	849,946	-
Common stock issued for current period services	85,738	-
Change in operating assets and liabilities:
Accounts receivable, net	(8,552)	-
Prepaid expenses	33,905	628,732
Accounts payable and accrued expenses	726,420	(593,954)
Deferred revenue	95,000	-
Net cash used in operating activities	(3,804,980)	(4,766,864)
CASH FLOWS FROM INVESTING ACTIVITIES:
Issuance of loans receivable	-	(618,831)
Purchase of property and equipment	(25,000)	(300,855)
Purchase of intangible assets	(49,236)	(98,983)
Net cash used in investing activities	(74,236)	(1,018,669)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	387,642	256,876
Proceeds from common stock subscribed and to be issued	-	21,875
Proceeds from exercise of stock options	16,000	-
Proceeds from notes payable	1,375,755	1,750,000
Principal-in-kind interest accrued	132,986	-
Net cash provided by financing activities	1,912,383	2,028,751
Net increase (decrease) in cash	(1,966,833)	(3,756,782)
Cash and cash equivalents at beginning of period	2,016,057	5,772,839
Cash and cash equivalents at end of period	$49,224	$2,016,057
Supplemental disclosure of non-cash investing activities:
Purchase of property and equipment on credit	$221,577	$-
Supplemental disclosure of non-cash financing activities:
Net debt discount (premium) recognized from notes payable	$302,644	$-

The accompanying notes are an integral part of these consolidated financial statements.

CRYOMASS TECHNOLOGIES INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. NATURE OF THE BUSINESS

Cryomass Technologies Inc. (the “Company”) develops and licenses cutting-edge equipment and processes to refine harvested cannabis, hemp, and other premium crops. The Company’s patented technology harnesses liquid nitrogen to reduce biomass and then efficiently isolate, collect and preserve delicate resin glands (trichomes) containing prized compounds like cannabinoids and terpenes. Building on this technology, the Company has engineered its premier Trichome Separation unit (CryoSift Separator™), optimized via patented cryogenic processes to rapidly capture intact, high-value cannabis and hemp trichomes (CryoSift™).

The Company’s principal office is located at 1001 Bannock St., Suite 612, Denver, CO 80204, and its telephone number is 303-416-7208. The Company’s website is www.cryomass.com. Information appearing on the website is not incorporated by reference into this report.

Cryomass Technologies Inc. is the parent company to wholly-owned subsidiaries Cryomass LLC, Cryomass California LLC, and 1304740 B.C. Unlimited Liability Company dba Cryomass Canada.

On June 22, 2021, the Company entered into an Asset Purchase Agreement with Cryocann USA Corp, (“Cryocann”) a California corporation (“Cryocann”), pursuant to which Company acquired substantially all the assets of Cryocann. The acquired assets included the patented cryogenic process titled “System and method for cryogenic separation of plant material” (US patent #10,864,525) for the reduction of biomass and efficient isolation, collection and preservation of delicate resin glands (trichomes) of harvested hemp and cannabis, and potentially other high value trichome-rich plants.

In September 2021, we were granted an additional patent for our process from the Chinese Intellectual Property Office. In April 2022, we were granted another patent #3,064,896 from the Canadian Intellectual Property Office. We currently are taking steps to gain further protection for our intellectual property through the European Union Intellectual Property Office and other international jurisdictions.

The first functional commercial unit, known as a CryoSift Separator™, has been installed at the premises of an operating partner, pursuant to a license and lease arrangement, in California.

2. GOING CONCERN UNCERTAINTY, FINANCIAL CONDITIONS AND MANAGEMENT’S PLANS

The Company believes that there is substantial doubt about the Company’s ability to continue as a going concern. The Company believes that its available cash balance as of the date of this filing will not be sufficient to fund its anticipated level of operations for at least the next twelve months. The Company believes that, at the present time, its ability to continue operations depends on cash expected to be available from planned equipment sales and royalty payments in connection with future revenue generation, or possibly from debt or equity investments, to fund its anticipated level of operations for at least the next twelve months. As of December 31, 2023, the Company had a working deficit of $2,341,440 and cash balance of $49,224. The Company estimates that it needs approximately $3,200,000 to cover overhead costs and has capital expenditure requirements of up to $3,125,000, based on the current pipeline of customer activity. The Company believes that the Company will continue to incur losses for the immediate future. The Company expects to finance future cash needs from the results of operations and additional financing until the Company can achieve profitability and positive cash flows from operating activities from, for example, our recently signed equipment purchase and revenue sharing agreement. Since the operating expenses of the unit are required to be covered by licensee and not the Company, the royalty payment would be free cash flow which could be used to cover operating expenses. However, there can be no assurance that the Company will receive sufficient operating cash flow from this agreement or that we will be able to attract the necessary financing.

The continuation of our company as a going concern is dependent upon the continued financial support from our shareholders, the ability of our company to obtain necessary equity or debt financing to continue operations, and ultimately the attainment of profitable operations. For the twelve months ended December 31, 2023, our company used $3,804,980 of cash for operating activities, incurred a net loss of $12,955,728 and has an accumulated deficit of $51,967,256 since inception.

Our financial statements for the year ended December 31, 2023 have been prepared on a going concern basis and do not include any adjustments that might result from the outcome of this uncertainty.

CRYOMASS TECHNOLOGIES INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements have been prepared in accordance with Generally Accepted Accounting Principles (“GAAP”). The condensed consolidated financial statements include the accounts of the Cryomass Technologies Inc., Cryomass LLC, Cryomass California LLC, and 1304740 B.C. Unlimited Liability Company dba Cryomass Canada. All significant intercompany balances and transactions have been eliminated in consolidation. The Company operates as one segment from its corporate headquarters in Colorado.

Use of Estimates

The preparation of the Company’s consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of expenses during the reporting period. Significant estimates and assumptions reflected in these consolidated financial statements include, but are not limited to, determining the fair value of the assets acquired and liabilities assumed in acquisition, determining the useful lives and potential impairment of long-lived assets and potential impairment of goodwill. The Company bases its estimates on historical experience, known trends and other market-specific or other relevant factors that it believes to be reasonable under the circumstances. On an ongoing basis, management evaluates its estimates when there are changes in circumstances, facts and experience. Changes in estimates are recorded in the period in which they become known. Actual results could differ from those estimates.

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

CRYOMASS TECHNOLOGIES INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

CRYOMASS TECHNOLOGIES INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Other Income (Expenses)

Other income (Expenses) consisted of interest expense, net gain (loss) on foreign exchange and loss on extinguishment of debt.

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

Intangible assets with finite lives are recorded at their estimated fair value at the date of acquisition and are amortized over their estimated useful lives using the straight-line method. Amortization of assets ceases upon designation as held for sale. The estimated useful lives of intangible assets are detailed in the table below:

Estimated Useful Life
Patent	120 Months
In-process research and development	104 Months
Internal-use software	26 Months

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

Due to delays in implementing the Company’s business model of its cryogenic process, management fully impaired goodwill during the year ended December 31, 2023.

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

Due to delays in implementing the Company’s business model of its cryogenic process, management fully impaired all related identifiable intangible assets including patents and in-process research and development during the year ended December 31, 2023. Internal-use software was not impaired as of December 31, 2023.

Leases

We account for our leases under ASC 842, Leases. Under this guidance, arrangements meeting the definition of a lease are classified as operating or financing leases, and are recorded on the consolidated balance sheet as both a right-of-use asset and lease liability, calculated by discounting fixed lease payments over the lease term at the rate implicit in the lease or our incremental borrowing rate. Lease liabilities are increased by interest and reduced by payments each period, and the right of use asset is amortized over the lease term. For finance leases, interest on the lease liability and the amortization of the right of use asset results in front-loaded expense over the lease term. Variable lease expenses are recorded when incurred.

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

The carrying values reported in the consolidated balance sheets for cash, accounts receivable, prepaid expenses, accounts payable, and notes payable approximate fair values because of the immediate or short-term maturities of these financial instruments.

Between April and November 2023, the Company issued warrants in conjunction with promissory notes (the “Promissory Notes”) and common stock subscription agreements (the “Common Stock Subscription Agreements”) to investors as part of a capital raising effort The Company has determined that the Warrants are classified as equity and are initially measured at fair value. The fair value of the Warrants was determined utilizing a Binomial model considering all relevant assumptions at the dates of issuance. As the fair value of the Promissory Notes at the issuance date is less than the cash proceeds received, a debt discount on the Promissory Notes was also recorded. The debt discount will be amortized over the lives of the Promissory Notes using the effective interest method.

On September 15, 2022, the Company entered into a $2,000,000 Loan Agreement and Unsecured Promissory Note with CRYM Co-Invest (“CRYM Co-Invest”), which accrued interest at 12% per annum, payable quarterly. On December 31, 2023, the parties amended and restated the agreement includes an additional loan amount of $135,000, disbursed on December 22, 2023. The total principal is $2,289,590, which includes principal in-kind interest and accrues regular interest at an amended rate of 15% annually. The Company is obligated to repay the principal and all remaining accrued interest in full by April 1, 2025. A discounted cash flow analysis was used to determine the fair value of the debt. The Company also issued four tranches of common stock purchase warrants to CRYM Co-Invest that are exercisable up until February 8, 2029 and include a cashless exercise option. The total number of warrant shares issued was 20,000,000 (each tranche for 5,000,000 shares, exercisable at $0.25, $0.50, $0.75 and $1.00, per share, respectively). The fair value of the Warrants was determined utilizing a Binomial model considering all relevant assumptions at the dates of issuance. The Company also included a sale and purchase commitment option feature where CRYM Co-Invest has agreed to direct its affiliates to purchase up to five (5) units of the Company’s equipment for $1,200,000 each. Along with the sale and purchase commitment option, if the Company identifies a suitable lessee to rent the equipment from the affiliate and enter into an equipment rental agreement, then CRYM Co-Invest and the Company will each receive 50% of a monthly processing fee for the term of the equipment rental. Lastly, the amended agreement also includes a net revenue sharing commitment feature that begins after the first equipment purchase by the lender’s affiliate, whereby the Company will remit 10% of the Company’s quarterly net revenue that is generated through non-affiliated rental and non-affiliated sales income. With respect to the measurement of the contingent liability for future net revenue royalty payments, management has measured this based on the best estimate of the expected future liability, present valued to the date of initial recognition of this liability, being December 31, 2023.

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

Recent Accounting Pronouncements

None.

4. REVENUE

During the twelve months ended December 31, 2023, the Company recognized a deferred revenue balance of $100,000 on receipt of the upfront fee, on September 25, 2023, associated with the delivery of one complete unit of processing equipment and patent license to RubberRock Inc, as defined in the territory license fee section of our licensing agreement. This amount will be amortized straight-line over the 5-year contract term. As such, the Company recognized $5,000 of revenue in Q4 2023. As of December 31, 2023, $100,000 of the territory license fee was paid and $95,000 remained in deferred revenue.

The Company additionally recognized $8,552 of royalty revenue from its contract with RubberRock Inc.

5. PROPERTY AND EQUIPMENT, NET

Property and equipment, net, of $723,072 and $525,855 as of December 31, 2023 and 2022, respectively, consisted entirely of machinery and equipment.

	December 31, 2023	December 31, 2022
Machinery and equipment	$777,833	$531,255
Less: Accumulated depreciation	(54,761)	(5,400)
	$723,072	$525,855

Depreciation expense for the years ended December 31, 2023 and 2022 was $49,360 and $5,400, respectively.

6. GOODWILL AND INTANGIBLE ASSETS

The carrying value of goodwill was $0 and $1,190,000, as of December 31, 2023 and December 31, 2022, respectively. We fully impaired goodwill due to delays in implementing our business model, resulting in a $1,190,000 impairment charge for the year ended December 31, 2023. No additional goodwill has been recognized.

The following tables summarize information relating to the Company’s identifiable intangible assets as of December 31, 2023 and December 31, 2022, respectively.

	December 31, 2023
	Estimated	Gross	Accumulated		Carrying
	Useful Life	Amount	Amortization	Impairment	Value
Amortized
Patent	120 months	$873,263	$(174,653)	$(698,610)	$-
Internal-use software	26 months	148,219	(51,307)	-	96,912
In-process research and development	104 months	3,209,000	(254,567)	(2,954,433)	-
Total identifiable intangible assets		$4,230,482	$(480,527)	$(3,653,043)	$96,912

CRYOMASS TECHNOLOGIES INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2022
	Estimated Useful Life	Gross Amount	Accumulated Amortization	Carrying Value
Amortized
Patent	120 months	873,263	(130,989)	742,274
Indefinite-lived
In-process research and development	104 months	3,209,000	(69,675)	3,139,325
Internal-use software		98,983	-	98,983
Total identifiable intangible assets		$4,181,246	$(200,664)	$3,980,582

Amortization expense was $279,863 and $157,001 for the years ended December 31, 2023 and 2022, respectively.

The remaining estimated amortization expense by year is as follows:

Years ending December 31,	Amount
2024	$68,412
2025	28,500
$96,912

7. DEFERRED REVENUE – RELATED PARTY

On August 18, 2023, we signed a license agreement with California-based RubberRock Inc and its affiliates (“RubberRock” or the “Licensee”). Under the agreement, RubberRock obtained from us a license to use and rent one unit of our equipment under certain rights for the use of the licensed patent solely in connection with the equipment and solely in California. We retain title to and have access to the equipment at all times. The duration of the agreement is five years from August 18, 2023. We subsequently amended the agreement on January 9, 2024 and on February 28, 2024.

Under the terms of the amended agreement, which are further detailed below, RubberRock agreed to license the patented process and deploy a Unit in exchange for a territory license fee (the “Territory License Fee”) of $100,000 payable in one or more payments as determined by the Company. The Equipment was delivered to the agreed upon RubberRock location on September 13, 2023 and RubberRock paid $100,000 of the total Territory License Fee on September 25, 2023.

In addition to the Territory License Fee, RubberRock will pay the Company monthly royalties.

Subsequent to the commencement of the RubberRock agreement, our Chief Executive Officer, Christian Noel, joined the board of directors of RubberRock at the end of September 2023, which created a related party disclosure requirement. In January 2024, Christian Noel left the board of directors of RubberRock.

During the twelve months ended December 31, 2023, we determined that the $100,000 of territory license fees we received did not meet the criteria for revenue recognition and therefore was recorded as deferred revenue as of September 30, 2023. As this amount is recognized as revenue over the five-year life of the contract, we recognized $5,000 of revenue in the fourth quarter of 2023.

CRYOMASS TECHNOLOGIES INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

8. NOTES PAYABLE

Between April and November 2023, the Company issued Promissory Notes to investors as part of a capital raising effort. The Promissory Notes issued have a total principal amount of $1,240,755, or $1,255,206 net of foreign currency adjustments, and bear interest of 12%. Of the $1,240,755 received in Promissory Notes with warrants, $175,000 of the proceeds are from related parties (net of initial debt discount of $54,128), which is further detailed in Note 9. The Promissory Notes have maturities between 24 and 32 months after issuance, at which point repayment is due in full. In conjunction with the Promissory Notes, the Company also issued Warrants to purchase common shares of the Company (the “Common Shares”) to the same investors. The Company issued 3,381,300 warrants with an exercise price of $0.25 and 2,032,500 with an exercise price of $0.09. The Warrants are exercisable for four years from the issuance date. The Company has determined that the Warrants are classified as equity and are initially measured at fair value. The fair value of the Warrants was determined utilizing a Binomial model considering all relevant assumptions at the dates of issuance, including the Company stock price ($0.13 for April subscription agreements, one of which is for Simon Langelier, $0.09 for May subscription agreements, $0.12 for June subscription agreement, $0.14 for July subscription agreement, $0.09 for October subscription agreement, $0.08 for November subscription agreement), term (4 years), historical volatility (152-154%), and risk-free rate (3.8% for April subscription agreements, 3.6% and 3.7% for May subscription agreements for Mario Gobbo and a private investor, respectively, 4.0% for June subscription agreement for Health Diplomats Pte Ltd, 4.2% for July subscription agreement, 5.0% for October subscription agreement, 4.6% for November subscription agreement). The grant date fair value of the Warrants was $351,054. The fair value of the Promissory Notes was $889,701. As the fair value of the Promissory Notes at the issuance date is less than the cash proceeds received, a debt discount on the Promissory Notes of $351,054 was also recorded. As of December 31, 2023, the carrying value of the Promissory Notes was $967,286, net of discount, of which $834,881 relates to non-related parties, and the interest accrued was $67,566.

The table below discloses the aggregate amount of long-term borrowings not from related parties maturing in each of the following years:

Years ending December 31,	Amount
2024	$250,000
2025	830,205
2026	-
2027	-
2028	-
Total gross principal	1,080,205
(Less: debt discount, net of amortization)	(245,324)
Carrying value as of December 31, 2023	$834,881

CRYOMASS TECHNOLOGIES INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

9. RELATED PARTY TRANSACTIONS

On September 15, 2022, the Company entered into a loan agreement of $2,000,000 with CRYM Co-Invest LP, of which Alexander Massa, a 23.1% beneficial owner of the Company, has investment control. On December 31, 2023, the parties amended and restated the agreement includes an additional loan amount of $135,000, disbursed on December 22, 2023. The total principal is $2,289,590, which includes principal in-kind interest and accrues regular interest at an amended rate of 15% annually. The Company is obligated to repay the principal and all remaining accrued interest in full by April 1, 2025. A discounted cash flow analysis was used to determine the fair value of the debt. The Company also issued four tranches of common stock purchase warrants to CRYM Co-Invest that are exercisable up until February 8, 2029 and include a cashless exercise option. The total number of warrant shares issued was 20,000,000 (each tranche for 5,000,000 shares, exercisable at $0.25, $0.50, $0.75 and $1.00, per share, respectively). The fair value of the Warrants was determined utilizing a Binomial model considering all relevant assumptions at the dates of issuance, including the Company stock price ($0.04), term (5 years), rounded annual volatility (150%), and risk-free rate (3.84%). The Company also included a sale and purchase commitment option feature where CRYM Co-Invest has agreed to direct its affiliates to purchase up to five (5) units of the Company’s equipment for $1,200,000 each. Along with the sale and purchase commitment option, if the Company identifies a suitable lessee to rent the equipment from the affiliate and enter into an equipment rental agreement, then CRYM Co-Invest and the Company will each receive 50% of a monthly processing fee for the term of the equipment rental. Lastly, the amended agreement also includes a net revenue sharing commitment feature that begins after the first equipment purchase by the lender’s affiliate, whereby the Company will remit 10% of the Company’s quarterly net revenue that is generated through non-affiliated rental and non-affiliated sales income. With respect to the measurement of the contingent liability for future net revenue royalty payments, management has measured this based on the best estimate of the expected future liability, present valued to the date of initial recognition of this liability, being December 31, 2023.

The Company received $100,000, $50,000, and $25,000 from Simon Langelier, Health Diplomats Pte Ltd, and Mario Gobbo, respectively. Mr. Langelier and Mr. Gobbo are directors of the Company. Dr. Delon Human is also a director of the Company and is the President of Health Diplomats Pte Ltd. The notes mature on April 17, 2025, June 5, 2025 and May 2, 2025, respectively, and accrue interest at 12% per annum. In conjunction with the loans, the respective parties were issued warrants to purchase 454,500, 227,250, and 113,625 shares of common stock with an exercise price of $0.25 per share. The warrants expire on April 17, 2027, June 5, 2027 and May 2, 2027, respectively.

The table below discloses the aggregate amount of long-term borrowings from related parties maturing in each of the following years:

Years ending December 31,	Amount
2024	$-
2025	2,464,590
2026	-
2027	-
2028	-
Total gross principal	2,464,590
Debt premium	48,410
(Less: debt discount, net of amortization)	(42,595)
Carrying value as of December 31, 2023	$2,470,405

CRYOMASS TECHNOLOGIES INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

10. SHAREHOLDERS’ EQUITY (DEFICIT)

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

From July to September 2022, the Company issued 416,667 shares of common stock in exchange for services, of which 229,167 related to prior period services, for a total net dollar value of $80,208, 1,000,000 shares from the sale of common stock for a total dollar value of $214,134, and 150,000 shares related to vesting of employee RSU grants for a total dollar value of $31,500. Additionally, 92,127 shares with a total dollar value of $23,409 were cancelled. These shares were initially issued for interest consideration on a note payable, but were subsequently cancelled when the Company decided to pay cash for the interest instead.

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

From October to December 2023, the Company issued no shares of common stock.

CRYOMASS TECHNOLOGIES INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

A summary of the Company’s RSU award activity for the years ended December 31, 2023 and 2022, respectively, is as follows:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2022	1,453,857	$0.30
Granted	3,516,160	0.16
Vested	(2,784,807)	0.20
Forfeited	-	-
Outstanding at December 31, 2023	2,185,210	$0.20

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2021	2,200,000	$0.45
Granted	2,189,386	0.29
Vested	(2,885,529)	0.40
Forfeited	(50,000)	0.17
Outstanding at December 31, 2022	1,453,857	$0.30

The total fair value of RSUs vested during the year ending December 31, 2023 was $351,375. As of December 31, 2023, there was $106,183 of unrecognized stock-based compensation cost related to non-vested RSUs, which is expected to be recognized over the remaining vesting period.

Stock-based compensation expense relating to RSUs was $364,441 for the year ending December 31, 2023. Expenses for stock-based compensation are included on the accompanying consolidated statements of operations in general and administrative expense.

CRYOMASS TECHNOLOGIES INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Stock Option Awards

A summary of the Company’s stock option activity for the years ended December 31, 2023 and 2022, respectively, is as follows:

	Stock Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2022	8,500,000	$0.18	8.5	$1,579,108
Granted	3,113,214	0.15	-	382,909
Forfeited	-	-	-	-
Exercised	(100,000)	0.16	-	-
Outstanding at December 31, 2023	11,513,214	$0.17	7.3	$1,962,017

	Stock Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2021	8,500,000	$0.18	9.2	$1,579,108
Granted	-	-	-	-
Forfeited	-	-	-	-
Outstanding at December 31, 2022	8,500,000	$0.18	9.0	$1,579,108

Warrants

A summary of the Company’s warrant activity for the years ended December 31, 2023 and 2022, respectively, is as follows:

	Warrant Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Fair Value
Outstanding at December 31, 2022	73,950,000	$0.40	1.0	$1,867,754
Granted	29,162,689	0.49	-	949,670
Exercised	-	-	-	-
Expired	(51,450,000)	0.40	-	-
Outstanding at December 31, 2023	51,662,689	$0.45	2.9	$2,817,424

	Warrant Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Fair Value
Outstanding at December 31, 2021	80,975,898	$0.39	1.9	$1,867,754
Granted	-	-	-	-
Exercised	(220,500)	0.30	0.3	-
Expired	(6,805,398)	0.28	-	-
Outstanding at December 31, 2022	73,950,000	$0.40	1.0	$1,867,754

CRYOMASS TECHNOLOGIES INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

During the year ended December 31, 2023, the Company issued warrants with the option to purchase 3,381,300 common shares at an exercise price of $0.25 per share and 2,032,500 common shares at an exercise price of $0.09 per share through the Promissory Notes as well as 3,748,889 common shares at an exercise price of $0.18 per shares through the Common Stock Subscription agreements.

The Company also issued four tranches of common stock purchase warrants to CRYM Co-Invest as part of an amended loan agreement that are exercisable up until February 8, 2029 and include a cashless exercise option. The total number of warrant shares issued was 20,000,000 (each tranche for 5,000,000 shares, respectively). The exercise prices of each tranche are $0.25, $0.50, $0.75, and $1.00, respectively.

The fair value of these warrants was $811,533, which was recorded to additional paid in capital during the year ended December 31, 2023.

11. INCOME TAXES

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

The provision (benefit) for income taxes for the years ended December 31, 2023 and 2022 consists of:

	2023	2022
Current (benefit) provision
Federal	$-	$-
State	-	-
Total Current	-	-

Deferred (benefit) provision
Federal	$22,267	$(6,262)
State	(479)	(15,526)
Total Deferred	$21,788	$(21,788)

Total Provision	$21,788	$(21,788)

CRYOMASS TECHNOLOGIES INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The statutory federal income tax rate (21 percent) for the years ended December 31, 2023 and 2022 is reconciled to the effective income tax rate as follows:

	2023		2022
	Tax	Percentage	Tax	Percentage
Income Taxes At Statutory Federal Income Tax Rate	$(2,716,127)	21.00%	$(2,193,341)	21.00%
State Taxes, Net Of Federal Income Tax Benefit	(479)	(0.00)	(15,527)	0.15
Return to Provision Adjustment - Permanent Items	(21,847)	0.17	(433,010)	4.15
Prior Year True-Up	163,579	(1.26)	-	-
Deferred Only Adjustment	-	0.00	(360,713)	3.45
Change in Valuation Allowance	2,584,136	(19.98)	2,984,005	(28.57)
Perms	12,526	(0.10)	(3,203)	0.03
Effective tax	$21,788	(0.17)%	$(21,788)	0.21%

Deferred tax assets and liabilities by type at December 31, 2023 and 2022 are as follows:

Deferred Tax Assets (Liabilities):	2023	2022
Stock Compensation - RSU	$277,595	$122,132
Stock Compensation - Options	420,658	256,288
Accrued Salary & Payroll Taxes	203,494	-
Accrued Board Fees	57,113	-
Accrued Expenses	38,048	-
Depreciation	(151,246)	(73,637)
Section 174	203,337	-
Internal Use Software	7,621	-
Patent	209,324	10,687
In-Process Research & Development	865,370	(28,129)
Goodwill - CryoCann	298,593	(16,862)
Book vs. Tax Difference on Debt Issuance Cost and Modifications	486,584	-
General Business Tax Credit Carryforward	21,847	-
NOL - Federal Pre-2018	-	43,367
NOL - Federal Post-2017	5,930,410	5,233,548
NOL - State	1,181,241	1,086,609
Deferred Tax Assets (Liabilities)	$10,049,989	$6,690,261

Valuation Allowance	(10,049,989)	(6,693,634)

Net Deferred Tax Assets (Liabilities)	$-	$(3,373)

As of December 31, 2023 and 2022, the Company had federal net operating loss carryforwards of approximately $28,240,046 and $25,128,168. As result of the 2017 Tax Cuts and Jobs Act (“TCJA”) and the 2020 Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), any federal net operating losses generated in years beginning after December 31, 2017 can be carried forward indefinitely to offset taxable income in future periods. The amount of federal net operating losses with an indefinite carryforward totaled $28,240,046 as of December 31, 2023. State net operating losses were approximately $29,246,910 and $31,260,334 at December 31, 2023 and 2022, respectively. State net operating losses will begin to expire in 2039. The deferred tax assets before valuation allowance for the net operating losses were $7,111,651 and $6,363,524 as of December 31, 2023 and 2022. Certain net operating loss carryforward are subject to an annual limitation as a result of previous changes in ownership as defined under Internal Revenue Code Section 382. These net operating losses have been fully reserved.

CRYOMASS TECHNOLOGIES INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Management assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing deferred tax assets. On the basis of this evaluation, as of December 31, 2023, the Company has recorded a full valuation allowance against its net deferred tax asset position. The valuation allowance is estimated to be approximately $10,049,989 and $6,693,634 for the years ended December 31, 2023 and 2022, respectively. However, because deferred tax liabilities related to indefinite lived intangibles cannot be used as a source of income to recognize deferred tax assets with definite lives, the recorded valuation allowance exceeded the net deferred assets resulting in an overall net deferred tax liability, as reflected in the table above for December 31, 2022. The Goodwill has been fully impaired in 2023 as a result no overall net deferred tax liability exists as of December 31, 2023.

The Company has adopted the provisions of ASC 740 which prescribe the procedures for recognition and measurement of tax positions taken or expected to be taken in income tax returns. As of December 31, 2023, the Company does not have an accrual relating to uncertain tax positions. It is not anticipated that unrecognized tax benefits would significantly increase or decrease within 12 months of the reporting date.

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

On December 31, 2023, the Company entered into a net revenue sharing agreement with CRYM Co-Invest in which the Company is obligated to pay royalties equal to 10% of its net revenues. Management determined its best estimate of future expected liability as of December 31, 2023 and recognized a $1,185,000 contingent royalty liability included in long-term liabilities on its balance sheet.

13. SUBSEQUENT EVENTS

On January 9, 2024 and again on February 28, 2024, we amended a license agreement with RubberRock Inc that was originally executed on August 18, 2023. The amendments adjusted the royalty percentage and calculation, as well as the territory license fee to be collected.

Effective February 26, 2024, the Employment Agreements of CEO Christian Noel, CFO Philip Blair Mullin and General Counsel Patricia Kovacevic were amended to reduce Base Salary of each person to $315,000, $250,000 and 250,000 respectively.

On February 29, 2024, Cryomass entered into an Equipment Purchase And Sale Agreement wherein CRYM Co-Invest Unit #1 LLP (“CRYM1”), a special purpose vehicle created for the purpose, agreed to purchase one CryoSift Separator Unit for C$1.62 million. In turn, CRYM1 entered into a lease agreement with Vmax Canna Solutions Inc of Ontario, Canada to lease the CryoSift Separator for three years with two one-year options. To date, no funds have been received from CRYM1.

On April 23, 2024, a holder of a $250,000 promissory note agreed to cancel the note and accrued interest in exchange for 7,647,494 common shares and 7,647,494 warrants exercisable at $0.07 per share for four years.

On May 9, 2024, Cryomass entered into an Equipment Purchase And Sale Agreement wherein CRYM Co-Invest Unit #2 LLP (“CRYM2”), a special purpose vehicle created for the purpose, agreed to purchase one CryoSift Separator Unit for $1.2 million. In turn, CRYM2 entered into a lease agreement with a wholly-owned US subsidiary of Leef Brands Inc of Vancouver, Canada to lease the CryoSift Separator for three years with one three-year options to renew. To date, a substantial portion of the proceeds of the sale have been received from CRYM2.

On June 11, 2024, the Company entered into equity subscription agreements with two private investors for $500,000. Per terms of the agreement, upon receipt of proceeds, the Company will issue 8,000,000 shares of common stock, 12,500,000 common stock purchase warrants at an exercise price of $0.06, and 4,500,000 common stock purchase warrants at an exercise price of $0.0001 per share.