Form 10-Q
period 2024-03-31
Cryomass Technologies, Inc.
filed 2024-06-28
CIK 1533030

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

As of June 26, 2024 the registrant had 234,634,877 shares of its common stock, par value $0.001 per share, outstanding.

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

Any forward-looking statements in this Quarterly Report on Form 10-Q reflect our current views with respect to future events or to our future financial performance. A more detailed description of risk factors that may affect our operating results can be found in Part II, Item 1A, “Risk Factors” in this Quarterly Report on Form 10-Q and Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 filed with the SEC on June 13, 2024, and our other filings with the SEC. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future.

i

CRYOMASS TECHNOLOGIES INC.

CONSOLIDATED BALANCE SHEETS

	March 31, 2024 (unaudited)	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$23,922	$49,224
Accounts receivable, net	8,852	8,552
Prepaid expenses	75,304	94,746
Total current assets	108,078	152,522

Property and equipment, net	709,996	723,072
Intangible assets, net	79,810	96,912
Total assets	$897,884	$972,506

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Accounts payable and accrued expenses	$2,871,563	$2,236,462
Deferred revenue, current	321,250	20,000
Notes payable, current, net of discount	245,600	237,500
Total current liabilities	3,438,413	2,493,962
Deferred revenue, long term	70,000	75,000
Notes payable, net of discount	608,315	597,381
Notes payable, net of discount – related party	2,553,084	2,470,405
Contingent royalty liability	2,546,000	1,185,000
Total liabilities	9,215,812	6,821,748

Commitments and contingencies (Note 12)

Shareholders’ equity (deficit):
Preferred stock, $0.001 par value, 100,000 shares authorized, no shares issued and outstanding respectively	-	-
Common stock, $0.001 par value, 500,000,000 shares authorized, 211,037,383 and 202,651,205 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	211,038	210,033
Additional paid-in capital	45,992,759	45,907,981
Accumulated deficit	(54,521,725)	(51,967,256)
Total shareholders’ equity (deficit)	(8,317,928)	(5,849,242)
Total liabilities and shareholders’ equity (deficit)	$897,884	$972,506

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CRYOMASS TECHNOLOGIES INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended March 31,
	2024	2023
Revenues	$5,300	-
Cost of goods sold	-	-
Gross profit	5,300	-

Operating expenses:
Personnel costs	644,003	768,266
General and administrative	265,588	339,895
Legal and professional fees	117,003	298,742
Depreciation and amortization expense	30,179	124,529
Research and development	-	123
Total operating expenses	1,056,773	1,531,555
Loss from operations	(1,051,473)	(1,531,555)

Other income (expenses):
Interest expense, net	(158,634)	(53,661)
Gain / (loss) on foreign exchange	16,638	(13,310)
Loss on contingent royalty liability	(1,361,000)	-
Total other expenses	(1,502,996)	(66,971)
Net loss before taxes	(2,554,469)	(1,598,526)
Income taxes	-	-
Net loss	(2,554,469)	(1,598,526)

Net loss per common share:
Loss per common share – basic and diluted	$(0.01)	$(0.01)

Weighted average common shares outstanding—basic and diluted	203,523,079	204,021,504

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CRYOMASS TECHNOLOGIES INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

(UNAUDITED)

	Common Stock		Additional Paid-In	Common Stock to	Accumulated	Total Shareholders’ Equity
	Shares	Amount	Capital	Be Issued	Deficit	(Deficit)
Balance at December 31, 2022	202,651,205	$202,652	$43,163,579	$219,765	$(39,011,528)	$4,574,468
Common stock issued for prior period services	62,500	62	21,813	(21,875)	-	-
Common stock issued for current period services	187,500	188	65,438	-	-	65,626
Common stock issued for vested RSUs for prior period services	1,100,000	1,100	196,790	(197,890)	-	-
Common stock issued for vested RSUs for current period services	777,932	778	49,222	-	-	50,000
Stock-based compensation for vested RSUs for current period services	-	-	62,972	-	-	62,972
Net loss	-	-	-	-	(1,598,526)	(1,598,526)
Balance at March 31, 2023	204,779,137	$204,780	$43,559,814	$-	$(40,610,054)	$3,154,540

Balance at December 31, 2023	210,032,401	$210,033	$45,907,981	$-	$(51,967,256)	$(5,849,242)
Common stock issued for vested RSUs for prior period services	1,004,982	1,005	(1,005)	-	-	-
Stock options issued for current period services	-	-	57,557	-	-	57,557
Stock-based compensation for vested RSUs for current period services	-	-	28,226	-	-	28,226
Net loss	-	-	-	-	(2,554,469)	(2,554,469)
Balance at March 31, 2024	211,037,383	$211,038	$45,992,759	$-	$(54,521,725)	$(8,317,928)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CRYOMASS TECHNOLOGIES INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended March 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,554,469)	$(1,598,526)
Adjustments to reconcile net loss to net cash used in operating activities from continuing operations:
Amortization of debt discount (premium)	33,785	-
Depreciation and amortization expense	30,179	124,529
Loss (gain) on foreign exchange related to notes payable	(17,933)	-
Loss on contingent royalty liability	1,361,000	-
Principal in-kind interest accrued	85,860	-
Common stock issued for vested RSUs for prior period services	-	50,000
Stock-based compensation for vested RSUs for current period services	28,226	62,972
Stock options issued for current period services	57,557	-
Common stock issued for current period services	-	65,626
Change in operating assets and liabilities:
Accounts receivable, net	(300)	-
Prepaid expenses	19,442	35,877
Accounts payable and accrued expenses	635,101	(78,821)
Deferred revenue	296,250	-
Net cash used in operating activities	(25,302)	(1,338,343)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of intangible assets	-	(13,736)
Net cash used in investing activities	-	(13,736)
CASH FLOWS FROM FINANCING ACTIVITIES:
None	-	-
Net cash used in financing activities	-	-
Net increase (decrease) in cash and cash equivalents	(25,302)	(1,352,079)
Cash and cash equivalents at beginning of period	49,224	2,016,057
Cash and cash equivalents at end of period	$23,922	$663,978
Supplemental disclosure of non-cash investing activities:
Purchase of property and equipment on credit	$-	(221,577)

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

2. Going Concern Uncertainty, Financial Conditions and Management’s Plans

The Company believes that there is substantial doubt about the Company’s ability to continue as a going concern. The Company believes that its available cash balance as of the date of this filing will not be sufficient to fund its anticipated level of operations for at least the next twelve months. The Company believes that, at the present time, its ability to continue operations depends on cash expected to be available from planned equipment sales and royalty payments in connection with future revenue generation, or possibly from debt or equity investments, to fund its anticipated level of operations for at least the next twelve months. As of March 31, 2024, the Company had a working deficit of $3,330,335 and cash balance of $23,922. The Company estimates that it needs approximately $3,200,000 to cover overhead costs and has capital expenditure requirements of up to $3,125,000, based on the current pipeline of customer activity. The Company believes that the Company will continue to incur losses for the immediate future. The Company expects to finance future cash needs from the results of operations and additional financing until the Company can achieve profitability and positive cash flows from operating activities from, for example, our recently signed equipment purchase and revenue sharing agreements. Since the operating expenses of the unit are required to be covered by licensee and not the Company, the royalty payment would be free cash flow which could be used to cover operating expenses. However, there can be no assurance that the Company will receive sufficient operating cash flow from this agreement or that we will be able to attract the necessary financing.

The continuation of our Company as a going concern is dependent upon the continued financial support from our shareholders, the ability of our Company to obtain necessary equity, debt or other financing to continue operations, and ultimately the attainment of profitable operations. For the three months ended March 31, 2024, our Company used $25,302 of cash for operating activities, incurred a net loss of $2,554,469 and has an accumulated deficit of $54,521,725 since inception.

Our financial statements for the three months ended March 31, 2024 have been prepared on a going concern basis and do not include any adjustments that might result from the outcome of this uncertainty.

3. Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying condensedconsolidated financial statements have been prepared in accordance with Generally Accepted Accounting Principles. Thecondensed consolidated financial statements include the accounts of the Cryomass Technologies Inc., Cryomass LLC, Cryomass California LLC, and 1304740 B.C. Unlimited Liability Company dba Cryomass Canada. All significant intercompany balances and transactions have been eliminated in consolidation. The Company operates as one segment from its corporate headquarters in Colorado.

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

Due to delays in implementing the Company’s business model of its cryogenic process, management fully impaired goodwill during 2023.

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

Due to delays in implementing the Company’s business model of its cryogenic process, management fully impaired all related identifiable intangible assets including a patent and in-process research & development in 2023. Internal use software was not impaired as of March 31, 2024.

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

On September 15, 2022, the Company entered into a $2,000,000 Loan Agreement and Unsecured Promissory Note with CRYM Co-Invest (“CRYM Co-Invest”), which accrued interest at 12% per annum, payable quarterly. On December 31, 2023, the parties amended and restated the agreement includes an additional loan amount of $135,000, disbursed on December 22, 2023. The total principal is $2,289,590, which includes principal in-kind interest and accrues regular interest at an amended rate of 15% annually. The Company is obligated to repay the principal and all remaining accrued interest in full by April 1, 2025. A discounted cash flow analysis was used to determine the fair value of the debt. As an inducement, the Company also issued four tranches of common stock purchase warrants to CRYM Co-Invest that are exercisable up until February 8, 2029 and include a cashless exercise option. The total number of warrant shares issued was 20,000,000 (each tranche for 5,000,000 shares, exercisable at $0.25, $0.50, $0.75 and $1.00, per share, respectively). The fair value of the Warrants was determined utilizing a Binomial model considering all relevant assumptions at the dates of issuance. The Company also included a sale and purchase commitment option feature where CRYM Co-Invest has agreed to direct its affiliates to purchase up to five (5) units of the Company’s equipment for $1,200,000 each. Along with the sale and purchase commitment option, if the Company identifies a suitable lessee to rent the equipment from the affiliate and enter into an equipment rental agreement, then CRYM Co-Invest and the Company will each receive 50% of a monthly processing fee for the term of the equipment rental. Lastly, the amended agreement also includes a net revenue sharing commitment feature that begins after the first equipment purchase by the lender’s affiliate, whereby the Company will remit 10% of the Company’s quarterly net revenue that is generated through non-affiliated rental and non-affiliated sales income. With respect to the measurement of the contingent liability for future net revenue royalty payments, management has measured this based on the best estimate of the expected future liability as of March 31, 2024.

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

4. Revenue

On September 23, 2023, the Company recognized a deferred revenue balance of $100,000 on receipt of the upfront fee associated with the delivery of one complete unit of processing equipment and patent license to RubberRock Inc, as defined in the territory license fee section of our licensing agreement. This amount will be amortized straight-line over the 5-year contract term. As such, the Company recognized $5,000 of revenue in Q1 2024. As of March 31, 2024, $100,000 of the territory license fee was paid and $90,000 remained in deferred revenue.

The Company additionally recognized $300 of royalty revenue from its contract with RubberRock Inc. in Q1 2024.

5. Property and Equipment, Net

Property and equipment, net, of $709,996 and $723,072 as of March 31, 2024 and December 31, 2023, respectively, consisted entirely of machinery and equipment.

	March 31, 2024	December 31, 2023
Machinery and equipment	777,833	777,833
Less: Accumulated depreciation	(67,837)	(54,761)
	$709,996	$723,072

Depreciation expense for the three months ended March 31, 2024 and 2023, was $13,077 and 10,130, respectively.

6. Goodwill and Intangible Assets

The carrying value of goodwill was $0 as of March 31, 2024 and December 31, 2023. We fully impaired goodwill due to delays in implementing our business model, resulting in a $1,190,000 impairment charge in 2023. No additional goodwill has been recognized.

The following tables summarize information relating to the Company’s identifiable intangible assets as of March 31, 2024 and December 31, 2023:

	March 31, 2024
	Estimated	Gross	Accumulated		Carrying
	Useful Life	Amount	Amortization	Impairment	Value
Amortized
Internal-use software	26 months	148,219	(68,409)	-	79,810
Total identifiable intangible assets		$148,219	$(68,409)	$-	$79,810

	December 31, 2023
	Estimated	Gross	Accumulated		Carrying
	Useful Life	Amount	Amortization	Impairment	Value
Amortized
Patent	120 months	$873,263	$(174,653)	$(698,610)	$-
Internal-use software	26 months	148,219	(51,307)	-	96,912
In-process research and development	104 months	3,209,000	(254,567)	(2,954,433)	-
Total identifiable intangible assets		$4,230,482	$(480,527)	$(3,653,043)	$96,912

Amortization expense was $17,102 and $114,399 for the three months ended March 31, 2024 and 2023, respectively.

Years ending December 31,	Amount
2024 (remainder of year)	51,309
2025	28,501
79,810

7. Deferred Revenue

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

In addition to the Territory License Fee, RubberRock will pay Cryomass monthly royalties.

Subsequent to the commencement of the RubberRock agreement, our Chief Executive Officer, Christian Noel, joined the board of directors of RubberRock at the end of September 2023, which created a related party disclosure requirement. Mr. Noel left the board of RubberRock in January, 2024.

In the third quarter of 2023, we determined that the $100,000 of territory license fees we received did not yet meet the criteria for revenue recognition and therefore was recorded as deferred revenue. As this amount is recognized as revenue over the five-year life of the contract, we recognized $5,000 of revenue in the first quarter of 2024. As of March 31, 2024, we had total deferred revenue, current and long term of $20,000 and $70,000, respectively, related to this agreement.

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

In the first quarter of 2024, we determined that the $301,250 of payments we received did not yet meet the criteria for revenue recognition and therefore was recorded as deferred revenue. As of March 31, 2024, we had total deferred revenue, current, of $301,250, related to this agreement.

8. Notes Payable

Between April and November 2023, the Company issued Promissory Notes to investors as part of a capital raising effort. The Promissory Notes issued have a total principal amount of $1,240,755, or $1,255,206 net of foreign currency adjustments, and bear interest of 12%. Of the $1,240,755 received in Promissory Notes with warrants, $175,000 of the proceeds are from related parties (net of initial debt discount of $54,128), which is further detailed in Note 9. The Promissory Notes have maturities between 24 and 32 months after issuance, at which point repayment is due in full. In conjunction with the Promissory Notes, the Company also issued Warrants to purchase common shares of the Company (the “Common Shares”) to the same investors. The Company issued 3,381,300 warrants with an exercise price of $0.25 and 2,032,500 with an exercise price of $0.09. The Warrants are exercisable for four years from the issuance date. The Company has determined that the Warrants are classified as equity and are initially measured at fair value. The fair value of the Warrants was determined utilizing a Binomial model considering all relevant assumptions at the dates of issuance, including the Company stock price ($0.13 for April subscription agreements, one of which is for Simon Langelier, $0.09 for May subscription agreements, $0.12 for June subscription agreement, $0.14 for July subscription agreement, $0.09 for October subscription agreement, $0.08 for November subscription agreement), term (4 years), historical volatility (152-154%), and risk-free rate (3.8% for April subscription agreements, 3.6% and 3.7% for May subscription agreements for Mario Gobbo and a private investor, respectively, 4.0% for June subscription agreement for Health Diplomats Pte Ltd, 4.2% for July subscription agreement, 5.0% for October subscription agreement, 4.6% for November subscription agreement). The grant date fair value of the Warrants was $351,054. The fair value of the Promissory Notes was $889,701. As the fair value of the Promissory Notes at the issuance date is less than the cash proceeds received, a debt discount on the Promissory Notes of $351,054 was also recorded. As of March 31, 2024, the carrying value of the Promissory Notes was $992,822, net of discount, of which $853,916 relates to non-related parties, and the interest accrued was $112,247.

The table below discloses the aggregate amount of long-term borrowings maturing in each of the following years:

Years ending December 31,	Amount
2024	250,000
2025	812,274
2026	-
2027	-
2028	-
Total gross principal	1,062,274
(Less: debt discount, net of amortization)	(208,358)
Carrying value as of March 31, 2024	853,916

9. Related Party Transactions

On September 15, 2022, the Company entered into a loan agreement of $2,000,000 with CRYM Co-Invest LP, of which Alexander Massa, a 23.1% beneficial owner of the Company, has investment control. On December 31, 2023, the parties amended and restated the agreement includes an additional loan amount of $135,000, disbursed on December 22, 2023. The total principal is $2,289,590, which includes principal in-kind interest and accrues regular interest at an amended rate of 15% annually. The Company is obligated to repay the principal and all remaining accrued interest in full by April 1, 2025. A discounted cash flow analysis was used to determine the fair value of the debt. As an inducement, the Company also issued four tranches of common stock purchase warrants to CRYM Co-Invest that are exercisable up until February 8, 2029 and include a cashless exercise option. The total number of warrant shares issued was 20,000,000 (each tranche for 5,000,000 shares, exercisable at $0.25, $0.50, $0.75 and $1.00, per share, respectively). The fair value of the Warrants was determined utilizing a Binomial model considering all relevant assumptions at the dates of issuance, including the Company stock price ($0.04), term (5 years), rounded annual volatility (150%), and risk-free rate (3.84%). The Company also included a sale and purchase commitment option feature where CRYM Co-Invest has agreed to direct its affiliates to purchase up to five (5) units of the Company’s equipment for $1,200,000 each. Along with the sale and purchase commitment option, if the Company identifies a suitable lessee to rent the equipment from the affiliate and enter into an equipment rental agreement, then CRYM Co-Invest and the Company will each receive 50% of a monthly processing fee for the term of the equipment rental. Lastly, the amended agreement also includes a net revenue sharing commitment feature that begins after the first equipment purchase by the lender’s affiliate, whereby the Company will remit 10% of the Company’s quarterly net revenue that is generated through non-affiliated rental and non-affiliated sales income. With respect to the measurement of the contingent liability for future net revenue royalty payments, management has measured this based on the best estimate of the expected future liability as of March 31, 2024.

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

The table below discloses the aggregate amount of long-term borrowings from related parties maturing in each of the following years:

Years ending December 31,	Amount
2024	-
2025	2,550,450
2026	-
2027	-
2028	-
Total gross principal	2,550,450
Debt premium, net of amortization	38,728
(Less: debt discount, net of amortization)	(36,094)
Carrying value as of March 31, 2024	2,553,084

10. Shareholders’ Equity

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

From January to March 2024, the Company issued 1,004,982 shares of common stock for a total dollar value of $49,956 for vested RSUs for prior period services.

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

A summary of the Company’s RSU award activity for the three months ended March 31, 2024 and 2023, respectively, is as follows:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2023	2,185,210	$0.20
Granted	-	-
Vested	(1,004,982)	0.23
Forfeited	(68,500)	.13
Outstanding at March 31, 2024	1,111,728	$0.18

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2022	1,453,857	$0.30
Granted	2,760,660	0.17
Vested	(1,877,932)	0.23
Forfeited	-	-
Outstanding at March 31, 2023	2,336,585	$0.21

The total fair value of RSUs vested during the three months ending March 31, 2024 and 2023 was $233,889 and $424,640, respectively. As of March 31, 2024 and 2023, there was $77,957 and $303,663, respectively, of unrecognized stock-based compensation cost related to non-vested RSU’s, which is expected to be recognized over the remaining vesting period ending January 10, 2025.

Stock-based compensation expense relating to RSU’s was $28,226 and $112,972 for the three months ending March 31, 2024 and 2023, respectively. Expenses for stock-based compensation are included on the accompanying condensed consolidated statements of operations in general and administrative expense.

Stock Option Awards

A summary of the Company’s stock option activity for the three months ended March 31, 2024 and 2023, respectively, is as follows:

	Stock Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2023	11,513,214	$0.17	7.3	$1,962,017
Granted	8,085,081	0.05	5.4	57,557
Forfeited	-	-	-	-
Outstanding at March 31, 2024	19,598,295	$0.12	6.4	$2,019,574

	Stock Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2022	8,500,000	$0.18	8.5	$1,579,108
Granted	-	-	-	-
Forfeited	-	-	-	-
Outstanding at March 31, 2023	8,500,000	$0.18	8.0	$1,579,108

During the three months ended March 31, 2024, the Company granted options to purchase 8,085,081 shares of common stock of the Company with an exercise price of $0.05 per share. Of these shares, 5,056,800 vest immediately and expire on January 1, 2029, 2,500,000 vest on January 1, 2026 and expire on January 1, 2031, and 528,281 vest on January 1, 2025 and expire on January 1, 2030.

Warrants

A summary of the Company’s warrant activity for the three months ended March 31, 2024 and 2023, respectively, is as follows:

	Warrant Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Fair Value
Outstanding at December 31, 2023	51,662,689	$0.45	2.9	$2,817,424
Granted	-	-	-	-
Exercised	-	-	-	-
Expired	-	-	-	-
Outstanding at March 31, 2024	51,662,689	$0.45	2.7	$2,817,424

	Warrant Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Fair Value
Outstanding at December 31, 2022	73,950,000	$0.40	1.0	$1,867,754
Granted	-	-	-	-
Exercised	-	-	-	-
Expired	(15,000,000)	-	-	-
Outstanding at March 31, 2023	58,950,000	$0.40	0.9	$1,867,754

11. Income Taxes

In accordance with ASC 740-270, the Company calculates the interim tax expense based on an annual effective tax rate (“AETR”). The AETR represents the Company’s estimated effective tax rate for the year based on full year projection of tax expense, divided by the projection of full year pretax book loss, adjusted for discrete transactions occurring during the period. The annual effective tax rate for the three months ended March 31, 2024 was 0.0%,

12. Commitments & Contingencies

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

On December 31, 2023, the Company entered into a net revenue sharing agreement with CRYM Co-Invest in which the Company is obligated to pay royalties equal to 10% of its net revenues. Management determined its best estimate of future expected liability as of March 31, 2024 to be $2,546,000, which is classified as a contingent royalty liability in long-term liabilities on the Company’s balance sheet.

13. Subsequent Events

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

On June 12, 2024, an investor invested C$150,700 for 2,750,000 common shares and 2,750,000 five-year warrants exercisable at $0.06 per share.

On June 13, 2024, an investor invested C$100,010 for 1,825,000 common shares and 1,825,000 five-year warrants exercisable at $0.06 per share. That same investor also surrendered a promissory note with accrued interest totaling C$116,450 in exchange for 2,125,000 common shares and 2,125,000 five-year warrants exercisable at $0.06 per share.

On June 13, 2024, a consultant to the Company forgave $50,000 in unpaid consulting fees in exchange for 1,250,000 common shares and 1,250,000 five-year warrants exercisable at $0.06 per share.

On June 13, 2024, an investor invested $26,000 for 650,000 common shares and 650,000 five-year warrants exercisable at $0.06 per share.

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

The patented technology acquired from CryoCann (including US patent #10,864,525) harnesses liquid nitrogen to reduce biomass and then efficiently isolate, collect and preserve delicate resin glands (trichomes) containing prized compounds like cannabinoids and terpenes. Building on this technology, Cryomass has engineered its premier Trichome Separation unit (CryoSift Separator™), optimized via patented cryogenic processes to rapidly capture intact, high-value cannabis and hemp trichomes (CryoSift™). Much like sugar and flour refinements, the resulting CryoSift™ concentrate is a superior product compared to unprocessed biomass. For cultivators, reducing biomass into CryoSift™ slashes volume up to 80%, dramatically lowering storage, handling, and transportation costs. Properly stored, CryoSift™ prevents potency and terpene degradation, preserving value. For processors, the minimized input volume also enables considerable cost savings and logistics advantages. Extracting from CryoSift™ using solvents and manufacturing solventless products unlocks industrial scale yields unattainable otherwise. Cryoass anticipates its efficiencies will catalyze industry-wide shifts in cannabis and hemp post-harvest methods. Additionally, the technology shows promise for diverse trichome-rich plants.

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

Results of Operations for the Three Months Ended March 31, 2024 and 2023

Our operating results for the three months ended March 31, 2024 and 2023 are summarized as follows:

	For the Three Months Ended March 31,		Change
	2024	2023	Dollars	Percentage
Revenues	$5,300	$-	5,300	100%
Cost of goods sold	-	-	-	-
Gross profit	5,300	-	5,300	100%
Total operating expenses	1,056,773	1,531,555	(474,782)	-31%
Loss from operations	(1,051,473)	(1,531,555)	480,082	-31%
Total other expenses	(1,502,996)	(66,971)	(1,436,025)	2,144%
Net loss before taxes	(2,554,469)	(1,598,526)	(955,943)	60%
Income taxes	-	-	-	0%
Net loss	$(2,554,469)	$(1,598,526)	$(955,943)	60%

Revenues

There were $5,300 and $0 in revenues for the three months ended March 31, 2024 and 2023, respectively.

Operating Expenses

Operating expenses encompass personnel costs, research and development, general and administrative expenses, depreciation and amortization expenses, and legal and professional fees. Total operating expenses were $1,056,773 for the three months ended March 31, 2024 as compared to $1,531,555 for the three months ended March 31, 2023. The net decrease of $474,782 or 31%, is predominantly related to a decrease in personnel costs and legal and professional fees. The decrease in personnel costs is predominantly related to executive pay decreases effective at the beginning of fiscal year 2024. Legal and professional fees also decreased in the first quarter of 2024 due to larger audit fees related to the Company’s 2022 year-end audit that were incurred during Q1 2023.

Other Expense

Other expense for the three months ending March 31, 2024 consisted of a $1,361,000 loss on contingent royalty liability, $158,634 interest expense – net and $16,638 gain on foreign exchange. Other expense for the three months ending March 31, 2023 consisted of $53,661 interest expense and $13,310 loss on foreign exchange. The increase in interest expense was a result of the Company issuing promissory notes to investors throughout 2023. The gain on foreign exchange predominantly relates to a payable agreement with Cryomass LLC’s supplier as well as notes denominated in CAD.

Net Loss

For the foregoing reasons, we had a net loss of $2,554,469 for the three months ending March 31, 2024, or $0.01 net loss per common share – basic and diluted, compared to a net loss of $1,598,526 for the three months ending March 31, 2023, or $0.01 net loss per common share – basic and diluted.

Liquidity, Capital Resources and Cash Flows

The Company believes that its available cash balance as of the date of this filing will not be sufficient to fund its anticipated level of operations for at least the next twelve months. The Company believes that, at the present time, its ability to continue operations depends on cash expected to be available from lease payments and royalty payments in connection with future revenue generation, as well as possible debt, equity or other investment sources, to fund its anticipated level of operations for at least the next twelve months. As of March 31, 2024, the Company had a working deficit of $3,330,335 and cash balance of $23,922. The Company estimates that it needs approximately $3,200,000 to cover overhead costs and capital expenditure requirements ranging up to $3,125,000 based on the current pipeline of customer activity. The Company believes that the Company will continue to incur losses for the immediate future. The Company expects to finance future cash needs from the results of operations and additional financing until the Company can achieve profitability and positive cash flows from operating activities. However, there can be no assurance that the Company will receive sufficient cash flow from operations or otherwise that we will be able to attract the necessary financing.

Going Concern

The Company believes that there is substantial doubt about the Company’s ability to continue as a going concern. Our financial statements for the three months ended March 31, 2024 have been prepared on a going concern basis and do not include any adjustments that might result from the outcome of this uncertainty.

Capital Resources

The following table summarizes total current assets, liabilities and working (deficit) capital for the periods indicated:

	March 31, 2024	December 31, 2023
Current assets	$108,078	$152,522
Current liabilities	3,438,413	2,493,962
Working (deficit) capital	$(3,330,355)	$2,341,440

As of March 31, 2024 and December 31, 2023, we had a cash balance of $23,922 and $663,978, respectively.

Summary of Cash Flows

	For the Three Months Ended March 31,
	2024	2023
Net cash used in operating activities	$(25,302)	$(1,338,343)
Net cash used in investing activities	$-	$(13,736)
Net cash provided by financing activities	$-	$-

Net cash used in operating activities

Net cash used in operating activities was $25,302 during the three months ended March 31, 2024. This included a net loss of $2,554,469, partially offset by the following: a non-cash charge related to amortization of debt discount of $33,785, a non-cash charge related to depreciation and amortization expense of $30,179, a non-cash charge related to gain on foreign exchange of notes payable of $17,933, a non-cash charge related to a loss on contingent royalty liability of $1,361,000, a non-cash charge of accrued principal in-kind interest of $85,860, a non-cash charge related to stock-based compensation for vested RSUs for current period services of $28,226, a non-cash charge related to stock options issued for current period services of $57,557. This was in addition to net changes in prepaid expenses, accounts payable, accounts receivable, and accrued expenses and deferred revenue of $950,493.

Net cash used in operating activities was $1,338,343 during the three months ended March 31, 2023. This included a net loss of $1,598,526, a non-cash charge related to depreciation and amortization of $124,529, a non-cash charge related to stock-based compensation of $62,972, and a non-cash charge related to fair value of common stock issued pursuant to service and advisory agreements of $65,626. This was in addition to net changes in prepaid expenses and accounts payable and accrued expenses of $(42,944).

Net cash used in investing activities

There was no cash used in investing activities during the three months ended March 31, 2024.

Net cash used in investing activities was $13,736 during the three months ended March 31, 2023, due to the purchase of intangible assets.

Net cash provided by financing activities

There was no cash activity related to financing activities for the three months ended March 31, 2024 and 2023.

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

Item 4. Controls and Procedures

Management’s Evaluation of Disclosure Controls and Procedures

We have carried out an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), to allow timely decisions regarding required disclosures. Based upon that evaluation, our Company’s CEO and CFO concluded that our Company’s disclosure controls and procedures were not effective as of March 31, 2024.

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

Management’s Report on Internal Control Over Financial Reporting

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2024, the end of the period covered by this report and according to the criteria established in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

Based on that evaluation, management has concluded that the Company did not maintain effective internal control over financial reporting as of the quarter ended March 31, 2024 due to the existence of significant deficiency in the internal control over financial reporting described below.

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

Management remediated the above material weakness through designing processes to timely detect impairment and operating those processes as designed in an effective manner. Further, there is no longer a material risk of detecting goodwill impairment, as the total balance was written off in 2023.

Management has determined that we did not maintain effective internal controls over financial reporting as of the quarter ended March 31, 2024 due to the existence of the following significant deficiencies identified by management:

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

Management’s Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer (who is also the Company’s principal executive officer), and our chief financial officer (who is also the Company’s principal financial and accounting officer) to allow for timely decisions regarding required disclosure. Thus, in accordance with Rules 13a-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures as of March 31, 2024, which is the end of the period covered by this Form 10-Q. Based on the evaluation of these disclosure controls and procedures, and in light of the significant deficiencies found in our internal controls over financial reporting, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective. The ineffectiveness of our disclosure controls and procedures was due to significant deficiencies identified in our internal control over financial reporting.

Changes in Internal Control over Financial Reporting

We have not been able to remediate the significant deficiencies described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 and 2022. Our remediation efforts will continue to be implemented throughout our 2024 fiscal year. We believe that the controls that we will be implementing will improve the effectiveness of our internal control over financial reporting. As we continue to evaluate and work to improve our internal control over financial reporting, we may determine to take additional measures to address the significant deficiencies or determine to supplement or modify certain of the remediation measures described above.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

In addition to the other information set forth in this Report, you should carefully consider the factors discussed in Item 1A, “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 and subsequent quarterly reports on Form 10-Q, which could materially affect our business, financial condition or future results.

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

Dated: June 28, 2024

/s/ Christian Noel
Christian Noel
Chief Executive Officer and Director
(Principal Executive Officer)

Dated: June 28, 2024

/s/ Philip Mullin
Philip Mullin
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)