Form 10-Q
period 2024-06-30
Cryomass Technologies, Inc.
filed 2024-08-14
CIK 1533030

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

As of August 13, 2024 the registrant had 235,284,877 shares of its common stock, par value $0.001 per share, outstanding.

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

Factors that could cause our actual results to differ materially from those expressed or implied by forward-looking statements include, but are not limited to:

●	Trends affecting our financial condition, results of operations or future prospects, including the impact of COVID-19 or other pandemics;

●	Our business and growth strategies;

●	Our financing plans and forecasts;

●	The factors that we expect to contribute to our success and our ability to be successful in the future;

●	Our business model and strategy for realizing positive results as sales increase;

●	Competition, including our ability to respond to such competition and its expectations regarding continued competition in the market in which we compete;

●	Our ability to meet our projected operating expenditures and the costs associated with development of new projects;

●	The impact of new accounting pronouncements on our financial statements;

●	Whether our cash flows from operating activities will be sufficient to meet our operating expenditures;

●	Our market risk exposure and efforts to minimize risk;

●	Regulations, including tax law and practice, federal and state laws governing the cannabis and cannabinoid industries, and tariff legislation;

●	Our overall outlook including all statements under Management’s Discussion and Analysis of Financial Condition and Results of Operations;

●	That estimates and assumptions made in the preparation of financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) may differ from actual results; and

●	Our expectations as to future financial performance, cash and expense levels and liquidity sources.

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

i

CRYOMASS TECHNOLOGIES INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2024 (unaudited)	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$497,900	$49,224
Accounts receivable, net	6,189	8,552
Prepaid expenses	29,108	94,746
Total current assets	533,197	152,522

Property and equipment, net	696,919	723,072
Intangible assets, net	62,708	96,912
Total assets	$1,292,824	$972,506

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Accounts payable and accrued expenses	$3,329,064	$2,236,462
Deferred revenue, current	481,250	20,000
Deferred revenue, current – related party	80,000	-
Notes payable, current, net of discount	-	237,500
Notes payable, current, net of discount – related party	2,639,577	-
Total current liabilities	6,529,891	2,493,962
Deferred revenue, long term	65,000	75,000
Notes payable, net of discount	565,243	597,381
Notes payable, net of discount – related party	-	2,470,405
Contingent royalty liability	2,590,000	1,185,000
Total liabilities	9,750,134	6,821,748

Commitments and contingencies (Note 12)

Shareholders’ equity (deficit):
Preferred stock, $0.001 par value, 100,000 shares authorized, no shares issued and outstanding, respectively	-	-
Common stock, $0.001 par value, 500,000,000 shares authorized, 235,284,877 and 210,032,401 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	235,286	210,033
Additional paid-in capital	47,448,856	45,907,981
Accumulated deficit	(56,141,452)	(51,967,256)
Total shareholders’ equity (deficit)	(8,457,310)	(5,849,242)
Total liabilities and shareholders’ equity (deficit)	$1,292,824	$972,506

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CRYOMASS TECHNOLOGIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenues	$13,889	$-	$19,189	$-
Cost of goods sold	-	-	-	-
Gross profit	13,889	-	19,189	-

Operating expenses:
Personnel costs	561,600	723,455	1,205,602	1,491,720
General and administrative	254,848	446,149	520,436	786,045
Legal and professional fees	264,135	104,497	381,139	403,239
Depreciation and amortization expense	30,179	144,336	60,358	268,865
Research and development	-	13,238	-	13,361
Loss on impairment of intangible assets	-	3,653,043	-	3,653,043
Loss on impairment of goodwill	-	1,190,000	-	1,190,000
Total operating expenses	1,110,762	6,274,718	2,167,535	7,806,273
Loss from operations	(1,096,873)	(6,274,718)	(2,148,346)	(7,806,273)

Other income (expenses):
Interest expense – net	(149,787)	(82,602)	(308,421)	(136,263)
Gain / (loss) on foreign exchange	9,830	(4,486)	26,468	(17,796)
Loss on contingent royalty liability	(44,000)	-	(1,405,000)	-
Loss on extinguishment of debt	(338,897)	-	(338,897)	-
Total other expenses	(522,854)	(87,088)	(2,025,850)	(154,059)
Net loss before taxes	(1,619,727)	(6,361,806)	(4,174,196)	(7,960,332)
Income taxes	-	-	-	-
Net loss	(1,619,727)	(6,361,806)	(4,174,196)	(7,960,332)

Net loss per common share:
Loss per common share – basic and diluted	$(0.01)	$(0.03)	$(0.02)	$(0.04)

Weighted average common shares outstanding—basic and diluted	220,446,289	205,232,785	215,196,374	204,881,096

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CRYOMASS TECHNOLOGIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

(UNAUDITED)

	Common Stock		Additional Paid-In	Common Stock to	Accumulated	Total Shareholders’ Equity
	Shares	Amount	Capital	Be Issued	Deficit	(Deficit)
Balance at December 31, 2022	202,651,205	$202,652	$43,163,579	$219,765	$(39,011,528)	$4,574,468
Common stock issued for prior period services	62,500	62	21,813	(21,875)	-	-
Common stock issued for current period services	187,500	188	65,438	-	-	65,626
Common stock issued for vested RSUs for prior period services	1,100,000	1,100	196,790	(197,890)	-	-
Common stock issued for vested RSUs for current period services	777,932	778	49,222	-	-	50,000
Stock-based compensation for vested RSUs for current period services	-	-	62,972	-	-	62,972
Net loss	-	-	-	-	(1,598,526)	(1,598,526)
Balance at March 31, 2023	204,779,137	$204,780	$43,559,814	$-	$(40,610,054)	$3,154,540
Common stock issued for current period services	187,500	187	19,925	-	-	20,112
Common stock issued for vested RSUs for current period services	802,000	802	79,118	-	-	79,920
Stock-based compensation for vested RSUs for current period services	-	-	173,631	-	-	173,631
Warrants issued in conjunction with notes payable	-	-	179,026	-	-	179,026
Net loss	-	-	-	-	(6,361,806)	(6,361,806)
Balance at June 30, 2023	205,768,637	$205,769	$44,011,514	$-	$(46,971,860)	$(2,754,577)

Balance at December 31, 2023	210,032,401	$210,033	$45,907,981	$-	$(51,967,256)	$(5,849,242)
Common stock issued for vested RSUs for prior period services	1,004,982	1,005	(1,005)	-	-	-
Stock options issued for current period services	-	-	57,557	-	-	57,557
Stock-based compensation for vested RSUs for current period services	-	-	28,226	-	-	28,226
Net loss	-	-	-	-	(2,554,469)	(2,554,469)
Balance at March 31, 2024	211,037,383	$211,038	$45,992,759	$-	$(54,521,725)	$(8,317,928)
Common stock and warrants issued for prior period services	1,250,000	1,250	48,750	-	-	50,000
Stock options issued for current period services	-	-	18,915	-	-	18,915
Stock-based compensation for vested RSUs for current period services	-	-	25,000	-	-	25,000
Share issuance from sale of common stock and warrants	13,225,000	13,225	694,926	-	-	708,151
Share issuance from debt cancellation	9,772,494	9,773	668,506	-	-	678,279
Net loss	-	-	-	-	(1,619,727)	(1,619,727)
Balance at June 30, 2024	235,284,877	$235,286	$47,448,856	$-	$(56,141,452)	$(8,457,310)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CRYOMASS TECHNOLOGIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended June 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,174,196)	$(7,960,332)
Adjustments to reconcile net loss to net cash used in operating activities from continuing operations:
Amortization of debt discount (premium)	73,752	13,036
Depreciation and amortization expense	60,358	268,865
Loss (gain) on foreign exchange related to notes payable	(9,776)	1,413
Loss on impairment of goodwill	-	1,190,000
Loss on impairment of intangible assets	-	3,653,043
Loss on extinguishment of debt	338,897	-
Loss on contingent royalty liability	1,405,000	-
Payment in-kind interest accrued	174,939	-
Common stock issued for vested RSUs for current period services	-	129,920
Stock-based compensation for vested RSUs for current period services	53,226	236,603
Stock options issued for current period services	76,472	-
Common stock and warrants issued for prior period services	50,000	-
Common stock issued for current period services	-	85,738
Change in operating assets and liabilities:
Accounts receivable, net	2,363	-
Prepaid expenses	65,638	(11,700)
Accounts payable and accrued expenses	1,092,602	55,964
Deferred revenue	531,250	-
Net cash used in operating activities	(259,475)	(2,337,450)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of intangible assets	-	(49,236)
Net cash used in investing activities	-	(49,236)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	-	686,896
Proceeds from issuance of common stock and warrants	708,151	-
Net cash used in financing activities	708,151	686,896
Net increase (decrease) in cash and cash equivalents	448,676	(1,699,790)
Cash and cash equivalents at beginning of period	49,224	2,016,057
Cash and cash equivalents at end of period	$497,900	$316,267
Supplemental disclosure of non-cash investing activities:
Purchase of property and equipment on credit	$-	246,577
Supplemental disclosure of non-cash financing activities:
Debt discount recognized from warrants issued in conjunction with notes payable	-	179,026
Stock issued for cancellation of debt	678,279	-

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

2. Going Concern Uncertainty, Financial Conditions and Management’s Plans

The Company believes that there is substantial doubt about the Company’s ability to continue as a going concern. The Company believes that its available cash balance as of the date of this filing will not be sufficient to fund its anticipated level of operations for at least the next twelve months. The Company believes that, at the present time, its ability to continue operations depends on cash expected to be available from planned equipment sales and royalty payments in connection with future revenue generation, or possibly from debt or equity investments, to fund its anticipated level of operations for at least the next twelve months. As of June 30, 2024, the Company had a working deficit of $5,996,694 and cash balance of $497,900. The Company estimates that it needs approximately $3,200,000 to cover overhead costs and has capital expenditure requirements of up to $3,125,000, based on the current pipeline of customer activity. The Company believes that the Company will continue to incur losses for the immediate future. The Company expects to finance future cash needs from the results of operations and additional financing until the Company can achieve profitability and positive cash flows from operating activities from, for example, our recently signed equipment purchase and revenue sharing agreements. Since the operating expenses of the unit are required to be covered by licensee and not the Company, the royalty payment would be free cash flow which could be used to cover operating expenses. However, there can be no assurance that the Company will receive sufficient operating cash flow from this agreement or that we will be able to attract the necessary financing.

The continuation of our Company as a going concern is dependent upon the continued financial support from our shareholders, the ability of our Company to obtain necessary equity, debt or other financing to continue operations, and ultimately the attainment of profitable operations. For the six months ended June 30, 2024, our Company used $259,475 of cash for operating activities, incurred a net loss of $4,174,196 and has an accumulated deficit of $56,141,452 since inception.

Our financial statements for the three and six months ended June 30, 2024 have been prepared on a going concern basis and do not include any adjustments that might result from the outcome of this uncertainty.

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

Expenses

Operating Expenses

Operating expenses encompass personnel costs, research and development expenses, general and administrative expenses, professional and legal fees and depreciation and amortization related to the property and equipment and intangibles acquired through the implementation of internal-use software. Personnel costs consist primarily of consulting expense and administrative salaries and wages. General and administrative expenses are comprised of travel expenses, accounting expenses, stock-based compensation, and board fees. Professional services are principally comprised of outside legal and professional fees.

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

We account for the impairment of goodwill under the provisions of Financial Accounting Standards Board (FASB) Accounting Standard Update 2017-04 (“ASU 2017-04”), Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment and FASB Accounting Standards Codification (ASC) 350-20-35, Intangibles – Goodwill and Other – Goodwill.

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

Due to delays in implementing the Company’s business model of its cryogenic process, management fully impaired all related identifiable intangible assets including a patent and in-process research & development in 2023. Internal-use software was not impaired as of June 30, 2024.

Leases

We account for our leases under ASC 842. Under this guidance, arrangements meeting the definition of a lease are classified as operating or financing leases, and are recorded on the condensed consolidated balance sheets as both a right of use asset and lease liability, calculated by discounting fixed lease payments over the lease term at the rate implicit in the lease or our incremental borrowing rate. Lease liabilities are increased by interest and reduced by payments each period, and the right of use asset is amortized over the lease term. For finance leases, interest on the lease liability and the amortization of the right of use asset results in front-loaded expense over the lease term. Variable lease expenses are recorded when incurred.

In calculating the right-of-use asset and lease liability, we have elected to combine lease and non-lease components. We exclude short-term leases having an initial term of 12 months or less from the new guidance as an accounting policy election, and recognize rent expense on a straight-line basis over the lease term.

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

On September 15, 2022, the Company entered into a $2,000,000 Loan Agreement and Unsecured Promissory Note with CRYM Co-Invest (“CRYM Co-Invest”), which accrued interest at 12% per annum, payable quarterly. On December 31, 2023, the parties amended and restated the agreement which includes an additional loan amount of $135,000, disbursed on December 22, 2023. The total principal is $2,289,590, which includes payment-in-kind interest and accrues regular interest at an amended rate of 15% annually. The Company is obligated to repay the principal and all remaining accrued interest in full by April 1, 2025. A discounted cash flow analysis was used to determine the fair value of the debt. As an inducement, the Company also issued four tranches of common stock purchase warrants to CRYM Co-Invest that are exercisable up until February 8, 2029 and include a cashless exercise option. The total number of warrant shares issued was 20,000,000 (each tranche for 5,000,000 shares, exercisable at $0.25, $0.50, $0.75 and $1.00, per share, respectively). The fair value of the Warrants was determined utilizing a Binomial model considering all relevant assumptions at the dates of issuance. The Company also included a sale and purchase commitment option feature where CRYM Co-Invest has agreed to direct its affiliates to purchase up to five (5) units of the Company’s equipment for $1,200,000 each. Along with the sale and purchase commitment option, if the Company identifies a suitable lessee to rent the equipment from the affiliate and enter into an equipment rental agreement, then CRYM Co-Invest and the Company will each receive 50% of a monthly processing fee for the term of the equipment rental. Lastly, the amended agreement also includes a net revenue sharing commitment feature that begins after the first equipment purchase by the lender’s affiliate, whereby the Company will remit 10% of the Company’s quarterly net revenue that is generated through non-affiliated rental and non-affiliated sales income. With respect to the measurement of the contingent liability for future net revenue royalty payments, management has measured this based on the best estimate of the expected future liability as of June 30, 2024.

Net Loss per Share

The Company follows ASC 260, Earnings Per Share, which requires presentation of basic and diluted earnings per share (“EPS”) on the face of the income statement for all entities with complex capital structures. Net earnings or loss per share is computed by dividing net income or loss by the weighted-average number of common shares outstanding during the period, excluding shares subject to redemption or forfeiture. The Company presents basic and diluted net earnings or loss per share. Diluted net earnings or loss per share reflect the actual weighted average of common shares issued and outstanding during the period, adjusted for potentially dilutive securities outstanding. Potentially dilutive securities are excluded from the computation of the diluted net loss per share if their inclusion would be anti-dilutive. As of June 30, 2024, the Company has 19,598,295 unexercised options and 80,082,322 unexercised warrants outstanding. Diluted net loss per share is the same as basic net loss per share for each period.

4. Revenue

On September 23, 2023, the Company recognized a deferred revenue balance of $100,000 on receipt of the upfront fee associated with the delivery of one complete unit of processing equipment and patent license to RubberRock Inc, as defined in the territory license fee section of our licensing agreement. As such, the Company recognized $5,000 of revenue in Q2 2024. As of June 30, 2024, $100,000 of the territory license fee was paid and $85,000 remained in deferred revenue. On July 22, 2024, the Company gave notice to terminate its agreement with RubberRock, due to non-compliance with material terms of the Patent License and Equipment Rental Agreement.

The Company additionally recognized $8,890 and $9,190 of royalty revenue from its contract with RubberRock Inc during the three and six months ended June 30, 2024, respectively.

5. Property and Equipment, Net

Property and equipment, net, of $696,919 and $723,072 as of June 30, 2024 and December 31, 2023, respectively, consisted entirely of machinery and equipment.

	June 30, 2024	December 31, 2023
Machinery and equipment	777,833	777,833
Less: Accumulated depreciation	(80,914)	(54,761)
	$696,919	$723,072

Depreciation expense for the three and six months ended June 30, 2024 was $13,077 and $26,153, respectively. Depreciation expense for the three and six months ended June 30, 2023 was $13,077 and $23,207, respectively.

6. Goodwill and Intangible Assets

The carrying value of goodwill was $0 as of June 30, 2024 and December 31, 2023. We fully impaired goodwill due to delays in implementing our business model, resulting in a $1,190,000 impairment charge in 2023. No additional goodwill has been recognized.

The following tables summarize information relating to the Company’s identifiable intangible assets as of June 30, 2024 and December 31, 2023:

	June 30, 2024
	Estimated	Gross	Accumulated		Carrying
	Useful Life	Amount	Amortization	Impairment	Value
Amortized
Internal-use software	26 months	148,219	(85,511)	-	62,708
Total identifiable intangible assets		$148,219	$(85,511)	$-	$62,708

	December 31, 2023
	Estimated	Gross	Accumulated		Carrying
	Useful Life	Amount	Amortization	Impairment	Value
Amortized
Patent	120 months	$873,263	$(174,653)	$(698,610)	$-
Internal-use software	26 months	148,219	(51,307)	-	96,912
In-process research and development	104 months	3,209,000	(254,567)	(2,954,433)	-
Total identifiable intangible assets		$4,230,482	$(480,527)	$(3,653,043)	$96,912

Amortization expense was $17,102 and $34,204 for the three and six months ended June 30, 2024, respectively. Amortization expense was $131,260 and $245,659 for the three and six months ended June 30, 2023, respectively.

Years ending December 31,	Amount
2024 (remainder of year)	34,206
2025	28,502
62,708

7. Deferred Revenue

On August 18, 2023, we signed a license agreement with California-based RubberRock Inc and its affiliates (“RubberRock” or the “Licensee”). Under the agreement, RubberRock obtained from us a license to use and rent one unit of our equipment under certain rights for the use of the licensed patent solely in connection with the equipment and solely in California. We retain title to and have access to the equipment at all times. The duration of the agreement was five years from August 18, 2023. We subsequently amended the agreement on January 9, 2024 and on February 28, 2024. On July 22, 2024, the Company gave notice to terminate its agreement with RubberRock, due to non-compliance with material terms of the Patent License and Equipment Rental Agreement.

Under the terms of the amended agreement, which are further detailed below, RubberRock agreed to license the patented process and deploy a Unit in exchange for a territory license fee (the “Territory License Fee”) of $100,000 payable in one or more payments as determined by the Company. The Equipment was delivered to the agreed-upon RubberRock location on September 13, 2023 and RubberRock paid $100,000 of the total Territory License Fee on September 25, 2023.

In addition to the Territory License Fee, RubberRock had the obligation to pay Cryomass monthly royalties.

Subsequent to the commencement of the RubberRock agreement, our Chief Executive Officer, Christian Noel, joined the board of directors of RubberRock at the end of September 2023, which created a related party disclosure requirement. Mr. Noel left the board of RubberRock in January 2024.

In the third quarter of 2023, we determined that the $100,000 of territory license fees we received did not yet meet the criteria for revenue recognition and therefore was recorded as deferred revenue. As this amount is recognized as revenue over the five-year life of the contract, we recognized $5,000 of revenue in the first quarter of 2024. As of June 30, 2024, we had total deferred revenue, current and long term of $20,000 and $65,000, respectively, related to this agreement. On July 22, 2024, the Company gave notice to terminate its agreement with RubberRock, due to non-compliance with material terms of the Patent License and Equipment Rental Agreement.

On May 9, 2024, Cryomass entered into an Equipment Purchase and Sale Agreement wherein CRYM Co-Invest Unit #2 LLP (“CRYM2”), a special purpose vehicle created for the purpose, agreed to purchase one CryoSift Separator Unit for $1.2 million. In turn, CRYM2 entered into a lease agreement with a wholly-owned US subsidiary of Leef Brands Inc of Vancouver, Canada to lease the CryoSift Separator for three years with one three-year option to renew.

In the first half of 2024, we determined that the $461,250 of payments we received did not yet meet the criteria for revenue recognition and therefore was recorded as deferred revenue. As of June 30, 2024, we had total deferred revenue, current, of $461,250, related to this agreement.

On June 25, 2024, we received $80,000 related to a territory license fee from a related party that did not yet meet the criteria for revenue recognition and therefore was recorded as deferred revenue. As of June 30, 2024, we had total deferred revenue, current, of $80,000, related to this transaction.

8. Notes Payable

Between April and November 2023, the Company issued Promissory Notes to investors as part of a capital raising effort. The Promissory Notes issued have a total principal amount of $1,240,755, or $1,255,206 net of foreign currency adjustments, and bear interest of 12%. Of the $1,240,755 received in Promissory Notes with warrants, $175,000 of the proceeds are from related parties (net of initial debt discount of $54,128), which is further detailed in Note 9. The Promissory Notes have maturities between 24 and 32 months after issuance, at which point repayment is due in full. In conjunction with the Promissory Notes, the Company also issued Warrants to purchase common shares of the Company (the “Common Shares”) to the same investors. The Company issued 3,381,300 warrants with an exercise price of $0.25 and 2,032,500 with an exercise price of $0.09. The Warrants are exercisable for four years from the issuance date. The Company has determined that the Warrants are classified as equity and are initially measured at fair value. The fair value of the Warrants was determined utilizing a Binomial model considering all relevant assumptions at the dates of issuance, including the Company stock price ($0.13 for April subscription agreements, one of which is for Simon Langelier, $0.09 for May subscription agreements, $0.12 for the June subscription agreement, $0.14 for the July subscription agreement, $0.09 for the October subscription agreement, $0.08 for the November subscription agreement), term (4 years), historical volatility (152-154%), and risk-free rate (3.8% for April subscription agreements, 3.6% and 3.7% for May subscription agreements for Mario Gobbo and a private investor, respectively, 4.0% for a June subscription agreement for Health Diplomats Pte Ltd, 4.2% for a July subscription agreement, 5.0% for an October subscription agreement, 4.6% for a November subscription agreement). The grant date fair value of the Warrants was $351,054. The fair value of the Promissory Notes was $889,701. As the fair value of the Promissory Notes at the issuance date is less than the cash proceeds received, a debt discount on the Promissory Notes of $351,054 was also recorded. As of June 30, 2024, the carrying value of the Promissory Notes was $704,149, net of discount, of which $565,243 relates to non-related parties, and the interest accrued was $119,625.

On April 23, 2024, the Company entered into an agreement with one of its debtors to convert the outstanding net book value of the principal and interest on the note payable of $267,176 into 7,647,494 shares of the Company’s common stock at $0.04 per share and 7,647,494 warrants to purchase shares of the Company’s common stock at an exercise price of $0.07 per share.

On June 12, 2024, the Company entered into an agreement with one of its debtors to convert the outstanding net book value of the principal and interest on the note payable of $71,906 into 2,125,000 shares of the Company’s common stock at $0.04 per share and 2,125,000 warrants to purchase shares of the Company’s common stock at an exercise price of $0.06 per share.

The table below discloses the aggregate amount of long-term borrowings maturing in each of the following years:

Years ending December 31,	Amount
2024	-
2025	731,048
2026	-
2027	-
2028	-
Total gross principal	731,048
(Less: debt discount, net of amortization)	(165,805)
Carrying value as of June 30, 2024	565,243

9. Related Party Transactions

On September 15, 2022, the Company entered into a loan agreement of $2,000,000 with CRYM Co-Invest LP, of which Alexander Massa, a 23.1% beneficial owner of the Company, has investment control. On December 31, 2023, the parties amended and restated the agreement, which includes an additional loan amount of $135,000, disbursed on December 22, 2023. The total principal is $2,289,590, which includes payment-in-kind interest and accrues regular interest at an amended rate of 15% annually. The Company is obligated to repay the principal and all remaining accrued interest in full by April 1, 2025. A discounted cash flow analysis was used to determine the fair value of the debt. As an inducement, the Company also issued four tranches of common stock purchase warrants to CRYM Co-Invest that are exercisable up until February 8, 2029 and include a cashless exercise option. The total number of warrant shares issued was 20,000,000 (each tranche for 5,000,000 shares, exercisable at $0.25, $0.50, $0.75 and $1.00, per share, respectively). The fair value of the Warrants was determined utilizing a Binomial model considering all relevant assumptions at the dates of issuance, including the Company stock price ($0.04), term (5 years), rounded annual volatility (150%), and risk-free rate (3.84%). The Company also included a sale and purchase commitment option feature where CRYM Co-Invest has agreed to direct its affiliates to purchase up to five (5) units of the Company’s equipment for $1,200,000 each. Along with the sale and purchase commitment option, if the Company identifies a suitable lessee to rent the equipment from the affiliate and enter into an equipment rental agreement, then CRYM Co-Invest and the Company will each receive 50% of a monthly processing fee for the term of the equipment rental. Lastly, the amended agreement also includes a net revenue sharing commitment feature that begins after the first equipment purchase by the lender’s affiliate, whereby the Company will remit 10% of the Company’s quarterly net revenue that is generated through non-affiliated rental and non-affiliated sales income. With respect to the measurement of the contingent liability for future net revenue royalty payments, management has measured this based on the best estimate of the expected future liability as of June 30, 2024.

During Q2 2023, the Company received $100,000, $50,000, and $25,000 from Simon Langelier, Health Diplomats Pte Ltd, and Mario Gobbo, respectively. Mr. Langelier and Mr. Gobbo are directors of the Company. Dr. Delon Human is also a director of the Company and is the President of Health Diplomats Pte Ltd. The notes mature on April 17, 2025, June 5, 2025 and May 2, 2025, respectively, and accrue interest at 12% per annum. In conjunction with the loans, the respective parties were issued warrants to purchase 454,500, 227,250, and 113,625 shares of common stock with an exercise price of $0.25 per share. The warrants expire on April 17, 2027, June 5, 2027 and May 2, 2027, respectively.

The table below discloses the aggregate amount of long-term borrowings from related parties maturing in each of the following years:

Years ending December 31,	Amount
2024	-
2025	2,639,529
2026	-
2027	-
2028	-
Total gross principal	2,639,529
Debt premium, net of amortization	29,046
(Less: debt discount, net of amortization)	(28,998)
Carrying value as of June 30, 2024	2,639,577

On June 25, 2024, we received $80,000 related to a territory license fee from a related party that did not yet meet the criteria for revenue recognition and therefore was recorded as deferred revenue. As of June 30, 2024, we had total deferred revenue, current, of $80,000, related to this transaction.

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

From April to June 2024, the Company issued 1,250,000 shares of common stock in conjunction with warrants for prior period services with a total dollar value of $50,000, 13,225,000 shares of common stock in conjunction with warrants related to capital raise efforts for a total dollar value of $708,151, and 9,772,494 shares of common stock in conjunction with warrants to cancel outstanding debt for a total dollar value of $678,279.

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

A summary of the Company’s RSU award activity for the three and six months ended June 30, 2024 and 2023, respectively, is as follows:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2023	2,185,210	$0.20
Granted	-	-
Vested	(1,004,982)	0.23
Forfeited	(68,500)	0.13
Outstanding at March 31, 2024	1,111,728	$0.18
Granted	-	-
Vested	-	-
Forfeited	-	-
Outstanding at June 30, 2024	1,111,728	$0.18

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2022	1,453,857	$0.30
Granted	2,760,660	0.17
Vested	(1,877,932)	0.23
Forfeited	-	-
Outstanding at March 31, 2023	2,336,585	$0.21
Granted	755,500	0.10
Vested	(802,000)	0.12
Forfeited	-	-
Outstanding at June 30, 2023	2,290,085	$0.21

The total fair value of RSUs vested during the three and six months ending June 30, 2024 was $25,000 and $53,226, respectively. The total fair value of RSUs vested during the three and six months ending June 30, 2023, was $79,920 and $327,810, respectively. As of June 30, 2024 and 2023, there was $52,957 and $416,205, respectively, of unrecognized stock-based compensation cost related to non-vested RSU’s, which is expected to be recognized over the remaining vesting period ending January 10, 2025.

Stock-based compensation expense relating to RSU’s was $25,000 and $53,226 for the three and six months ending June 30, 2024, respectively. Stock-based compensation expense relating to RSU’s was $253,552 and $366,523 for the three and six months ending June 30, 2023, respectively. Expenses for stock-based compensation are included on the accompanying condensed consolidated statements of operations in general and administrative expense.

Stock Option Awards

A summary of the Company’s stock option activity for the three and six months ended June 30, 2024, and 2023, respectively, is as follows:

	Stock Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding and exercisable at December 31, 2023	11,513,214	$0.17	7.3	$1,962,017
Granted	8,085,081	0.05	5.4	-
Forfeited	-	-	-	-
Outstanding and exercisable at March 31, 2024	19,598,295	$0.12	6.4	$2,019,574
Granted	-	-	-	-
Forfeited	-	-	-	-
Outstanding and exercisable at June 30, 2024	19,598,295	$0.12	6.1	$2,038,489

	Stock Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding and exercisable at December 31, 2022	8,500,000	$0.18	8.5	$1,579,108
Granted	-	-	-	-
Forfeited	-	-	-	-
Outstanding and exercisable at March 31, 2023	8,500,000	$0.18	8.0	$1,579,108
Granted	-	-	-	-
Forfeited	-	-	-	-
Outstanding and exercisable at June 30, 2023	8,500,000	$0.18	7.7	$1,579,108

During the three and six months ended June 30, 2024, the Company granted options to purchase 0 and 8,085,081 shares of common stock of the Company, respectively with an exercise price of $0.05 per share. These options had a total fair value of $634,560. Of these shares, 5,056,800 vest immediately and expire on January 1, 2029, 2,500,000 vest on January 1, 2026, and expire on January 1, 2031, and 528,281 vest on January 1, 2025, and expire on January 1, 2030.

Warrants

A summary of the Company’s warrant activity for the three months ended June 30, 2024 and 2023, respectively, is as follows:

	Warrant Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Fair Value
Outstanding and exercisable at December 31, 2023	51,662,689	$0.45	2.9	$2,817,424
Granted	-	-	-	-
Exercised	-	-	-	-
Expired	-	-	-	-
Outstanding and exercisable at March 31, 2024	51,662,689	$0.45	2.7	$2,817,424
Granted	28,747,494	0.06	-	770,218
Exercised	-	-	-	-
Expired	-	-	-	-
Outstanding and exercisable at June 30, 2024	80,410,183	$0.31	3.2	$3,587,642

	Warrant Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Fair Value
Outstanding and exercisable at December 31, 2022	73,950,000	$0.40	1.0	$1,867,754
Granted	-	-	-	-
Exercised	-	-	-	-
Expired	(15,000,000)	-	-	-
Outstanding and exercisable at March 31, 2023	58,950,000	$0.40	0.9	$1,867,754
Granted	2,540,550	0.25	-	179,026
Exercised	-	-	-	-
Expired	(9,500,000)	0.40	-	-
Outstanding and exercisable at June 30, 2023	51,990,550	$0.39	0.9	$2,046,780

11. Income Taxes

In accordance with ASC 740-270, the Company calculates the interim tax expense based on an annual effective tax rate (“AETR”). The AETR represents the Company’s estimated effective tax rate for the year based on full year projection of tax expense, divided by the projection of full year pretax book loss, adjusted for discrete transactions occurring during the period. The annual effective tax rate for the three months ended June 30, 2024, was 0.0%,

12. Commitments & Contingencies

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

On December 31, 2023, the Company entered into a net revenue sharing agreement with CRYM Co-Invest in which the Company is obligated to pay royalties equal to 10% of its net revenues. Management determined its best estimate of future expected liability as of June 30, 2024, to be $2,590,000, which is classified as a contingent royalty liability in long-term liabilities on the Company’s balance sheet.

13. Subsequent Events

On July 22, 2024, the Company gave notice to terminate its agreement with RubberRock, Inc.

On July 25, 2024, the European Patent office issued a certificate of registration for unitary patent protection of the Company’s wholy owned subsidiary’s European patent EP3634639.

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

General Overview

History

Cryomass Technologies Inc (“Cryomass Technologies” or the “Company”) began as Auto Tool Technologies Inc., which was incorporated under the laws of the State of Nevada on May 10, 2011. The Company’s name was changed to AFC Building Technologies Inc. effective January 10, 2014. Effective April 26, 2018, the Company changed its name to First Colombia Development Corp. On July 1, 2019, the Company acquired 100% of the membership interests in General Extract, LLC, a Colorado limited liability company. The name of this subsidiary was subsequently changed to Cryomass LLC. Effective October 14, 2019, the Company changed its name to Redwood Green Corp. Effective September 1, 2020, the Company changed its name to Andina Gold Corp. On July 15, 2021, the Company changed its name to Cryomass Technologies Inc and subsequently changed its trading symbol to CRYM.

The Company’s principal office is located at 1001 Bannock St., Suite 612, Denver, CO 80204, and its telephone number is 303-416-7208. The Company’s website is www.cryomass.com. Information appearing on the website is not incorporated by reference into this report.

On June 22, 2021, the Company acquired patented technology from CryoCann USA Corp (“Cryocann”) (including US patent #10,864,525) to harness liquid nitrogen to reduce biomass and then efficiently isolate, collect and preserve delicate resin glands (trichomes) containing prized compounds like cannabinoids and terpenes. Building on this technology, Cryomass has engineered its premier Trichome Separation unit (CryoSift Separator™), optimized via patented cryogenic processes to rapidly capture intact, high-value cannabis and hemp trichomes (CryoSift™). Much like sugar and flour refinements, the resulting CryoSift™ concentrate is a superior product compared to unprocessed biomass. For cultivators, reducing biomass into CryoSift™ slashes volume up to 80%, dramatically lowering storage, handling, and transportation costs. Properly stored, CryoSift™ prevents potency and terpene degradation, preserving value. For processors, the minimized input volume also enables considerable cost savings and logistics advantages. Extracting from CryoSift™ using solvents and manufacturing solventless products unlocks industrial scale yields unattainable otherwise. Cryomass anticipates its efficiencies will catalyze industry-wide shifts in cannabis and hemp post-harvest methods. Additionally, the technology shows promise for diverse trichome-rich plants.

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

On August 18, 2023, the Company entered into a Patent License and Equipment Rental Agreement with RubberRock, Inc. (“RubberRock”) for a term of five years, in which the Company licenses its proprietary CryoSift Separator™ process and technology and leases one CryoSift Separator™ Unit for use in the state of California. The agreement was subsequently amended on January 9, 2024 and again on February 28, 2024. Under the terms of the transaction, RubberRock paid license fees of $100,000 payable and a monthly royalty based on 10% of revenues. Subsequent to the commencement of the RubberRock agreement, our Chief Executive Officer, Christian Noel, joined the board of directors of RubberRock at the end of September 2023, which created a related party disclosure requirement. In January 2024, Christian Noel ceased to be on the board of directors of RubberRock. On July 22, 2024, the Company gave notice to terminate its agreement with RubberRock, due to non-compliance with material terms of the Patent License and Equipment Rental Agreement.

On February 29, 2024, Cryomass entered into an Equipment Purchase And Sale Agreement wherein CRYM Co-Invest Unit #1 LLP (“CRYM1”), a special purpose vehicle created for the purpose, agreed to purchase one CryoSift Separator Unit for C$1.62 million. In turn, CRYM1 entered into a lease agreement with Vmax Canna Solutions Inc of Ontario, Canada to lease the CryoSift Separator for three years with two one-year options. To date, some but not all of the funds have been received from CRYM1.

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

Results of Operations for the Three Months Ended June 30, 2024 and 2023

Our operating results for the three months ended June 30, 2024 and 2023 are summarized as follows:

	For the Three Months Ended June 30,		Change
	2024	2023	Dollars	Percentage
Revenues	$13,889	$-	13,889	100%
Cost of goods sold	-	-	-	-
Gross profit	13,889	-	13,889	100%
Total operating expenses	1,110,762	6,274,718	(5,163,956)	-82%
Loss from operations	(1,096,873)	(6,274,718)	5,177,845	83%
Total other expenses	(522,854)	(87,088)	(435,766)	500%
Net loss before taxes	(1,619,727)	(6,361,806)	4,742,079	-75%
Income taxes	-	-	-	0%
Net loss	$(1,619,727)	$(6,361,806)	$4,742,079	-75%

Revenues

There were $13,889 and $0 in revenues for the three months ended June 30, 2024 and 2023, respectively.

Operating Expenses

Operating expenses encompass personnel costs, research and development, general and administrative expenses, depreciation and amortization expenses, and legal and professional fees. Total operating expenses were $1,110,762 for the three months ended June 30, 2024 as compared to $6,274,718 for the three months ended June 30, 2023. The net decrease of $5,163,956 or 82%, is predominantly related to a decrease in general and administrative expense, personnel costs, depreciation and amortization expense, and intangible asset impairment charges in 2023. The decrease in general and administrative expense of $191,301 or 72% predominantly stems from the Company slowing down the use of RSU grants as stock in 2023. The decrease in personnel costs of $161,855 or 57% is predominantly related to executive pay decreases effective at the beginning of fiscal year 2024. The decrease in depreciation and amortization expense of $114,157 or 55% results from the Company writing off all of its acquisition-related intangible assets in the second quarter of 2023. Additionally, the Company fully impaired goodwill and identifiable intangible assets due to delays in implementing our business model, resulting in a $4,843,043 impairment charge for the three months ended June 30, 2023.

Other Expense

Other expense for the three months ending June 30, 2024 consisted of $338,897 loss on extinguishment of debt, $149,787 interest expense – net and $9,830 gain on foreign exchange. Other expense for the three months ending June 30, 2023 consisted of $82,602 interest expense and $4,486 loss on foreign exchange. The increase in loss on extinguishment of debt relates to the Company cancelling its debt with two debt holders in exchange for common shares and warrants. The increase in interest expense was a result of the Company issuing promissory notes to investors throughout 2023. The gain on foreign exchange predominantly relates to a payable agreement with Cryomass LLC’s supplier as well as notes denominated in CAD.

Net Loss

For the foregoing reasons, we had a net loss of $1,619,727 for the three months ending June 30, 2024, or $0.01 net loss per common share – basic and diluted, compared to a net loss of $6,361,806 for the three months ending June 30, 2023, or $0.03 net loss per common share – basic and diluted.

Results of Operations for the Six Months Ended June 30, 2024 and 2023

Our operating results for the six months ended June 30, 2024 and 2023 are summarized as follows:

	For the Six Months Ended June 30,		Change
	2024	2023	Dollars	Percentage
Revenues	$19,189	$-	$19,189	100%
Cost of goods sold	-	-	-	0%
Gross profit	19,189	-	19,189	100%
Total operating expenses	2,167,535	7,806,273	(5,638,738)	-72%
Loss from operations	(2,148,346)	(7,806,273)	5,657,927	72%
Total other expenses	(2,025,850)	(154,059)	(1,871,791)	1,215%
Net loss before taxes	(4,174,196)	(7,960,332)	3,786,136	48%
Income taxes	-	-	-	0%
Net loss	$(4,174,196)	$(7,960,332)	$3,786,136	48%

Revenues

There were $19,189 and $0 in revenues for the six months ended June 30, 2024 and 2023, respectively.

Operating Expenses

Operating expenses encompass personnel costs, research and development, general and administrative expenses, depreciation and amortization expenses, loss on impairment of goodwill, and legal and professional fees. Total operating expenses were $2,167,535 for the six months ended June 30, 2024 as compared to $7,806,273 for the six months ended June 30, 2023. The net decrease of $5,638,738 or 72%, was primarily attributable to a decrease in intangible asset impairment charges, general and administrative, personnel costs, and legal and professional fees. The Company fully impaired goodwill and identifiable intangible assets due to delays in implementing our business model, resulting in a $4,843,043 impairment charge for the six months ended June 30, 2023. The decrease in general and administrative expense of $265,609 or 34% predominantly stems from the Company slowing down the use of RSU grants as stock in 2023. The decrease in personnel costs of $286,118 or 19% is predominantly related to executive pay decreases effective at the beginning of fiscal year 2024. The decrease in depreciation and amortization expense of $208,507 or 78% results from the Company writing off all of its acquisition-related intangible assets in the second quarter of 2023.

Other Expense

Other expense for the six months ending June 30, 2024 consisted of $338,897 loss on extinguishment of debt, $308,421 interest expense – net and $26,468 gain on foreign exchange. Other expense for the six months ending June 30, 2023 consisted of $136,263 interest expense and $17,796 loss on foreign exchange. The increase in loss on extinguishment of debt relates to the Company cancelling its debt with two debt holders in exchange for common shares and warrants. The increase in interest expense was a result of the Company entering into new promissory note agreements during the second quarter of 2023. The gain on foreign exchange predominantly relates to a payable agreement with Cryomass LLC’s supplier.

Net Loss

For the foregoing reasons, we had a net loss of $4,174,196 for the six months ending June 30, 2024, or $0.02 net loss per common share – basic and diluted, compared to a net loss of $7,960,332 for the six months ending June 30, 2023, or $0.04 net loss per common share – basic and diluted.

Liquidity, Capital Resources and Cash Flows

The Company believes that its available cash balance as of the date of this filing will not be sufficient to fund its anticipated level of operations for at least the next twelve months. The Company believes that, at the present time, its ability to continue operations depends on cash expected to be available from lease payments and royalty payments in connection with future revenue generation, as well as possible debt, equity or other investment sources, to fund its anticipated level of operations for at least the next twelve months. As of June 30, 2024, the Company had a working deficit of $5,996,694 and cash balance of $497,900. The Company estimates that it needs approximately $3,200,000 to cover overhead costs and capital expenditure requirements ranging up to $3,125,000 based on the current pipeline of customer activity. The Company believes that the Company will continue to incur losses for the immediate future. The Company expects to finance future cash needs from the results of operations and additional financing until the Company can achieve profitability and positive cash flows from operating activities. However, there can be no assurance that the Company will receive sufficient cash flow from operations or otherwise that we will be able to attract the necessary financing.

Going Concern

The Company believes that there is substantial doubt about the Company’s ability to continue as a going concern. Our financial statements for the three and six months ended June 30, 2024 have been prepared on a going concern basis and do not include any adjustments that might result from the outcome of this uncertainty.

Capital Resources

The following table summarizes total current assets, liabilities and working (deficit) capital for the periods indicated:

	June 30, 2024	December 31, 2023
Current assets	$533,197	$152,522
Current liabilities	6,529,891	2,493,962
Working (deficit) capital	$(5,996,694)	$2,341,440

As of June 30, 2024 and December 31, 2023, we had a cash balance of $497,900 and $663,978, respectively.

Summary of Cash Flows

	For the Six Months Ended June 30,
	2024	2023
Net cash used in operating activities	$(259,475)	$(2,337,450)
Net cash used in investing activities	$-	$(49,236)
Net cash provided by financing activities	$708,151	$686,896

Net cash used in operating activities

Net cash used in operating activities was $259,475 during the six months ended June 30, 2024. This included a net loss of $4,174,196, partially offset by the following: a non-cash charge related to amortization of debt discount of $73,752, a non-cash charge related to depreciation and amortization expense of $60,358, a non-cash charge related to gain on foreign exchange of notes payable of $9,776, a non-cash charge related to a loss on extinguishment of debt of $338,897, a non-cash charge related to a loss on contingent royalty liability of $1,405,000, a non-cash charge of accrued principal in-kind interest of $174,939, a non-cash charge related to stock-based compensation for vested RSUs for current period services of $53,226, a non-cash charge related to stock options issued for current period services of $76,472, and a non-cash charge related to stock and warrants issued for prior period services of $50,000. This was in addition to net changes in prepaid expenses, accounts payable, accounts receivable, and accrued expenses and deferred revenue of $1,691,853.

Net cash used in operating activities was $2,337,450 during the six months ended June 30, 2023. This included a net loss of $7,960,332, a non-cash charge related to depreciation and amortization of debt discount of $13,036, a non-cash charge related to depreciation and amortization expense of $268,865, a non-cash charge from a loss on foreign exchange related to notes payable of $1,413, a non-cash charge related to loss on impairment of goodwill and intangible assets of $4,843,043, a non-cash charge related to common stock issued for vested RSUs for current period services of $129,920, a non-cash charge related to stock-based compensation for common stock issued for current period services of $236,603, a non-cash charge related to common stock issued for current period services of $85,738. This was in addition to net changes in prepaid expenses and accounts payable and accrued expenses of $44,264.

Net cash used in investing activities

There was no cash used in investing activities during the six months ended June 30, 2024.

Net cash used in investing activities was $49,236 during the six months ended June 30, 2023, due to the purchase of intangible assets.

Net cash provided by financing activities

Net cash provided by financing activities for the six months ended June 30, 2024 was $708,151, from the Company issuing common stock and warrants to investors as part of capital raising efforts.

Net cash provided by financing activities for the six months ended June 30, 2023 was $686,896, from the Company issuing promissory notes to investors as part of capital raising efforts.

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

Item 4. Controls and Procedures

Management’s Evaluation of Disclosure Controls and Procedures

We have carried out an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), to allow timely decisions regarding required disclosures. Based upon that evaluation, our Company’s CEO and CFO concluded that our Company’s disclosure controls and procedures were not effective as of June 30, 2024.

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

Management’s Report on Internal Control Over Financial Reporting

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2024, the end of the period covered by this report and according to the criteria established in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

Based on that evaluation, management has concluded that the Company did not maintain effective internal control over financial reporting as of the quarter ended June 30, 2024, due to the existence of significant deficiency in the internal control over financial reporting described below.

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

Management identified the following material weakness during the year ended December 31, 2023:

●	Management did not timely detect impairment of goodwill and intangible assets as of June 30, 2023, in accordance with GAAP.

Management remediated the above material weakness through designing processes to timely detect impairment and operating those processes as designed in an effective manner. Further, there is no longer a material risk of detecting goodwill impairment, as the total balance was written off in 2023.

Management has determined that we did not maintain effective internal controls over financial reporting as of the quarter ended June 30, 2024, due to the existence of the following significant deficiencies identified by management:

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

Management’s Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer (who is also the Company’s principal executive officer), and our chief financial officer (who is also the Company’s principal financial and accounting officer) to allow for timely decisions regarding required disclosure. Thus, in accordance with Rules 13a-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures as of June 30, 2024, which is the end of the period covered by this Form 10-Q. Based on the evaluation of these disclosure controls and procedures, and in light of the significant deficiencies found in our internal controls over financial reporting, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective. The ineffectiveness of our disclosure controls and procedures was due to significant deficiencies identified in our internal control over financial reporting.

Changes in Internal Control over Financial Reporting

We have not been able to remediate the significant deficiencies described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, and 2022. Our remediation efforts will continue to be implemented throughout our 2024 fiscal year. We believe that the controls that we will be implementing will improve the effectiveness of our internal control over financial reporting. As we continue to evaluate and work to improve our internal control over financial reporting, we may determine to take additional measures to address the significant deficiencies or determine to supplement or modify certain of the remediation measures described above.

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

Dated: August 14, 2024

/s/ Christian Noel
Christian Noel
Chief Executive Officer and Director
(Principal Executive Officer)

Dated: August 14, 2024

/s/ Philip Mullin
Philip Mullin
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)