Form 10-Q
period 2024-09-30
Cryomass Technologies, Inc.
filed 2024-11-08
CIK 1533030

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

As of November 5, 2024 the registrant had 237,159,877 shares of its common stock, par value $0.001 per share, outstanding.

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

i

CRYOMASS TECHNOLOGIES INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2024 (unaudited)	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$183,439	$49,224
Accounts receivable, net	6,189	8,552
Prepaid expenses	106,627	94,746
Total current assets	296,255	152,522

Property and equipment, net	787,764	723,072
Intangible assets, net	45,606	96,912
Total assets	$1,129,625	$972,506

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Accounts payable and accrued expenses	$3,546,243	$2,236,462
Deferred revenue, current	886,688	20,000
Deferred revenue, current – related party	80,000	-
Notes payable, current, net of discount	-	237,500
Notes payable, current, net of discount – related party	2,730,145	-
Total current liabilities	7,243,076	2,493,962

Deferred revenue, long term	60,000	75,000
Notes payable, net of discount	594,795	597,381
Notes payable, net of discount – related party	-	2,470,405
Contingent royalty liability	2,672,082	1,185,000
Total liabilities	10,569,953	6,821,748

Commitments and contingencies (Note 12)

Shareholders’ equity (deficit):
Preferred stock, $0.001 par value, 100,000 shares authorized, no shares issued and outstanding, respectively	-	-
Common stock, $0.001 par value, 500,000,000 shares authorized, 237,159,877 and 210,032,401 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	237,161	210,033
Additional paid-in capital	47,565,896	45,907,981
Accumulated deficit	(57,243,385)	(51,967,256)
Total shareholders’ equity (deficit)	(9,440,328)	(5,849,242)
Total liabilities and shareholders’ equity (deficit)	$1,129,625	$972,506

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CRYOMASS TECHNOLOGIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenues	$5,000	$-	$24,189	$-
Cost of goods sold	-	-	-	-
Gross profit	5,000	-	24,189	-

Operating expenses:
Personnel costs	555,318	869,046	1,760,921	2,360,765
General and administrative	197,195	313,092	717,631	1,099,137
Legal and professional fees	88,168	160,987	469,307	564,226
Depreciation and amortization expense	30,178	30,179	90,536	299,044
Research and development	-	-	-	13,361
Loss on impairment of intangible assets	-	-	-	3,653,043
Loss on impairment of goodwill	-	-	-	1,190,000
Total operating expenses	870,859	1,373,304	3,038,395	9,179,576
Loss from operations	(865,859)	(1,373,304)	(3,014,206)	(9,179,576)

Other income (expenses):
Interest expense – net	(147,504)	(109,302)	(455,924)	(245,566)
Gain / (loss) on foreign exchange	(6,488)	28,740	19,980	10,944
Loss on contingent royalty liability	(82,082)	-	(1,487,082)	-
Loss on extinguishment of debt	-	-	(338,897)	-
Total other expenses	(236,074)	(80,562)	(2,261,923)	(234,622)
Net loss before taxes	(1,101,933)	(1,453,866)	(5,276,129)	(9,414,198)
Income taxes	-	-	-	-
Net loss	(1,101,933)	(1,453,866)	(5,276,129)	(9,414,198)

Net loss per common share:
Loss per common share – basic and diluted	$(0.00)	$(0.01)	$(0.02)	$(0.05)

Weighted average common shares outstanding—basic and diluted	236,962,413	207,422,054	222,192,774	205,740,483

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CRYOMASS TECHNOLOGIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

(UNAUDITED)

	Common Stock		Additional Paid-In	Common Stock to	Accumulated	Total Shareholders’ Equity
	Shares	Amount	Capital	Be Issued	Deficit	(Deficit)
Balance at December 31, 2022	202,651,205	$202,652	$43,163,579	$219,765	$(39,011,528)	$4,574,468
Common stock issued for prior period services	62,500	62	21,813	(21,875)	-	-
Common stock issued for current period services	187,500	188	65,438	-	-	65,626
Common stock issued for vested RSUs for prior period services	1,100,000	1,100	196,790	(197,890)	-	-
Common stock issued for vested RSUs for current period services	777,932	778	49,222	-	-	50,000
Stock-based compensation for vested RSUs for current period services	-	-	62,972	-	-	62,972
Net loss	-	-	-	-	(1,598,526)	(1,598,526)
Balance at March 31, 2023	204,779,137	$204,780	$43,559,814	$-	$(40,610,054)	$3,154,540
Common stock issued for current period services	187,500	187	19,925	-	-	20,112
Common stock issued for vested RSUs for current period services	802,000	802	79,118	-	-	79,920
Stock-based compensation for vested RSUs for current period services	-	-	173,631	-	-	173,631
Warrants issued in conjunction with notes payable	-	-	179,026	-	-	179,026
Net loss	-	-	-	-	(6,361,806)	(6,361,806)
Balance at June 30, 2023	205,768,637	$205,769	$44,011,514	$-	$(46,971,860)	$(2,754,577)
Common stock issued for vested RSUs for current period services	14,875	15	1,369	-	-	1,384
Stock-based compensation for vested RSUs for current period services	-	-	141,905	-	-	141,905
Share issuance from sale of common stock and warrants	4,148,889	4,149	383,493	-	-	387,642
Share issuance from exercise of stock options	100,000	100	15,900	-	-	16,000
Stock options issued for current period services	-	-	177,989	-	-	177,989
Warrants issued in conjunction with notes payable	-	-	65,721	-	-	65,721
Net loss	-	-	-	-	(1,453,866)	(1,453,866)
Balance at September 30, 2023	210,032,401	$210,033	$44,797,891	$-	$(48,425,726)	$(3,417,802)

Balance at December 31, 2023	210,032,401	$210,033	$45,907,981	$-	$(51,967,256)	$(5,849,242)
Common stock issued for vested RSUs for prior period services	1,004,982	1,005	(1,005)	-	-	-
Stock options issued for current period services	-	-	57,557	-	-	57,557
Stock-based compensation for vested RSUs for current period services	-	-	28,226	-	-	28,226
Net loss	-	-	-	-	(2,554,469)	(2,554,469)
Balance at March 31, 2024	211,037,383	$211,038	$45,992,759	$-	$(54,521,725)	$(8,317,928)
Common stock and warrants issued for prior period services	1,250,000	1,250	48,750	-	-	50,000
Stock options issued for current period services	-	-	18,915	-	-	18,915
Stock-based compensation for vested RSUs for current period services	-	-	25,000	-	-	25,000
Share issuance from sale of common stock and warrants	13,225,000	13,225	694,926	-	-	708,151
Share issuance from debt cancellation	9,772,494	9,773	668,506	-	-	678,279
Net loss	-	-	-	-	(1,619,727)	(1,619,727)
Balance at June 30, 2024	235,284,877	$235,286	$47,448,856	$-	$(56,141,452)	$(8,457,310)
Stock options issued for current period services	-	-	18,915	-	-	18,915
Stock-based compensation for vested RSUs for current period services	-	-	25,000	-	-	25,000
Share issuance from sale of common stock and warrants	1,875,000	1,875	73,125	-	-	75,000
Net loss	-	-	-	-	(1,101,933)	(1,101,933)
Balance at September 30, 2024	237,159,877	$237,161	$47,565,896	$-	$(57,243,385)	$(9,440,328)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CRYOMASS TECHNOLOGIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended September 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,276,129)	$(9,414,198)
Adjustments to reconcile net loss to net cash used in operating activities from continuing operations:
Amortization of debt discount (premium)	92,960	34,964
Depreciation and amortization expense	90,536	299,044
Loss (gain) on foreign exchange related to notes payable	(1,282)	(5,972)
Loss on impairment of goodwill	-	1,190,000
Loss on impairment of intangible assets	-	3,653,043
Loss on extinguishment of debt	338,897	-
Loss on contingent royalty liability	1,487,082	-
Payment in-kind interest accrued	267,359	-
Common stock issued for vested RSUs for current period services	-	131,304
Stock-based compensation for vested RSUs for current period services	78,226	378,508
Stock options issued for current period services	95,387	177,989
Common stock and warrants issued for prior period services	50,000	-
Common stock issued for current period services	-	85,738
Change in operating assets and liabilities:
Accounts receivable, net	2,363	-
Prepaid expenses	(11,881)	(62,194)
Accounts payable and accrued expenses	1,309,780	219,805
Deferred revenue	931,688	100,000
Net cash used in operating activities	(545,014)	(3,211,969)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(103,922)	(25,000)
Purchase of intangible assets	-	(49,236)
Net cash used in investing activities	(103,922)	(74,236)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	-	875,991
Proceeds from issuance of common stock and warrants	783,151	387,642
Proceeds from exercise of stock options	-	16,000
Net cash used in financing activities	783,151	1,279,633
Net increase (decrease) in cash and cash equivalents	134,215	(2,006,572)
Cash and cash equivalents at beginning of period	49,224	2,016,057
Cash and cash equivalents at end of period	$183,439	$9,485
Supplemental disclosure of non-cash investing activities:
Purchase of property and equipment on credit	$3,252	221,577
Supplemental disclosure of non-cash financing activities:
Debt discount recognized from warrants issued in conjunction with notes payable	-	244,747
Stock issued for cancellation of debt	339,082	-

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

The first production commercial unit, known as a CryoSift Separator™, is expected to be delivered in the fourth quarter of 2024. The existing beta unit of the respective CryoSift Separator™ is expected to be installed at a business partner’s location in California for demonstration purposes also in the fourth quarter of 2024.

2. Going Concern Uncertainty, Financial Conditions and Management’s Plans

The Company believes that there is substantial doubt about its ability to continue as a going concern. The Company believes that its available cash balance as of the date of this filing will not be sufficient to fund its anticipated level of operations for at least the next twelve months. The Company believes that, at the present time, its ability to continue operations depends on cash expected to be available from planned equipment sales and processing fees in connection with future revenue generation, or possibly from debt or equity investments, to fund its anticipated level of operations for at least the next twelve months. As of September 30, 2024, the Company had a working deficit of $6,946,821 and cash balance of $183,439. The Company estimates that it needs approximately $3,600,000 to cover overhead costs and has contingent capital expenditure requirements of up to $2,700,000, depending on the level of equipment sales, over the next twelve months. The Company believes that it will continue to incur losses for the immediate future. The Company expects to finance future cash needs from the results of operations and additional financing until the Company can achieve profitability and positive cash flows from operating activities. However, there can be no assurance that the Company will receive sufficient operating cash flow from operations or that we will be able to attract the additional financing, if necessary.

The continuation of our Company as a going concern is dependent upon the continued financial support from our shareholders, the ability of our Company to obtain necessary equity, debt or other financing to continue operations, and ultimately the attainment of profitable operations. For the nine months ended September 30, 2024, our Company used $545,014 of cash for operating activities, incurred a net loss of $5,276,129 and has an accumulated deficit of $57,243,385 since inception.

Our financial statements for the three and nine months ended September 30, 2024 have been prepared on a going concern basis and do not include any adjustments that might result from the outcome of this uncertainty.

3. Summary of Significant Accounting Policies

In the opinion of the Company, the accompanying unaudited condensed financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of its financial position as of September 30, 2024, and its results of operations for the three months and nine months ended September 30, 2024, and 2023, and cash flows for the nine months ended September 30, 2024, and 2023. The condensed balance sheet at December 31, 2023, was derived from audited annual financial statements but does not contain all of the footnote disclosures from the annual financial statements.

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

Due to delays in implementing the Company’s business model of its cryogenic process, management fully impaired all related identifiable intangible assets including a patent and in-process research & development in 2023. Internal-use software was not impaired as of September 30, 2024.

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

On September 15, 2022, the Company entered into a $2,000,000 Loan Agreement and Unsecured Promissory Note with CRYM Co-Invest (“CRYM Co-Invest”), which accrued interest at 12% per annum, payable quarterly. On December 31, 2023, the parties amended and restated the agreement which includes an additional loan amount of $135,000, disbursed on December 22, 2023. The total principal is $2,289,590, which includes payment-in-kind interest and accrues regular interest at an amended rate of 15% annually. The Company is obligated to repay the principal and all remaining accrued interest in full by April 1, 2025. A discounted cash flow analysis was used to determine the fair value of the debt. As an inducement, the Company also issued four tranches of common stock purchase warrants to CRYM Co-Invest that are exercisable up until February 8, 2029 and include a cashless exercise option. The total number of warrant shares issued was 20,000,000 (each tranche for 5,000,000 shares, exercisable at $0.25, $0.50, $0.75 and $1.00, per share, respectively). The fair value of the Warrants was determined utilizing a Binomial model considering all relevant assumptions at the dates of issuance. The Company also included a sale and purchase commitment option feature where CRYM Co-Invest has agreed to direct its affiliates to purchase up to five (5) units of the Company’s equipment for $1,200,000 each. Along with the sale and purchase commitment option, if the Company identifies a suitable lessee to rent the equipment from the affiliate and enter into an equipment rental agreement, then CRYM Co-Invest and the Company will each receive 50% of a monthly processing fee for the term of the equipment rental. Lastly, the amended agreement also includes a net revenue sharing commitment feature that begins after the first equipment purchase by the lender’s affiliate, whereby the Company will remit 10% of the Company’s quarterly net revenue that is generated through non-affiliated rental and non-affiliated sales income. With respect to the measurement of the contingent liability for future net revenue royalty payments, management has measured this based on the best estimate of the expected future liability as of September 30, 2024.

Net Loss per Share

The Company follows ASC 260, Earnings Per Share, which requires presentation of basic and diluted earnings per share (“EPS”) on the face of the income statement for all entities with complex capital structures. Net earnings or loss per share is computed by dividing net income or loss by the weighted-average number of common shares outstanding during the period, excluding shares subject to redemption or forfeiture. The Company presents basic and diluted net earnings or loss per share. Diluted net earnings or loss per share reflect the actual weighted average of common shares issued and outstanding during the period, adjusted for potentially dilutive securities outstanding. Potentially dilutive securities are excluded from the computation of the diluted net loss per share if their inclusion would be anti-dilutive. As of September 30, 2024, the Company has 19,598,295 unexercised options and 82,285,183 unexercised warrants outstanding. Diluted net loss per share is the same as basic net loss per share for each period.

4. Revenue

On September 23, 2023, the Company recognized a deferred revenue balance of $100,000 on receipt of the upfront fee associated with the delivery of one complete unit of processing equipment and patent license to RubberRock Inc (“RubberRock”), as defined in the territory license fee section of our licensing agreement. This amount is recognized over the five-year life of the contract and as such, the Company recognized $5,000 and $15,000 of revenue for the three and nine months ended September 30, 2024, respectively. On July 22, 2024, the Company gave notice to terminate its agreement with RubberRock, due to non-compliance with material terms of the Patent License and Equipment Rental Agreement. On October 16, 2024, the Company obtained an order granting the Company’s application for Writ of Possession against RubberRock from the Superior Court of California, County of Alameda, to repossess the CryoSift Separator™ and remove it from the RubberRock premises.

The Company additionally recognized $0 and $9,190 of royalty revenue from its contract with RubberRock Inc during the three and nine months ended September 30, 2024, respectively. $6,190 of royalty revenue was payable by RubberRock to the Company as of the date of termination of the Patent License and Equipment Rental Agreement, which remains uncollected.

5. Property and Equipment, Net

Property and equipment, net, of $787,764 and $723,072 as of September 30, 2024 and December 31, 2023, respectively, consisted entirely of machinery and equipment.

	September 30, 2024	December 31, 2023
Machinery and equipment	881,754	777,833
Less: Accumulated depreciation	(93,990)	(54,761)
	$787,764	$723,072

Depreciation expense for the three and nine months ended September 30, 2024 was $13,077 and $39,230, respectively. Depreciation expense for the three and nine months ended September 30, 2023 was $13,077 and $36,283, respectively.

6. Goodwill and Intangible Assets

The carrying value of goodwill was $0 as of September 30, 2024 and December 31, 2023. We fully impaired goodwill due to delays in implementing our business model, resulting in a $1,190,000 impairment charge in 2023. No additional goodwill has been recognized.

The following tables summarize information relating to the Company’s identifiable intangible assets as of September 30, 2024 and December 31, 2023:

	September 30, 2024
	Estimated	Gross	Accumulated		Carrying
	Useful Life	Amount	Amortization	Impairment	Value
Amortized
Internal-use software	26 months	148,219	(102,613)	-	45,606
Total identifiable intangible assets		$148,219	$(102,613)	$-	$45,606

	December 31, 2023
	Estimated	Gross	Accumulated		Carrying
	Useful Life	Amount	Amortization	Impairment	Value
Amortized
Patent	120 months	$873,263	$(174,653)	$(698,610)	$-
Internal-use software	26 months	148,219	(51,307)	-	96,912
In-process research and development	104 months	3,209,000	(254,567)	(2,954,433)	-
Total identifiable intangible assets		$4,230,482	$(480,527)	$(3,653,043)	$96,912

Amortization expense was $17,102 and $51,307 for the three and nine months ended September 30, 2024, respectively. Amortization expense was $17,102 and $262,761 for the three and nine months ended September 30, 2023, respectively.

Years ending December 31,	Amount
2024 (remainder of year)	17,103
2025	28,503
45,606

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

On October 16, 2024, the Company obtained an order granting the Company’s application for Writ of Possession against RubberRock from the Superior Court of California, County of Alameda, to repossess the CryoSift Separator™ and remove it from the RubberRock premises.

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

In addition to the Territory License Fee, RubberRock had the obligation to pay Cryomass monthly royalties. $6,190 of royalty revenue was payable by RubberRock to the Company as of the date of termination of the Patent License and Equipment rental Agreement, which remains uncollected.

Subsequent to the commencement of the RubberRock agreement, our Chief Executive Officer, Christian Noel, joined the board of directors of RubberRock at the end of September 2023, which created a related party disclosure requirement. Mr. Noel left the board of RubberRock in January 2024.

In the third quarter of 2023, we determined that the $100,000 of territory license fees we received did not yet meet the criteria for revenue recognition and therefore was recorded as deferred revenue. As this amount is recognized as revenue over the five-year life of the contract, we recognized $5,000 of revenue in the third quarter of 2024. As of September 30, 2024, we had total deferred revenue, current and long term of $20,000 and $65,000, respectively, related to this agreement. On July 22, 2024, the Company gave notice to terminate its agreement with RubberRock, due to non-compliance with material terms of the Patent License and Equipment Rental Agreement.

On February 29, 2024, Cryomass entered into an Equipment Purchase and Sale Agreement wherein CRYM Co-Invest Unit #1 LLP (“CRYM1”), a special purpose vehicle created for the purpose, agreed to purchase one CryoSift Separator Unit for CAD $1.620 million. In turn, CRYM1 entered into a lease agreement with a wholly-owned US subsidiary of VMAX Canna Solutions Inc. of North York, Canada to lease the CryoSift Separator for three years with one three-year option to renew.

For the nine months ended September 30, 2024, we determined that the CAD $30,000 of payments we received, or USD $21,688, did not yet meet the criteria for revenue recognition and therefore was recorded as deferred revenue. As of September 30, 2024, we had total deferred revenue, current, of $21,688, related to this agreement.

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

For the nine months ended September 30, 2024, we determined that the $845,000 of payments we received did not yet meet the criteria for revenue recognition and therefore was recorded as deferred revenue. As of September 30, 2024, we had total deferred revenue, current, of $845,000, related to this agreement.

On June 25, 2024, we received $80,000 related to a territory license fee from a related party that did not yet meet the criteria for revenue recognition and therefore was recorded as deferred revenue. As of September 30, 2024, we had total deferred revenue, current, of $80,000, related to this transaction.

8. Notes Payable

Between April and November 2023, the Company issued Promissory Notes to investors as part of a capital raising effort. The Promissory Notes issued have a total principal amount of $1,240,755, or $1,255,206 net of foreign currency adjustments, and bear interest of 12%. Of the $1,240,755 received in Promissory Notes with warrants, $175,000 of the proceeds are from related parties (net of initial debt discount of $54,128), which is further detailed in Note 9. The Promissory Notes have maturities between 24 and 32 months after issuance, at which point repayment is due in full. In conjunction with the Promissory Notes, the Company also issued Warrants to purchase common shares of the Company (the “Common Shares”) to the same investors. The Company issued 3,381,300 warrants with an exercise price of $0.25 and 2,032,500 with an exercise price of $0.09. The Warrants are exercisable for four years from the issuance date. The Company has determined that the Warrants are classified as equity and are initially measured at fair value. The fair value of the Warrants was determined utilizing a Binomial model considering all relevant assumptions at the dates of issuance, including the Company stock price ($0.13 for April subscription agreements, one of which is for Simon Langelier, $0.09 for May subscription agreements, $0.12 for the June subscription agreement, $0.14 for the July subscription agreement, $0.09 for the October subscription agreement, $0.08 for the November subscription agreement), term (4 years), historical volatility (152-154%), and risk-free rate (3.8% for April subscription agreements, 3.6% and 3.7% for May subscription agreements for Mario Gobbo and a private investor, respectively, 4.0% for a June subscription agreement for Health Diplomats Pte Ltd, 4.2% for a July subscription agreement, 5.0% for an October subscription agreement, 4.6% for a November subscription agreement). The grant date fair value of the Warrants was $351,054. The fair value of the Promissory Notes was $889,701. As the fair value of the Promissory Notes at the issuance date is less than the cash proceeds received, a debt discount on the Promissory Notes of $351,054 was also recorded. As of September 30, 2024, the carrying value of the Promissory Notes was $748,628, net of discount, of which $594,795 relates to non-related parties, and the interest accrued was $117,592.

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

The table below discloses the aggregate amount of long-term borrowings maturing in each of the following years:

Years ending December 31,	Amount
2024	-
2025	739,541
2026	-
2027	-
2028	-
Total gross principal	739,541
(Less: debt discount, net of amortization)	(144,746)
Carrying value as of September 30, 2024	594,795

9. Related Party Transactions

On September 15, 2022, the Company entered into a loan agreement of $2,000,000 with CRYM Co-Invest LP, of which Alexander Massa, a 23.1% beneficial owner of the Company, has investment control. On December 31, 2023, the parties amended and restated the agreement, which includes an additional loan amount of $135,000, disbursed on December 22, 2023. The total principal is $2,289,590, which includes payment-in-kind interest and accrues regular interest at an amended rate of 15% annually. The Company is obligated to repay the principal and all remaining accrued interest in full by April 1, 2025. A discounted cash flow analysis was used to determine the fair value of the debt. As an inducement, the Company also issued four tranches of common stock purchase warrants to CRYM Co-Invest that are exercisable up until February 8, 2029 and which include a cashless exercise option. The total number of warrant shares issued was 20,000,000 (each tranche for 5,000,000 shares, exercisable at $0.25, $0.50, $0.75 and $1.00, per share, respectively). The fair value of the Warrants was determined utilizing a Binomial model considering all relevant assumptions at the dates of issuance, including the Company stock price ($0.04), term (5 years), rounded annual volatility (150%), and risk-free rate (3.84%). The Company also included a sale and purchase commitment option feature where CRYM Co-Invest has agreed to direct its affiliates to purchase up to five (5) units of the Company’s equipment for $1,200,000 each. Along with the sale and purchase commitment option, if the Company identifies a suitable lessee to rent the equipment from the affiliate and enter into an equipment rental agreement, then CRYM Co-Invest and the Company will each receive 50% of a monthly processing fee for the term of the equipment rental. Lastly, the amended agreement also includes a net revenue sharing commitment feature that begins after the first equipment purchase by the lender’s affiliate, whereby the Company will remit 10% of the Company’s quarterly net revenue that is generated through non-affiliated rental and non-affiliated sales income. With respect to the measurement of the contingent liability for future net revenue royalty payments, management has measured this based on the best estimate of the expected future liability as of September 30, 2024.

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

The table below discloses the aggregate amount of long-term borrowings from related parties maturing in each of the following years:

Years ending December 31,	Amount
2024	-
2025	2,731,949
2026	-
2027	-
2028	-
Total gross principal	2,731,949
Debt premium, net of amortization	19,364
(Less: debt discount, net of amortization)	(21,168)
Carrying value as of September 30, 2024	2,730,145

On June 25, 2024, we received $80,000 related to a territory license fee from a related party that did not yet meet the criteria for revenue recognition and therefore was recorded as deferred revenue. As of September 30, 2024, we had total deferred revenue, current, of $80,000, related to this transaction.

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

From July to September 2024, the Company issued 1,875,000 shares of common stock in conjunction with warrants related to capital raise efforts for a total dollar value of $75,000.

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

A summary of the Company’s RSU award activity for the three and nine months ended September 30, 2024 and 2023, respectively, is as follows:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2023	2,185,210	$0.20
Granted	-	-
Vested	(1,004,982)	0.23
Forfeited	(68,500)	0.13
Outstanding at March 31, 2024	1,111,728	$0.18
Granted	-	-
Vested	-	-
Forfeited	-	-
Outstanding at June 30, 2024	1,111,728	$0.18
Granted	-	-
Vested	-	-
Forfeited	-	-
Outstanding at September 30, 2024	1,111,728	$0.18

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2022	1,453,857	$0.30
Granted	2,760,660	0.17
Vested	(1,877,932)	0.23
Forfeited	-	-
Outstanding at March 31, 2023	2,336,585	$0.21
Granted	755,500	0.10
Vested	(802,000)	0.12
Forfeited	-	-
Outstanding at June 30, 2023	2,290,085	$0.21
Granted	-	-
Vested	(14,875)	0.09
Forfeited	-	-
Outstanding at September 30, 2023	2,275,210	$0.20

Stock-based compensation expense relating to RSU’s was $25,000 and $78,226 for the three and nine months ending September 30, 2024, respectively. Stock-based compensation expense relating to RSU’s was $143,289 and $509,812 for the three and nine months ending September 30, 2023, respectively. As of September 30, 2024 and 2023, there was $27,957 and $259,532, respectively, of unrecognized stock-based compensation cost related to non-vested RSU’s, which is expected to be recognized over the remaining vesting period ending January 10, 2025. Expenses for stock-based compensation are included on the accompanying condensed consolidated statements of operations in general and administrative expense.

Stock Option Awards

A summary of the Company’s stock option activity for the three and nine months ended September 30, 2024, and 2023, respectively, is as follows:

	Stock Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding and exercisable at December 31, 2023	11,513,214	$0.17	7.3	$1,962,017
Granted	8,085,081	0.05	5.4	-
Forfeited	-	-	-	-
Outstanding and exercisable at March 31, 2024	19,598,295	$0.12	6.4	$2,019,574
Granted	-	-	-	-
Forfeited	-	-	-	-
Outstanding and exercisable at June 30, 2024	19,598,295	$0.12	6.1	$2,038,489
Granted	-	-	-	-
Forfeited	-	-	-	-
Outstanding and exercisable at September 30, 2024	19,598,295	$0.10	5.9	$2,057,404

	Stock Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding and exercisable at December 31, 2022	8,500,000	$0.18	8.5	$1,579,108
Granted	-	-	-	-
Forfeited	-	-	-	-
Outstanding and exercisable at March 31, 2023	8,500,000	$0.18	8.0	$1,579,108
Granted	-	-	-	-
Forfeited	-	-	-	-
Outstanding and exercisable at June 30, 2023	8,500,000	$0.18	7.7	$1,579,108
Granted	3,113,214	0.15	-	382,909
Exercised	(100,000)	0.16
Forfeited	-	-	-	-
Outstanding and exercisable at September 30, 2023	11,513,214	$0.18	7.6	$1,962,017

During the three and nine months ended September 30, 2024, the Company granted options to purchase 0 and 8,085,081 shares of common stock of the Company, respectively with an exercise price of $0.05 per share. These options had a total fair value of $634,560. Of these shares, 5,056,800 vest immediately and expire on January 1, 2029, 2,500,000 vest on January 1, 2026, and expire on January 1, 2031, and 528,281 vest on January 1, 2025, and expire on January 1, 2030.

Warrants

A summary of the Company’s warrant activity for the three and nine months ended September 30, 2024 and 2023, respectively, is as follows:

	Warrant Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Fair Value
Outstanding and exercisable at December 31, 2023	51,662,689	$0.45	2.9	$2,817,424
Granted	-	-	-	-
Exercised	-	-	-	-
Expired	-	-	-	-
Outstanding and exercisable at March 31, 2024	51,662,689	$0.45	2.7	$2,817,424
Granted	28,747,494	0.06	-	770,218
Exercised	-	-	-	-
Expired	-	-	-	-
Outstanding and exercisable at June 30, 2024	80,410,183	$0.31	3.2	$3,587,642
Granted	1,875,000	0.06	-	36,918
Exercised	-	-	-	-
Expired	-	-	-	-
Outstanding and exercisable at September 30, 2024	82,285,183	$0.31	3.0	$3,624,560

	Warrant Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Fair Value
Outstanding and exercisable at December 31, 2022	73,950,000	$0.40	1.0	$1,867,754
Granted	-	-	-	-
Exercised	-	-	-	-
Expired	(15,000,000)	-	-	-
Outstanding and exercisable at March 31, 2023	58,950,000	$0.40	0.9	$1,867,754
Granted	2,540,550	0.25	-	179,026
Exercised	-	-	-	-
Expired	(9,500,000)	0.40	-	-
Outstanding and exercisable at June 30, 2023	51,990,550	$0.39	0.9	$2,046,780
Granted	4,589,639	0.19	-	203,858
Exercised	-	-	-	-
Expired	(1,000,000)	0.40	-	-
Outstanding and exercisable at September 30, 2023	55,580,189	$0.37	0.9	$2,250,638

11. Income Taxes

In accordance with ASC 740-270, the Company calculates the interim tax expense based on an annual effective tax rate (“AETR”). The AETR represents the Company’s estimated effective tax rate for the year based on full year projection of tax expense, divided by the projection of full year pretax book loss, adjusted for discrete transactions occurring during the period. The annual effective tax rate for the three months ended September 30, 2024, was 0.0%,

12. Commitments & Contingencies

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

On December 31, 2023, the Company entered into a net revenue sharing agreement with CRYM Co-Invest in which the Company is obligated to pay royalties equal to 10% of its net revenues. Management determined its best estimate of future expected liability as of September 30, 2024, to be $2,672,082, which is classified as a contingent royalty liability in long-term liabilities on the Company’s balance sheet.

13. Subsequent Events

On October 16, 2024, the Company obtained an order granting the Company’s application for Writ of Possession against RubberRock from the Superior Court of California, County of Alameda, to repossess the CryoSift Separator™ and remove it from the RubberRock premises. The Company terminated its Patent License and Equipment Rental Agreement with RubberRock on July 22, 2024, due to RubberRock’s non-compliance with material terms of the agreement.

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

Through an independent engineering and manufacturing firm we refined the design of the CryoSift Separator™ for the handling of harvested hemp, cannabis and other premium crops. Our first CryoSift Separator™ unit has been fully developed and was delivered to RubberRock Inc., a company in California as described in the following section of this report. The Patent License and Equipment Rental Agreement with RubberRock was terminated by the Company on July 22, 2024, due to RubberRock’s non-compliance with material terms.

Third party engineering and manufacturing firms have indicated that they have the capacity to manufacture sufficient units to meet our needs for the foreseeable future.

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

On October 16, 2024, the Company obtained an order granted the Company’s application forWrit of Possession against RubberRock from the Superior Court of California, County of Alameda, to repossess the CryoSift Separator™ and remove it from the RubberRock premises.

On February 29, 2024, Cryomass entered into an Equipment Purchase And Sale Agreement wherein CRYM Co-Invest Unit #1 LLP (“CRYM1”), a special purpose vehicle created for the purpose, agreed to purchase one CryoSift Separator Unit for C$1.62 million. In turn, CRYM1 entered into a lease agreement with Vmax Canna Solutions Inc of Ontario, Canada to lease the CryoSift Separator for three years with two one-year options. To date, C$30,000 of the purchase price has been received from CRYM1.

On May 9, 2024, Cryomass entered into an Equipment Purchase And Sale Agreement wherein CRYM Co-Invest Unit #2 LLP (“CRYM2”), a special purpose vehicle created for the purpose, agreed to purchase one CryoSift Separator Unit for $1.2 million. In turn, CRYM2 entered into a lease agreement with a wholly-owned US subsidiary of Leef Brands Inc of Vancouver, Canada to lease the CryoSift Separator for three years with one three-year options to renew. The purchase of this unit by CRYM1 has been paid in full.

We believe that our technologies will deliver a compelling combination of cost and time savings while enhancing product quality and quantity for largescale cultivators and processors of hemp and cannabis. To that end, Cryomass is working with an extensive pipeline of cultivators and processors in various markets, including several states in the USA, as well as Canada.

Results of Operations for the Three Months Ended September 30, 2024 and 2023

Our operating results for the three months ended September 30, 2024 and 2023 are summarized as follows:

	For the Three Months Ended September 30,		Change
	2024	2023	Dollars	Percentage
Revenues	$5,000	$-	5,000	100%
Cost of goods sold	-	-	-	-
Gross profit	5,000	-	5,000	100%
Total operating expenses	870,859	1,373,304	(502,445)	-37%
Loss from operations	(865,859)	(1,373,304)	507,445	37%
Total other expenses	(236,074)	(80,562)	(155,512)	-193%
Net loss before taxes	(1,101,933)	(1,453,866)	351,933	24%
Income taxes	-	-	-	0%
Net loss	$(1,101,933)	$(1,453,866)	$351,933	24%

Revenues

There were $5,000 and $0 in revenues for the three months ended September 30, 2024 and 2023, respectively.

Operating Expenses

Operating expenses encompass personnel costs, general and administrative expenses, depreciation and amortization expenses, and legal and professional fees. Total operating expenses were $870,859 for the three months ended September 30, 2024 as compared to $1,373,304 for the three months ended September 30, 2023. The net decrease of $502,445 or 37%, is predominantly related to a decrease in general and administrative expense, personnel costs, and legal and professional fees in 2024. The decrease in personnel costs of $313,728 or 52% is predominantly related to executive pay decreases effective at the beginning of fiscal year 2024, the termination of an employee, and ceased efforts to work with a SOX compliance consultant. The decrease in general and administrative expense of $115,897 or 30% predominantly stems from the Company phasing out the use of RSU grants as stock compensation in 2023. The decrease in legal and professional fees of $72,819, or 77% is predominantly related to a decrease in recruiting expenses and investor relations expenses as the company has had reduced hiring and capital raise efforts in 2024.

Other Expense

Other expense for the three months ending September 30, 2024 consisted of $82,082 loss on contingent royalty liability, $147,504 interest expense – net and $6,488 loss on foreign exchange. Other expense for the three months ending September 30, 2023 consisted of $109,302 interest expense and $28,740 loss on foreign exchange. The increase in loss on contingent royalty liability is a result of an updated forecast of expected royalties due affecting the current fair value of the contingent royalty liability. The increase in interest expense was a result of the Company issuing promissory notes to investors throughout 2023. The gain on foreign exchange predominantly relates to a payable agreement with Cryomass LLC’s supplier as well as notes denominated in CAD.

Net Loss

For the foregoing reasons, we had a net loss of $1,101,933 for the three months ending September 30, 2024, or $0.00 net loss per common share – basic and diluted, compared to a net loss of $1,453,866 for the three months ending September 30, 2023, or $0.01 net loss per common share – basic and diluted.

Results of Operations for the Nine Months Ended September 30, 2024 and 2023

Our operating results for the nine months ended September 30, 2024 and 2023 are summarized as follows:

	For the Nine Months Ended September 30,		Change
	2024	2023	Dollars	Percentage
Revenues	$24,189	$-	$24,189	100%
Cost of goods sold	-	-	-	0%
Gross profit	24,189	-	24,189	100%
Total operating expenses	3,038,395	9,179,576	(6,141,181)	-67%
Loss from operations	(3,014,206)	(9,179,576)	6,165,370	67%
Total other expenses	(2,261,923)	(234,622)	(2,027,301)	-864%
Net loss before taxes	(5,276,129)	(9,414,198)	4,138,069	44%
Income taxes	-	-	-	0%
Net loss	$(5,276,129)	$(9,414,198)	$4,138,069	44%

Revenues

There were $24,189 and $0 in revenues for the nine months ended September 30, 2024 and 2023, respectively.

Operating Expenses

Operating expenses encompass personnel costs, research and development, general and administrative expenses, depreciation and amortization expenses, loss on impairment of goodwill, and legal and professional fees. Total operating expenses were $3,038,395 for the nine months ended September 30, 2024 as compared to $9,179,576 for the nine months ended September 30, 2023. The net decrease of $6,141,181 or 67%, was primarily attributable to a decrease in intangible asset impairment charges, general and administrative, personnel costs, and depreciation and amortization expense. The Company fully impaired goodwill and identifiable intangible assets due to delays in implementing our business model, resulting in a $4,843,043 impairment charge for the nine months ended September 30, 2023. The decrease in personnel costs of $599,844 or 25% is predominantly related to executive pay decreases effective at the beginning of fiscal year 2024, the termination of an employee, and ceased efforts to work with a SOX compliance consultant. The decrease in general and administrative expense of $381,506 or 35% predominantly stems from the Company phasing out the use of RSU grants as stock compensation in 2023. The decrease in depreciation and amortization expense of $208,508 or 70% results from the Company writing off all of its acquisition-related intangible assets in the second quarter of 2023.

Other Expense

Other expense for the nine months ending September 30, 2024 consisted of $338,897 loss on extinguishment of debt, $455,924 interest expense – net, $19,980 gain on foreign exchange and a $1,487,082 loss on contingent royalty liability. Other expense for the nine months ending September 30, 2023 consisted of $245,566 interest expense and $10,944 gain on foreign exchange. The increase in loss on extinguishment of debt relates to the Company cancelling its debt with two debt holders in exchange for common shares and warrants. The increase in interest expense was a result of the Company entering into new promissory note agreements during the second quarter of 2023. The gain on foreign exchange predominantly relates to a payable agreement with Cryomass LLC’s supplier as well as notes denominated in CAD.

Net Loss

For the foregoing reasons, we had a net loss of $5,276,129 for the nine months ending September 30, 2024, or $0.02 net loss per common share – basic and diluted, compared to a net loss of $9,414,198 for the nine months ending September 30, 2023, or $0.0 net loss per common share – basic and diluted.

Liquidity, Capital Resources and Cash Flows

The Company believes that its available cash balance as of the date of this filing will not be sufficient to fund its anticipated level of operations for at least the next twelve months. The Company believes that, at the present time, its ability to continue operations depends on cash expected to be available from lease payments and royalty payments in connection with future revenue generation, as well as possible debt, equity or other investment sources, to fund its anticipated level of operations for at least the next twelve months. As of September 30, 2024, the Company had a working deficit of $6,946,821 and cash balance of $183,439. The Company estimates that it needs approximately $3,600,000 to cover overhead costs and capital expenditure requirements ranging up to $2,700,000 based on the current pipeline of customer activity. The Company believes that the Company will continue to incur losses for the immediate future. The Company expects to finance future cash needs from the results of operations and additional financing until the Company can achieve profitability and positive cash flows from operating activities. However, there can be no assurance that the Company will receive sufficient cash flow from operations or otherwise that we will be able to attract the necessary financing.

Going Concern

The Company believes that there is substantial doubt about the Company’s ability to continue as a going concern. Our financial statements for the three and nine months ended September 30, 2024 have been prepared on a going concern basis and do not include any adjustments that might result from the outcome of this uncertainty.

Capital Resources

The following table summarizes total current assets, liabilities and working (deficit) capital for the periods indicated:

	September 30, 2024	December 31, 2023
Current assets	$296,255	$152,522
Current liabilities	7,243,076	2,493,962
Working (deficit) capital	$(6,946,821)	$(2,341,440)

As of September 30, 2024 and December 31, 2023, we had a cash balance of $183,439 and $49,224, respectively.

Summary of Cash Flows

	For the Nine Months Ended September 30,
	2024	2023
Net cash used in operating activities	$(545,014)	$(3,211,969)
Net cash used in investing activities	$(103,922)	$(74,236)
Net cash provided by financing activities	$783,151	$1,279,633

Net cash used in operating activities

Net cash used in operating activities was $545,014 during the nine months ended September 30, 2024. This included a net loss of $5,276,129, partially offset by the following: a non-cash charge related to amortization of debt discount of $92,960, a non-cash charge related to depreciation and amortization expense of $90,536, a non-cash charge related to gain on foreign exchange of notes payable of $1,282, a non-cash charge related to a loss on extinguishment of debt of $338,897, a non-cash charge related to a loss on contingent royalty liability of $1,487,082, a non-cash charge of accrued principal in-kind interest of $267,359, a non-cash charge related to stock-based compensation for vested RSUs for current period services of $78,226, a non-cash charge related to stock options issued for current period services of $95,387, and a non-cash charge related to stock and warrants issued for prior period services of $50,000. This was in addition to net changes in prepaid expenses, accounts payable, accounts receivable, and accrued expenses and deferred revenue of $2,231,950.

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

Net cash used in investing activities

Net cash used in investing activities was $103,922 during the nine months ended September 30, 2024, due to the purchase of property and equipment.

Net cash used in investing activities was $74,236 during the nine months ended September 30, 2023, due to the purchase of property and equipment and intangible assets.

Net cash provided by financing activities

Net cash provided by financing activities for the nine months ended September 30, 2024 was $783,151, resulting from the Company issuing common stock and warrants to investors as part of capital raising efforts.

Net cash provided by financing activities for the nine months ended September 30, 2023 was $1,279,633, resulting from the Company issuing promissory notes, common stock, and warrants to investors as part of capital raising efforts.

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

Item 4. Controls and Procedures

Management’s Evaluation of Disclosure Controls and Procedures

We have carried out an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), to allow timely decisions regarding required disclosures. Based upon that evaluation, our Company’s CEO and CFO concluded that our Company’s disclosure controls and procedures were not effective as of September 30, 2024.

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

Management’s Report on Internal Control Over Financial Reporting

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2024, the end of the period covered by this report and according to the criteria established in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

Based on that evaluation, management has concluded that the Company did not maintain effective internal control over financial reporting as of the quarter ended September 30, 2024, due to the existence of significant deficiency in the internal control over financial reporting described below.

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

Management has determined that we did not maintain effective internal controls over financial reporting as of the quarter ended September 30, 2024, due to the existence of the following significant deficiencies identified by management:

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

Management’s Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer (who is also the Company’s principal executive officer), and our chief financial officer (who is also the Company’s principal financial and accounting officer) to allow for timely decisions regarding required disclosure. Thus, in accordance with Rules 13a-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures as of September 30, 2024, which is the end of the period covered by this Form 10-Q. Based on the evaluation of these disclosure controls and procedures, and in light of the significant deficiencies found in our internal controls over financial reporting, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective. The ineffectiveness of our disclosure controls and procedures was due to significant deficiencies identified in our internal control over financial reporting.

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

Dated: November 8, 2024

/s/ Christian Noel
Christian Noel
Chief Executive Officer and Director
(Principal Executive Officer)

Dated: November 8, 2024

/s/ Philip Mullin
Philip Mullin
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)